Form 10-Q
period 1999-06-30
SPORTSMANS WHOLESALE CO
filed 1999-08-17
CIK 1071157

U.S. Securities and Exchange Commission
                                  	Washington D.C. 2054 9

                                       	Form 10-QSB
  	[x]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934.

                      	For the Quarter Ended June 30, 1999

                                       	OR

         	[ ] Transition Report Pursuant to Section 13 or 15 (d) or the
                        	Securities Exchange Act of 1934.

                         	Commission File Number 33-65573


                            	Sportsman's Wholesale Company
             	(name of small business issuer as specified in its charter)

        	Nevada		                                     					84-1408762
(State of other jurisdiction	                        			(I.R.S. employer
 incorporation or organization)			                       identification No.)

                        	55 West 200 North, Provo, UT 84601
                      	(Address of principal executive offices)

           	Registrant's telephone no., including area code: 801 377-0874

          	Former name, former address, and former fiscal year, if changed
                                	since last report.

  Securities registered pursuant to Section 12(b) or the Exchange Act:	None

  Securities registered pursuant to Section 12(g) or the Exchange Act:	None

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) or the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	X     No X

   	Common Stock outstanding at August 16, 1999 - 1,603,500 of $0.0001 par
	                          value Common Stock.

PART 1     	FINANCIAL INFORMATION
Item 1	     Financial Statements

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                       	SPORTSMAN'S WHOLESALE COMPANY
	                        (Development Stage Company)

                          	CONDENSED BALANCE SHEETS
                                	[Unaudited]

                                    						 June 30, 1999   Dec. 31, 1998
                                   							_____________   	______________

ASSETS
CURRENT ASSETS:
     	Cash	                          					$    2,341      		$     1,624
     	Inventory					                           5,183           			  625
     	Accounts Recievable		              	     1,800			               0
     	Vehicle, net depreciation (303)          1,197		           	1,304
                                   							______________  	 ______________
          		Total Current Assets        		$   10,521      		$    	3,553

OTHER ASSETS:	                        				         0			               0
                                   							______________  	 ______________
TOTAL ASSETS:					                        $   10,521		      $    	3,553

                	LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                   							 June 30, 1999	    Dec. 31, 1998
                                   							_______________   ______________

CURRENT LIABILITIES:

     	Accounts Payable                				$  16,375	      	$    12,854
    		Accrued Expenses	                		     3,706	       	     4,315
    		Related Notes Payable                  41,500		           27,500
                                   							______________  	______________
          		  Total Current Liabilities  	$  61,581        $    44,669

STOCKHOLDERS' EQUITY (DEFICIT)

    	Common Stock, $.0001 par value
	     50,000,000, 1,503,500 issued
	     and outstanding.			                   		 150	            		 150

	    Additional paid in capital	       	     3,975	       	     3,975
    	Accumulated deficit		             	   (55,185)	      	   (45,241)
                                  							 ______________  	______________
    	 Total Stockholders' Equity	      	$  (51,060)	      	$  (41,116)

TOTAL LIABILITIES & EQUITY	           		$   10,521       		$    3,553

  The accompanying notes are an integral part of these financial statements.

     	NOTE:   The balance sheet at December 31, 1999 was taken from the
	         audited financial statements at that date and condensed.

                         	SPORTSMAN'S WHOLESALE COMPANY
                          	[Development Stage Company]

                       	CONDENSED STATEMENTS OF OPERATIONS
                                  	[Unaudited]


	                         				For the Three   	 For the Three    From Inception,
                         					Months Ended	     Months Ended       	Feb. 5, 1997
                         					June 30, 1999	    June 30, 1998	      June 30,1999
                         					_____________	    _____________    _____________
REVENUE:
   	Clays consulting fees	    $   1,800		       $       0		      $    1,800

	   Inventory Sale		               	  0		            	  0		             306
   	Cost of Goods Sold	            	  0		            	  0	      	      (275)
                         					_____________    	_____________    _____________
   	Total Revenue		           $   1,800		       $       0		      $     1,831


EXPENSES:
     	General and
 	    Administrative Expenses $   1,123        $   6,702 	    $   55,138
     	Interest Expense	           1,038       	        0     	     1,278
                         					_____________    	______________  	____________
Income (Loss) from operation		$   (361)           (6,072)	      $(55,185)

Other Income:	                   			  0            			  0	           		   0

Total Other Income               			  0		            	  0	                0
                         					_____________    	______________  	____________
NET LOSS			                  	$    (361)      		$  (6,702)	     	$  (55,185)

Net Loss Per Share		               0.00		            0.00		           	0.00

	The accompanying notes are an integral part of these financial statements.

                          	SPORTSMAN'S WHOLESALE COMPANY
                           	(Development Stage Company)

                        	CONDENSED STATEMENTS OF OPERATIONS

                                  	[Unaudited]

                             			 		For the Six   	For the Six	  From Inception,
  		                            			Months Ended  	Months Ended      Feb. 5, 1998
                              					June 30, 1999	 June 30, 1998    	June 30,1999
                              					_____________  _____________ 	_____________
REVENUE:
	     Clays consulting fees	       $   1,800		    $	       0		   $      1,800

     	Inventory Sale		                  	306		            	0              306
     	Cost of Goods Sold	               (275) 	        		  0		           (275)
                               				_____________ 	_____________ 	_____________
     	Total Revenue		              $   1,831	    	$        0		   $      1,831

EXPENSES:
     	General and
	     Administrative Expenses      $   9,680      $    9,175    	$     55,138
     	Interest Expense			              2,095      	      345            1,278
                              					_____________ 	_____________ 	____________
Income (Loss) from operation	      $  (9,944)	   	$   (9,520)  		$    (55,185)

Other Income:    	                    			  0		          	  0			             0

Total Other Income		                    	  0	          		  0	         		    0
                              					_____________ 	_____________ 	_____________
NET LOSS				                       $  (9,994)	   	$   (9,520)	  	$    (55,185)

Net Loss Per Share		                    0.00		          0.01	          		0.00

	The accompanying notes are an integral part of these financial statements.

[PAGE]
                           	SPORTSMAN'S WHOLESALE COMPANY
                            	(Development Stage Company)

                   	Consolidated Statement of Stockholders' Deficit

                	February 5, 1998 (Date of Inception) to June 30, 1999

                                             									Additional
                    				Preferred Stock  Common Stock	  Paid-in  Accumulated
                    				Shares    Amount Shares Amount  Capital   Deficit

Balance at
February 5, 1998          -     $   -       -   $   -    $    -    $   -

Issuance of
common stock for
cash                 			  -         -    503,500   50       3,075      -

Issuance of
common stock in
exchange for
subsidiary		           	  -         _  1,000,000	 100        900       -

Net loss for period       -         -       -       -         -     (55,185)
ended June 30, 1999
 	                   			______________________________________________________

Balance at
June 30, 1999              -      $  -  1,503,500	$150    $ 3,975  $(55,185)

                            	SPORTSMAN'S WHOLESALE COMPANY
                             	(Development Stage Company)

          	NOTES TO UNAUDITED CONDENSED &CONSOLIDATED FINANCIAL STATEMENTS

                	NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations at June 30, 1999 and for all the periods presented have been made.

Organization - Sportsman's Wholesale Company (Sportsman's) was incorporated under the laws of the state of Nevada in March of 1996. Cap's Sporting Goods Wholesale, Inc. (Caps) was incorporated under the laws of the state of Utah in February 1998.

From March 1996 until February 5, 1998 (date of inception) Sportsman's was an inactive company. On February 5, 1998, Sportsman's became a development stage enterprise as defined in Statement of Financial Accounting Standards No. 7, "Auditing and Reporting by Development Stage Enterprises."

On April 30, 1998, Sportsman's and Caps entered into an agreement and plan of share exchange, whereby the sole shareholder of Caps would exchange all of the issued and outstanding common stock held in Caps, for common stock of Sportsman's. At the time of the exchange both Sportsman's and Caps were owned by the same individual. The exchange resulting in 1,000,000 shares of Caps common stock being exchanged for 1,000.000 shares of Sportsman's common stock.

The consolidated financial statements consists of Sportsman's and its wholly owned subsidiary Caps (the Company), from February 5, 1998 (date of inception) to December 31, 1998, as any transactions from February 5, 1998 to April 30, 1998 for the companies were immaterial. All significant intercompany balances and transactions have been eliminated.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Cash and Cash Equivalents - For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months of less.

Inventory - Inventory consists of finished goods and is recorded at the lower of cost or market, cost being determined on a first-in-first-out (FIF0) method.

Vehicle - The Company's vehicle is recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized.

Income Taxes - Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting.

Earnings Per Share - The computation of basic earnings per common share is based on the weighted average number of shares. The computation of diluted earning per common share of is based on the weighted average number of shares outstanding using the per share during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

Use of Estimates in Financial Statements - The preparation of financial statements in conformity requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Income Taxes - The benefit for income taxes is different from amounts which would be provided by applying the statutory federal income taxes for the following reasons:

Federal income tax benefit
a statutory rate                                                	$    7,000
Change in valuation allowance	                                       (7,000)
                                                                  	___________
                                                                	$      __

Deferred tax assets (liabilities) consist of the following:

Net operating loss carry forwards	                               $    7,000
Valuation allowance	                                             $   (7,000)
                                                                  	___________
                                                                	$      __

At December 31, 1998, the Company has a net operating loss carry forward available to offset future taxable income of approximately $45,000, which will begin to expire in 2018. The utilization of the net operating loss carryforward is dependent upon the tax laws in carry forwards can be utilized.
The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for this carryforward as a result of the change in ownership

Supplemental Cash Flow Disclosure - There were no amounts paid for interest or income taxes for the period of February 5, 1998 (date of inception) to June
30, 1999.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 1998, the Company had an accumulated stockholders' deficit of $51,060 and incurred a loss of $55,185 for the perod February 5, 1998 (date of inception) to June
30, 1998. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - RELATED PARTY TRANSACTIONS

The related party notes payable consist of notes payable to an entity owned by the spouse of an officer/shareholder. The notes are unsecured, due on demand and bear interest of 12%. At June 30, 1999, the Company had accrued interest payable and recognized interest expense of $3,373 related to these notes.

NOTE 4 - COMMON STOCK

On January 15, 1998 the company issued 500,000 shares in consideration for $500.00 at a par value of $.001 to Fred L. Hall, the sole officer and director of the company.

On February 19, 1998 Cap's Sporting Goods issued 1,000,000 shares of common stock in consideration of $1,000.00 at a par value of $.001 to Mr. Hall, the Company's sole officer and director.

On March 16, 1998 the company amended it's articles of incorporation to change the par value of it's common stock from .001 to .0001.

In April 1998, Sportsman's acquired Cap's bringing the total outstanding shares of common stock of Sportsman's Wholesale Company to 1,500,000.

During late June of 1998, 3,500 additional restricted common shares of Sportsman's in consideration of $2,625, to three other investors in a private offering.

On July 15, 1999 the Company closed its public stock offering and issued
100,000 shares of stock in consideration of $150,000 at a par value of .0001.

NOTE 5 - SUBSEQUENT EVENTS

Pursuant to Section 8(a) of the Securities Act of 1933, the company's SB2 registration statement for a $150,000 public stock offering was approved on July 9, 1999 and was subsequently closed on July 15, 1999.


     	ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Sportsman's was incorporated under the state of Nevada on March 13,1996 for the purpose of becoming a wholesaler of sporting goods, primarily associated with the shooting sports.  Because of lack of funding, Sportsman's has not
been able to commence any significant operations.   In April 1998, Sportsman's
acquired all of the outstanding stock of Cap's Sporting Goods Wholesale, Inc.
Sportsman's has concluded to begin its wholesale sporting goods business through its new operating subsidiary, Cap's.

In December, 1998, the Company agreed with a local Utah shooting club to acquire the club's shooting facilities for approximately $20,000 cash, contingent on the completion of its public offering. Subsequently, the shooting sports facilities were purchased on August 4, 1999 for $17,425. This acquisition gives Sportsman's its first outlet for shooting sports products.

During the first quarter of 1999, Sportsman's organized and sponsored three
National Sporting Clays Association shooting tournaments at a local shooting club with the intent of developing awareness among local shooters of Sportsman's and its intent to enter the wholesale sporting goods business.
Three more such shooting tournaments were promoted and sponsored by Sportsman's in the second quarter of 1999. Six more tournaments are scheduled during the remainder of 1999, and Sportsman's intends to sponsor and advertise at all of these tournaments.

During the second quarter of 1999, Sportsman's was able to acquire the inventory of Great Basin Fly Shop for $4,326, which was taken from existing cash working capital. This is the first inventory acquisition by Sportsman's and will be used for resale.

Sportsman's has found two local gun clubs who are willing to purchase clay targets from Sportsman's at prices that Sportsman's has negotiated with a manufacturer in the Pacific Northwest.

Liquidity

The Company completed a public offering on July 15, 1999 which generated
$150,000 in cash proceeds for the operation of the Company. Management feels that the Company will be able to operate sufficiently during its development stage using these funds.

                             RESULTS OF OPERATIONS
            SIX-MONTHS PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998

For the six month period ended June 30, 1999, and 1998 the Company incurred
$11,775 and $9,520, respectively, in general and administrative exlpenses that were mostly related to the Comapn's SB2 offering. The Company also generated
$1,831 in net revenues for the 1999 six month period as a result of increased operations for the Company.

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS
			None

ITEM 2	CHANGE IN SECURITIES
			None

ITEM 3	DEFAULTS ON SENIOR SECURITIES
			None

ITEM 4	SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS
			None

ITEM 5	OTHER INFORMATION
			None

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K
			(a)	Exhibits
			None

			(b)	Reports on Form 8-K
			None

                                 	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                        	SPORTSMAN'S WHOLESALE COMPANY

Date:	8/16/99		          By:/s/Fred L. Hall, CEO/President
                         -----------------------------------
                          Fred L. Hall
