Form 10-Q
period 1999-09-30
SPORTSMANS WHOLESALE CO
filed 1999-11-16
CIK 1071157

U.S. Securities and Exchange Commission
                                  	Washington D.C. 2054 9

                                       	Form 10-QSB
  	[x]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934.

                      	For the Quarter Ended September 30, 1999

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

   	Common Stock outstanding at November 12, 1999 - 1,603,500 of $0.0001 par
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

                          	CONDENSED BALANCE SHEETS
                                	[Unaudited]

                                    						Sept. 30, 1999   Dec. 31, 1998
                                   							_____________   	______________

ASSETS
CURRENT ASSETS:
     	Cash	                          					$   55,956      		$     1,624
     	Inventory					                           7,406           			  625
     	Accounts Recievable		              	     4,483			               0
      Supplies                                   576                  0
                                           -------------    -------------
        Total Current Assets              $   68,421        $     2,249

PROPERTY, PLANT & EQUIPMENT
     	Vehicle, net depreciation (378)          1,122		           	1,304
      Equipment                    						     24,641                  0
                                           -------------    --------------
          		Total PP&E                  		$   25,763      		$    	1,304

TOTAL ASSETS:					                        $   94,184        $    	3,553

                	LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                   						 Sept. 30, 1999	    Dec. 31, 1998
                                   							_______________   ______________

CURRENT LIABILITIES:

     	Accounts Payable                				$     776      	  $   17,169
                                           ----------        -----------
       		  Total Current Liabilities     	$     776         $   17,169

LONG TERM LIABILITIES:
      Long Term Related Notes Payable     $       0         $   27,500
                                          -----------        -----------
           TOTAL LIABILITIES              $     776         $   44,669

STOCKHOLDERS' EQUITY (DEFICIT)

    	Common Stock, $.0001 par value
	     50,000,000, 1,603,500 issued
	     and outstanding.			                   		  160	            		 150

	    Additional paid in capital	       	    153,965       	      3,975
    	Accumulated deficit		             	    (60,718)	      	   (45,241)
                                         ------------        ------------
    	 Total Stockholders' Equity	      	  $  93,407      	   $ (41,116)

TOTAL LIABILITIES & EQUITY	           		  $  94,184       	 	$   3,553

  The accompanying notes are an integral part of these financial statements.

     	NOTE:   The balance sheet at December 31, 1998 was taken from the
	         audited financial statements at that date and condensed.

                         	SPORTSMAN'S WHOLESALE COMPANY
                          	[Development Stage Company]

                       	CONDENSED STATEMENTS OF OPERATIONS
                                  	[Unaudited]


	                         				For the Three   	 For the Three    From Inception,
                         					Months Ended	     Months Ended       	Feb. 5, 1997
                         					Sept. 30, 1999	   Sept. 30, 1998	    Sept. 30,1999
                         					_____________	    _____________    _____________
REVENUE:
   	Clays income              $   2,683	       $        0		      $    4,483
	   Inventory Sale		               	 47            	    0		             353
   	Cost of Goods Sold	            (515)                0       	      (790)
                         					_____________    	_____________    _____________
   	Total Revenue		           $   2,215	       $        0	       $     4,046


EXPENSES:
     	General and
 	    Administrative Expenses $   7,748         $  11,432   	    $    63,486
     	Interest Expense	               0               (90)             1,278
                         					_____________    	______________  	____________
Total Expenses                $   7,748         $  11,522        $    64,764

Income (Loss) from operation		$  (5,533)          (11,522)       $   (64,764)

Other Income:	                   			  0            			  0	           		   0

Total Other Income               			  0		            	  0	                0
                         					_____________    	______________  	____________
NET LOSS			                  	$  (5,533)      		$ (11,522)	     	$   (60,718)

Net Loss Per Share		               0.00		            0.00		           	0.00

	The accompanying notes are an integral part of these financial statements.

                          	SPORTSMAN'S WHOLESALE COMPANY
                           	(Development Stage Company)

                        	CONDENSED STATEMENTS OF OPERATIONS

                                  	[Unaudited]

                             			 		For the Nine  	For the Nine   From Inception,
  		                            			Months Ended  	Months Ended      Feb. 5, 1998
                              				Sept. 30, 1999 Sept. 30, 1998    Sept. 30,1999
                              					_____________  _____________ 	_____________
REVENUE:
	     Clays Income                 $   4,483	     $	       0		   $      4,483
     	Inventory Sale		                  	353	            	 0              353
     	Cost of Goods Sold	               (790) 	        		  0		           (790)
                               				------------   ------------   --------------
     	Total Revenue		              $   4,046    	 $        0		   $      4,046

EXPENSES:
     	General and
	     Administrative Expenses      $  19,524      $   18,134    	$     63,486
     	Interest Expense			                  0      	      435            1,278
                              				--------------  -------------  --------------
Total Expenses:                    $  19,524      $   18,569     $     64,764

Income (Loss) from operation	      $ (15,477)	   	$  (18,569)  		$    (64,764)

Other Income:    	                    			  0		          	  0			             0

Total Other Income		                    	  0	          		  0	         		    0
                              					_____________ 	_____________ 	_____________
NET LOSS				                       $ (15,477)	   	$  (18,569)  	 $    (60,718)

Net Loss Per Share		                    0.00		          0.01	          		0.00

	The accompanying notes are an integral part of these financial statements.

                            SPORTSMAN'S WHOLESALE COMPANY
                             (Development Stage Company)

                          Consolidated Statement of Cash Flows
                                     (Unaudited)


                                         For The Nine         From Inception
                                         Months Ended         On Feb. 5, 1998
                                         Sept. 30, 1999      thru Sept. 30, 1999
                                         ---------------   ---------------------

CASH FLOWS TO OPERATING ACTIVITIES:
     Net Income (loss)                       $(15,477)           $(60,718)
     Adjustments to reconcile net
      loss to net cash used in
      operating activities:

Changes in assets & liabilities:             $(96,077)           $(77,951)
                                            -----------          ----------
      Net cash used in operating act.       $(111,554)          $(138,669)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of vehicle                           0           $  (1,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from related notes payable    $ 14,000           $  42,000
      Issuance of common stock                150,000             154,125
                                             ----------         ------------
  Net cash provided by financing activities  $164,000           $ 196,125

                                             ----------         ------------
      Net increase in cash                   $ 52,446           $  55,956

Cash, beginning of period                    $  3,510           $       0
                                             ----------        ------------
Cash, end of period                          $ 55,956           $  55,956

                           	SPORTSMAN'S WHOLESALE COMPANY
                            	(Development Stage Company)

                   	Consolidated Statement of Stockholders' Deficit

                	February 5, 1998 (Date of Inception) to September 30, 1999

                                             									Additional
                    				Preferred Stock  Common Stock	  Paid-in  Accumulated
                    				Shares    Amount Shares Amount  Capital   Deficit

Balance at
February 5, 1998          -     $   -       -   $   -    $    -    $   -

Issuance of
common stock for
cash                 			  -         -    503,500   50       3,075      -

Issuance of
common stock in
exchange for
subsidiary		           	  -         _  1,000,000	 100        900       -

7/99 issued common
stock for cash            -         -    100,000   10    149,990       -

Net loss for period       -         -       -       -         -     (60,718)
ended Sept. 30, 1999
                       ------------------------------------------------------
Balance at
Sept. 30, 1999            -      $  -  1,603,500	$160    $153,965  $(60,718)

                            	SPORTSMAN'S WHOLESALE COMPANY
                             	(Development Stage Company)

          	NOTES TO UNAUDITED CONDENSED &CONSOLIDATED FINANCIAL STATEMENTS

                	NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations at September 30, 1999 and for all the periods presented have been made.

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

On April 30, 1998, Sportsman's and Caps entered into an agreement and plan of share exchange, whereby the sole shareholder of Caps would exchange all of the issued and outstanding common stock held in Caps, for common stock of Sportsman's. At the time of the exchange both Sportsman's and Caps were owned by the same individual. The exchange resulting in 1,000,000 shares of Caps common stock being exchanged for 1,000,000 shares of Sportsman's common stock.

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

Inventory - Inventory consists of finished goods and is recorded at the lower of cost or market, cost being determined on a first-in-first-out (FIFO) method.

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 1999, the Company had an accumulated stockholders' deficit of $60,718. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's ability to continue as a going concern is subject to the attain-ment of profitable operations or obtaining necessary funding from outside sources. Management is in the process of pursuing business opportunities to provide sufficient cash flows to meet the Company's obligations. It is not known whether management will be successful in these endeavors.

NOTE 3 - RELATED PARTY TRANSACTIONS

The related party notes payable consist of notes payable to an entity owned by the spouse of an officer/shareholder. The notes are unsecured, due on demand and bear interest of 12%. At June 30, 1999, the Company had accrued interest payable and recognized interest expense of $3,373 related to these notes. All notes and interest have been paid in full at September 30, 1999.

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

None.

     	ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Sportsman's was incorporated under the state of Nevada on March 13, 1996 for the purpose of becoming a wholesaler of sporting goods, primarily associated with the shooting sports. In April 1998, Sportsman's acquired all of the out-standing stock of Cap's Sporting Goods Wholesale, Inc. (Cap's). Sportsman's is operating its wholesale sporting goods business through its new operating subsidiary, Cap's.

In December, 1998, the Company entered into an agreement with a local Utah shooting club to acquire the club's shooting facilities for approximately
$20,000 cash, contingent on the completion of its public offering. Subsequently the shooting sports facilities were purchased on August 4, 1999 for $17,425.
This acquisition gives Sportsman's its first outlet for shooting sports pro-ducts. During 3rd quarter 1999, the shooting facilities generated $4,046 net proceeds.

During the first quarter of 1999, Sportsman's organized and sponsored three
National Sporting Clays Association shooting tournaments at a local shooting club with the intent of developing awareness among local shooters of Sportsman's and its intent to enter the wholesale sporting goods business.
Six more such shooting tournaments were promoted and sponsored by Sportsman's in the second and third quarters of 1999. Three more tournaments are scheduled during the remainder of 1999, and Sportsman's intends to sponsor and advertise at all of these tournaments.

During the second quarter of 1999, Sportsman's was able to acquire the inventory of Great Basin Fly Shop for $4,326. Additionally, Sportsman's ac-quired the inventory of H&N Fly Tackle Co. for $3,080. These are the first inventory acquisition by Sportsman's and will be used for resale.

Sportsman's has found two local gun clubs who are willing to purchase clay targets from Sportsman's at prices that Sportsman's has negotiated with a manufacturer in the Pacific Northwest.

Liquidity and Capital Resurces

At September 30, 1999 the Company's assets consist primarily of cash from the public offering which was completed in Juy 1999 and operating equipment at the shooting facility, which was acquired in August of 1999.

                             RESULTS OF OPERATIONS
        NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

For the six month period ended June 30, 1999, and 1998 the Company incurred
$15,477 and $18,569, respectively, in general and administrative exlpenses that were mostly related to the Company's public offering. The Company also gener-ated $4,046 in net revenues for the nine month period ending September 30, 1999 as a result of increased operations for the Company.

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS
			None

ITEM 2	CHANGE IN SECURITIES
			None

ITEM 3	DEFAULTS ON SENIOR SECURITIES
			None

ITEM 4	SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS
			None

ITEM 5	OTHER INFORMATION
			None

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K
			(a)	Exhibits
			None

			(b)	Reports on Form 8-K
			None

                                 	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                        	SPORTSMAN'S WHOLESALE COMPANY

Date:	11/12/99		          By:/s/Fred L. Hall, CEO/President
                         -----------------------------------
                          Fred L. Hall
