Form 10KSB
period 1999-12-31
SPORTSMANS WHOLESALE CO
filed 2000-05-17
CIK 1071157

                 U.S. Securities and Exchange Commission
                          Washington D.C. 20549

                                Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                     Commission File Number: 33-65573


                         Sportsman's Wholesale Company
          (Name of small business issuer as specified in its charter)

             Nevada                              84-1408762
     (State or other jurisdiction of          (I.R.S. employer
      incorporation or organization)          Identification No.)

                              55 West 200 North #3
                                Provo, UT 84601
                    (Address of principal executive offices)

                                  801 377-0874
                (Registrant's telephone no., including area code)

     Securities registered pursuant to Section 12(b) of the Exchange Act:
None

     Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 Yes      X       No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB.

The aggregate market value of the common voting stock held by non-affiliates as of May 15, 2000: Undetermined

The Issuer's revenues for its most recent fiscal year: $5,949

The number of shares outstanding of the Issuer's common stock at May 15, 2000: 1,603,500 of $0.0001 par value.

Transitional Small Business Disclosure Format: Yes             No X

                                   PART I

(A)  Business Development.

Sportsman's was incorporated under the state of Nevada on March 13,1996, for the purpose of becoming a wholesaler of sporting goods, primarily associated with the shooting sports. On January 15, 1998 the company issued 500,000 shares in consideration for $500.00 at a par value of $.001 to Fred L. Hall, the sole officer and director of the company. On February 19, 1998 Cap's Sporting Goods issued 1,000,000 shares of common stock in consideration of $1,000.00 at a par value of $.001 to Mr. Hall, the Company's sole officer and director. On March 16, 1998 the company amended its Articles of Incorporation to change the par value of it's common stock from .001 to .0001. In April 1998, Sportsman's acquired all of the outstanding stock of Cap's Sporting Goods Wholesale, Inc. (Cap's). Sportsman's is operating its wholesale sporting goods business through its new operating subsidiary, Cap's.

During late June 1998, 3,500 additional restricted common shares of Sportsman's were issued in consideration of $2,625, to three other investors in a private offering.

On July 15, 1999 the Company closed its public stock offering and issued 100,000 shares of stock in consideration of $150,000 at a par value of .0001.


(B)  Business of the Issuer.

In December, 1998, the Company entered into an agreement with a local Utah shooting club to acquire the club's shooting facilities for approximately $20,000 cash, contingent on the completion of its public offering. Subsequently, the shooting sports facilities were purchased on August 4, 1999 for $17,425. This acquisition gives Sportsman's its first outlet for shooting sports products. At the time of the acquisition of the sport shooting facilities the Company entered into an agreement with the shooting club that in exchange for 30% of the gross revenues the hunting club would provide all hourly labor and landowner fees. The Company will bill the club monthly with the understanding that the outstanding receivables will be due the following year by April 30th. During the second half of 1999 the shooting facilities generated $5,870 net proceeds. The facility is open to the public every Tuesday and the first two Saturdays of each month. It is open additionally for special events and tournaments.

During the 1999 fiscal year, Sportsman's organized and sponsored twelve National Sporting Clays Association shooting tournaments at a local shooting club with the intent of developing awareness among local shooters of Sportsman's and its intent to enter the wholesale sporting goods business and the shooting facility.

The Company is currently in the process of constructing two skeet fields and a 3-D archery course with the intention of holding tournaments promoting each. The Company intends to open on specific days each week for public use of these
facilities.   Additionally, the Company intends to market directly to
different Boy Scout troops in the local area that would be interested in earning their marksmanship and archery badges.

During the second quarter of 1999, Sportsman's was able to acquire the flyfishing inventory of Great Basin Fly Shop for $4,326. Additionally, Sportsman's acquired the inventory of H & N Fly Tackle Co. for $3,080. These are the first inventory acquisitions by Sportsman's and will be used for resale. The Company has identified a business that is interested in acquiring most of the fly tackle inventory.

Item 2. Properties.

     The Company has no office facilities of its own. The Company uses the offices of the Company's president. The Company does own and operate the shooting sports equipment it acquired in Springville, Utah.


Item 4. Legal Proceedings

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no action by or against the Company has been threatened.

Item 5. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the security holders, through solicitation of proxies or otherwise during the 4th quarter of the fiscal year covered by this report.

Item 6. Market for Common Equity and Related Stockholder Matters

     (a) Market Information

     There has never been any established "public market" for shares of common stock of Sportsman's. Sportsman's intends to submit it common stock for quotation on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD").

     (b) Recent Sales of Restricted Securities:  None.


     (c) Stockholders

     As of April 14, 2000, there were approximately 31 record holders of the Company's Common Stock. No other class of stock is outstanding at this time.


     (d) Dividends

     The Company has not previously paid any cash dividends on its outstanding equity securities and does not anticipate or contemplate paying dividends on its outstanding common stock in the foreseeable future. Management intends to utilize all available funds for the development of the Company's business. The only legal restrictions that limit the Company's ability to pay dividends are those restrictions imposed by Nevada corporate law. No dividends or other distributions may be made which would render the

Company insolvent or reduce assets to less than the sum of its liabilities plus the amount needed to satisfy any outstanding liquidation preferences.

                             PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes associated with them contained elsewhere in this Report.

     Liquidity and Capital Resources

     At December 31, 1999 the Company's assets consist primarily of cash from the public offering which was completed in July 1999 and operating equipment at the shooting facility which was acquired in August of 1999. Management feels that the Company will be able to operate sufficiently during its development stage using these resources.

     Results of Operations. Fiscal Year Ended December 31, 1999 Compared to Fiscal Year Ended December 31, 1998

     Operating revenues for fiscal year 1999 were $5,949, compared to $0 in 1998. Revenues were generated primarily from operations of the Company's shooting facilities.

     Operating expenses for fiscal year 1999 totaled $51,614, comprising mainly of legal, accounting expenses, clays inventory and salary, an increase
of $6,373 from the $45,241 level experienced in 1998.   The bulk of these
expenses are recurring.

Item 8.  Financial Statements

     The Company's audited financial statements are attached to the end of this Report. Listed in order are Independent Auditor's Report, Balance Sheet, Statements of Operations, Statements of Stockholder's Equity, Statements of Cash Flows, and Notes to the Financial Statements all for the year ended December 31, 1999.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                             PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) Directors and Executive Officers

     The following table sets forth the directors and executive officers of the Company, their ages, and all offices and positions with the Company. Each director is elected for a period of one year and thereafter serves until his successor is duly elected by the stockholders and qualifies. Officers and other employees serve at the will of the Board of Directors.

      Name of Officer or Director   Age       Positions with Company and
                                              Biography

      Fred L. Hall                  33        President and Director of the
                                              Company.  Mr. Hall currently
                                              operates Cap's Sporting Goods
                                              Wholesale, Inc. whose
                                              principle focus presently is a
                                              sporting clays range located
                                              in Springville, UT and the
                                              sale of sporting goods
                                              wholesale products.  Mr Hall
                                              received a bachelors degree
                                              from Utah Valley State College
                                              in Business with an emphasis
                                              in accounting.

      (b) Identify Significant Employees: The Company's only employee is Mr. Fred Hall.

      (c) Family Relationship: None.

      (d) Involvement in Certain Legal Proceedings: None of the officers or directors have been involved in any material legal proceedings which occurred within the last five years of any type described in Section 401(d) of
Regulation S-B.          None.

      The Company is not subject to the provisions of Section 16(a).

Item 11.  Executive Compensation

                    SUMMARY COMPENSATION TABLE
_____________________________________________________________________________
                       Annual Compensation                    Long-term
                                                              Awards
______________________________________________________________________________
Name and            Salary    Bonus     Other       Restricted     Securities
Principal           Annual              Annual      Stock Awards      Under
Position                             Compensation                     Option
______________________________________________________________________________
Fred L. Hall        $21,500     0         0              0               0
President and Chief
Executive Officer
(3/13/98 - present)

______________________________________________________________________________

Compensation of Directors.

     There are no standard arrangement pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation of special assignments.

Mr. Hall receives a $2,500 a month salary from Cap's Sporting Goods Wholesale, Inc.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information with respect to the current beneficial ownership of the Company's common stock as of December 31, 1999 of each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, each director of the Company, and all directors and executive officers of the Company as a group:

     Name and            Number of Shares         Percentage
      Address             Beneficially Owned       of Class (1)
Fred L. Hall               1,500,000                  94%
1065 West 1150 South
Provo, UT 84601

     The following table sets for the shareholdings of the Company's directors and executive officers as of the date of this Report:

      Name and            Number of Shares         Percentage of
      Address             Beneficially Owned       of Class (1)
Fred L. Hall
1065 West 1150 South          1,500,000                94%
Provo, UT 84601

All directors and executive
officers as a group
(1 Person)                    1,500,000                94%

Changes in Control.

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions

     In January 2000, Brenda Hall, the wife of Fred Hall acquired 49 percent of the hunting club where the shooting facilities are located. This acquisition should not effect the Company in any way as all agreements between the Company and the club will remain the same.

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the

Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.


                             PART IV

Item 14.  Exhibits and Reports on Form 8-K

     Exhibits

     Exhibit            Title of Document                  Location
     Reference
     Number
     23.01              Consent of Accountants             Filed Herewith

     27.01              Financial Data                     Filed Herewith

     Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

            SPORTSMAN'S WHOLESALE COMPANY           DATE:
            By:  /s/ Fred L. Hall                   April 20, 2000
            Fred L. Hall, Director and President

SPORTSMAN'S WHOLESALE COMPANY
Consolidated Financial Statements
December 31, 1999

                                                 SPORTSMAN'S WHOLESALE COMPANY
                                     Index to Consolidated Financial Statements





                                                                      Page

     Independent auditors' report                                     F-2


     Consolidated balance sheet                                       F-3


     Consolidated statement of operations                             F-4


     Consolidated statement of stockholders' equity (deficit)         F-5


     Consolidated statement of cash flows                             F-6


     Notes to consolidated financial statements                       F-7

                                                  INDEPENDENT AUDITORS' REPORT

               To the Board of Directors
               and Stockholders of
               Sportsman's Wholesale Company

               We have audited the accompanying consolidated balance sheet of Sportsman's Wholesale Company and subsidiary, as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1999 and the period from February 5, 1998 (date of inception) to December 31, 1998.
               These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sportsman's Wholesale Company and subsidiary, as of December 31, 1999 and the results of their operations and their cash flows for the year ended
               December 31, 1999 and the period from February 5, 1998 (date of inception) to December 31, 1998, in conformity with generally accepted accounting principles.

               The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, there is substantial doubt about the ability of the Company to continue as a going concern.
               Management's plans in regard to that matter are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

               TANNER + CO.

               Salt Lake City, Utah
               April 12, 2000

                                                 SPORTSMAN'S WHOLESALE COMPANY
                                                    Consolidated Balance Sheet

                                                             December 31, 1999



               Assets

Current assets:
  Cash                                                           $   17,040
  Accounts receivable                                                 5,870
  Inventories                                                         5,726
  Related party receivables                                          12,000
                                                                 ___________
          Total current assets                                       40,636

Property and equipment, net                                          25,688
                                                                 ___________
                                                                 $   66,324

                 Liabilities and Stockholders' Equity

     Current liabilities:
        Accounts payable                                         $      168
        Accrued expenses                                              2,937
                                                                 ___________
                Total current liabilities                             3,105
                                                                 ___________
     Commitments                                                        -

     Stockholders' equity:
        Preferred stock, $.0001 par value, 5,000,000 shares
         authorized, no shares issued or outstanding                    -
        Common stock, $.0001 par value, 50,000,000 shares
         authorized, 1,603,500 shares issued and outstanding            160
        Additional paid-in capital                                  153,965
        Accumulated deficit                                         (90,906)
                                                                  ___________
                  Total stockholders' equity                      $  63,219
                                                                  ___________
                                                                    $66,324

                                                 SPORTSMAN'S WHOLESALE COMPANY
                                          Consolidated Statement of Operations

                                  Year Ended December 31, 1999 and Period From
                     February 5, 1998 (Date of Inception) to December 31, 1998

                                                         1999          1998
                                                     ________________________
Sales                                                $    5,949    $     -

Cost of sales                                             5,523          -
                                                     ________________________
             Gross profit                                   426          -

General and administrative expenses                     (46,091)     (43,963)

Interest expense                                            -         (1,278)
                                                     ________________________
           Loss before income taxes                     (45,665)     (45,241)

Provision for income taxes                                  -            -
                                                     ________________________
        Net loss                                     $  (45,665)   $ (45,241)
                                                     ________________________
Loss per common share - basic and diluted            $     (.03)   $    (.04)
                                                     ________________________
Weighted average common shares - basic and diluted    1,573,000    1,126,000

                                                 SPORTSMAN'S WHOLESALE COMPANY

                      Consolidated Statement of Stockholders' Equity (Deficit)

                     February 5, 1998 (Date of Inception) to December 31, 1999

                  Preferred Stock    Common Stock  Additional
                                                   Paid-In    Accumulated
                  Shares   Amount  Shares   Amount Capital    Deficit     Total
Balance at
February 5, 1998    -    $    -      -    $    -   $   -     $     -     $   -

Issuance of common
stock for cash      -         -   503,500      50    3,075         -      3,125

Issuance of common
stock in exchange
for subsidiary      -         - 1,000,000     100      900         -      1,000

Net loss            -         -      -          -       -      (45,241) (45,241)
                  ______________________________________________________________
Balance at
December 31, 1998   -         - 1,503,500     150    3,975     (45,241) (41,116)

Issuance of common
stock for cash      -         -   100,000      15  149,985         -    150,000

Net loss            -         -      -          -       -      (45,665) (45,665)
                  ______________________________________________________________
Balance at
December 31, 1999   -    $    - 1,603,500 $   160$ 153,960  $  (90,906)$ 63,129

                                                 SPORTSMAN'S WHOLESALE COMPANY

                                          Consolidated Statement of Cash Flows

                                  Year Ended December 31, 1999 and Period From
                     February 5, 1998 (Date of Inception) to December 31, 1998

                                                         1999         1998
                                                    _________________________
Cash flows from operating activities:
  Net loss                                          $  (45,665)   $ (45,241)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation                                        2,497          196
     Increase in:
     Accounts receivable                                (5,870)          -
     Inventories                                        (5,101)        (625)
  Increase (decrease) in:
     Accounts payable                                  (12,686)      12,854
     Accrued expenses                                   (1,378)       4,315
                                                    _________________________
          Net cash used in
          operating activities                         (68,203)     (28,501)
                                                    _________________________
Cash flows from investing activities:
  Purchase of property and equipment                   (26,881)      (1,500)
  Increase in related party receivables                (12,000)          -
                                                    _________________________
           Net cash used in
           investing activities                        (38,881)      (1,500)
                                                    _________________________
Cash flows from financing activities:
   (Payments) proceeds for related party notes
    payable                                            (27,500)      27,500

    Issuance of common stock                           150,000        4,125
                                                    _________________________
             Net cash provided by
             financing activities                      122,500       31,625
                                                    _________________________
             Net increase in cash                       15,416        1,624

Cash, beginning of period                                1,624          -
                                                    _________________________
Cash, end of period                                 $   17,040    $   1,624
                                                    _________________________

                                                 SPORTSMAN'S WHOLESALE COMPANY

                                    Notes to Consolidated Financial Statements

                                                             December 31, 1999


    1.     Summary of
           Significant
           Accounting
             Policies   Organization and Principles of Consolidation
                        Sportsman's Wholesale Company (Sportsmans) was Incorporated under the laws of the state of Nevada in March 1996. Cap's Sporting Goods Wholesale, Inc. (Caps) was incorporated under the laws of the state of Utah in February 1998.

                        From March 1996 until February 5, 1998 (date of inception) Sportsmans was an inactive company. On February 5, 1998, Sportsmans became a development stage enterprise as defined in Statement of Financial Accounting Standards No. 7, "Auditing and Reporting by Development Stage Enterprises." During the year ended December 31, 1999, the Company is no longer considered to be in the development stage.

                        On April 30, 1998, Sportsmans and Caps entered into an agreement and plan of share exchange, whereby the sole shareholder of Caps would exchange all of the issued and outstanding common stock held in Caps, for common stock of Sportsmans. At the time of the exchange both Sportsmans and Caps were owned by the same individual. The exchange resulted in 1,000,000 shares of Caps common stock being exchanged for 1,000,000 shares of Sportsmans common stock.

                        The consolidated financial statements consist of Sportsmans and its wholly owned subsidiary Caps (the Company), from February 5, 1998 (date of inception) to December 31, 1998, as any transactions from February 5, 1998 to April 30, 1998 for the companies were immaterial. All significant intercompany balances and transactions have been eliminated.

                        Concentration of Credit Risk
                        Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables . In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowance for possible losses which, when realized, have been within the range of management's expectations.

     1. Summary of
        Significant
        Accounting
        Policies
        Continued       Concentration of Credit Risk - Continued
                        The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.
                        The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                        Cash and Cash Equivalents
                        For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

                        Inventories
                        Inventories consist of finished goods and are recorded at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) method.

                        Property and Equipment
                        The Company's property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized.

                        Revenue Recognition
                        Revenue is recognized upon delivery of products or performance of services.

                        Income Taxes
                        Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting.

                        Earnings Per Share
                        The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each period.

                                                 SPORTSMAN'S WHOLESALE COMPANY

                                    Notes to Consolidated Financial Statements
                                                                     continued

                        The computation of diluted earning per common share is
                        based on the weighted average number of shares
                        outstanding during the period plus the common stock
                        equivalents which would arise form the exercise of
                        stock options and warrants outstanding using the
                        treasury stock method and the average market price
                        per share during the period.  Common stock
                        equivalents are not included in the diluted earnings
                        per share calculation when their effect is
                        antidilutive.  As of December 31, 1999, the Company had
                        not granted any options or warrants.
     1.  Summary of
         Significant
         Accounting
         Policies
         Continued      Use of Estimates in Financial Statements
                        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

     2.  Going
         Concern The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 1999, the Company had an accumulated deficit and incurred a loss. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                        The Company's ability to continue as a going concern is subject to the attainment of profitable operations or obtaining necessary funding from outside sources. Management is in the process of pursuing business opportunities to provide sufficient cash flows to meet the Company's obligations. It is not know whether management will be successful in these endeavors.

    3.  Related
        Party
        Receivables     The related party receivables consists of receivables
                        from an entity owned by a shareholder of the Company.
                        The notes are unsecured, bear interest at 12% and are due on April 30, 2000.

    4.  Property
        and
        Equipment       Property and equipment consist of the following:

                           Equipment                           $ 26,881
                           Vehicle                                1,500
                                                               _________
                                                                 28,381

                           Accumulated depreciation               2,693
                                                               _________
                                                               $ 25,688

    5   Income
        Taxes The provision for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to loss before provision for income taxes for the following reasons:

                                                                  February 5,
                                                                  1998 (date
                                                     Year Ended       of
                                                                  inception)
                                                                      to
                                                     December 31,  December 31,
                                                       1999            1998
                        Federal income tax benefit
                        at statutory rate           $  6,000       $   7,000
                        Change in valuation
                        allowance                     (6,000)         (7,000)
                                                    _________________________
                                                    $     -        $     -

                        Deferred tax assets (liabilities) are comprised of the following:

                       Net operating loss carryforwards            $   13,000
                       Valuation allowance                            (13,000)
                                                                   ___________
                                                                   $      -

                       At December 31, 1999, the Company has net operating loss carryforwards available to offset future taxable income of approximately $85,000, which will begin to expire in 2018. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforward as a result of the change in ownership.

    6. Supplemental
       Cash Flow
       Disclosure      Actual amounts paid for interest and income taxes are as
                       follows

                                                                  February 5,
                                                                  1998 (date
                                                                      of
                                                                  inception)
                                                     Year Ended       to
                                                     December 31, December
                                                       1999       31, 1998
                       Interest                   $      -       $   1,278
                                                  ___________________________
                       Income taxes               $      -       $     -
                                                  ___________________________

    7.  Fair Value
        of
        Financial
        Instruments    The Company's financial instruments consist of cash,
                       receivables, payables, and notes payable. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The aggregate carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

    8.  Recent
        Accounting
        Pronounce-
        ments In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133." SFAS 133 establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.