Form 10QSB
period 2000-03-31
SPORTSMANS WHOLESALE CO
filed 2000-05-22
CIK 1071157

                   U.S. Securities and Exchange Commission
                            Washington D.C. 20549

                              Form 10-QSB
[x]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

               For the Quarter Ended March 31, 2000

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

              55 West 200 North #3, Provo, UT 84601
             (Address of principal executive offices)

 Registrant's telephone no., including area code: (801) 377-0874

 Former name, former address, and former fiscal year, if changed since last report.

  Securities registered pursuant to Section 12(b) or the Exchange Act:     None

  Securities registered pursuant to Section 12(g) or the Exchange Act:     None

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) or the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No   ______

     Common Stock outstanding at May 22, 2000 - 1,603,500 of $0.0001 par value Common Stock.

PART 1    FINANCIAL INFORMATION
Item 1    Financial Statements

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                  SPORTSMAN'S WHOLESALE COMPANY

              CONDENSED CONSOLIDATED BALANCE SHEETS
                           [Unaudited]

                                             March 31, 2000
                                             --------------
ASSETS
CURRENT ASSETS:
     Cash                                    $    5,096
     Related Notes Receivable                    12,000
     Inventory                                    6,457
     Accounts Receivable                          7,502
                                               -------------
          Total Current Assets               $   31,055

PROPERTY PLANT & EQUIPMENT
          Total Property Plant & Equip.      $   24,548
                                               -------------
TOTAL ASSETS:                                $   55,603

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                               March 31, 2000
CURRENT LIABILITIES:                          ----------------

     Accounts Payable                         $     5,278
     Accrued Expenses                         $     2,648
                                               _______________
            Total Current Liabilities         $     7,926

STOCKHOLDERS' EQUITY
     Common Stock, $.0001 par value
      50,000,000, 1,603,500 issued
      and outstanding.                                160
     Additional paid in capital                   153,965
     Accumulated deficit                         (106,448)
                                               _______________
      Total Stockholders' Equity             $     47,677

TOTAL LIABILITIES & EQUITY                   $     55,603

  The accompanying notes are an integral part of these financial statements.

NOTE:   The balance sheet at December 31, 1999 was taken from the
     audited financial statements at that date and condensed.

                  SPORTSMAN'S WHOLESALE COMPANY


          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            [Unaudited]

                               For the Three  For the Three
                               Months Ended   Months Ended
                               March 31, 2000 March 31, 1999
                               _____________  ______________
REVENUE:
     Clays                     $   1,631      $      505
     Cost of Goods Sold            1,314             256
                               _____________  ______________
     Total Revenue             $     317      $      249


EXPENSES:
     General and
     Administrative Expenses     (15,859)     $   (4,175)
     Interest Expense                  -            (948)
                               _____________  ______________
     Loss before income taxes    (15,542)         (4,874)

Provision for income taxes             0               0
                               _____________  _______________
NET LOSS                       $ (15,542)     $   (4,874)

Net Loss Per Share -
     basic and diluted               0.03           0.01

Weighted Average per share
     basic and diluted          1,573,000           1,504,000

The accompanying notes are an integral part of these financial statements.

                   SPORTSMAN'S WHOLESALE COMPANY

           Condensed Consolidated Statement of Cash Flows
                              (Unaudited)

                                          For the Three     For the Three
                                          Months Ended      Months Ended
                                          March 31, 2000    March 31, 1999
                                          --------------   ---------------
Cash flows to operating activities:
     Net income (loss)                        $ (15,542)         $ ( 4,874)
     Adjustments to reconcile
     net loss to net cash used
      in operating activities:
          Depreciation                            1,140                 54
Increase in inventory                              (731)            (1,342)
Increase in Operating Supplies
Increase in:
     Accounts Receivables                        (1,632)                 -
     Accounts payable                             5,110                (85)
Decrease in accrued expenses                     (  289)                68
                                                ________            ________
          Net cash used in
          operating activities                $ (11,944)            (6,179)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of PP&E                                 -                  -
     Related Party Receivable                         -                  -
                                                --------             -------
          Net cash used in
          investing activities                        -                  -

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from related
     notes payable                            $       -             14,500
     Issuance of common stock                         -                  -
                                                ________            ________
          Net cash provided by
          financing activities                $       -       $     14,500
                                                ________            ________
     Net (decrease)/increase in
           cash                               $  (11,944)            8,321

Cash, beginning of period                     $   17,040             1,624
                                                ________             ________
Cash, end of period                           $    5,096             9,945

                   SPORTSMAN'S WHOLESALE COMPANY


  NOTES TO UNAUDITED CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations at March 31, 2000 and for all the periods presented have been made.

Organization - Sportsman's Wholesale Company (Sportsman's) was incorporated under the laws of the state of Nevada in March of 1996. Cap's Sporting Goods Wholesale, Inc. (Cap's) was incorporated under the laws of the state of Utah in February 1998.

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

On April 30, 1998, Sportsman's and Cap's entered into an agreement and plan of share exchange, whereby the sole shareholder of Cap's would exchange all of the issued and outstanding common stock held in Cap's, for common stock of Sportsman's. At the time of the exchange, both Sportsman's and Cap's were owned by the same individual. The exchange resulting in 1,000,000 shares of Cap's common stock being exchanged for 1,000,000 shares of Sportsman's common stock.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31,2000, the Company had an accumulated deficit and incurred a loss. These conditions raise substantial doubt about the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's ability to continue as a going concern is subject to the attainment of profitable operations or obtaining necessary funding from outside sources. Management is in the process of pursuing business opportunities to provide sufficient cash flows to meet the Company's obligations. It is not know whether management will be successful in these endeavors.

NOTE 3 - RELATED PARTY RECEIVABLES

The related party receivables consist of receivables from an entity owned by a shareholder of the Company. The nots are unsecured, bear interest at 12% and are due of April 30, 2000.

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

During late June of 1998, 3,500 additional restricted common shares of Sportsman's were issued in consideration of $2,625, to three other investors in a private offering.

On July 15, 1999 the Company closed its public stock offering and issued 100,000 shares of stock in consideration of $150,000 at a par value of .0001.


NOTE 5 - SUPPLEMENTAL CASH FLOW DISCLOSURE

The Company paid no interest or income taxes during the first quarter of 2000. During the first quarter of 1999, the Company did not pay any income taxes but paid $948 in interest.

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

Liquidity

The Company currently has $24,598 in cash or related accounts receivables, all of which is available for the Company to use at its discretion. Management believes that it has most of the equipment it needs to adequately market its business and does not foresee any large expenditures in the future.


                       Results of Operations
     Three-month period ended March 31, 2000 and March 31, 1999

For the three month period ended March 31, 2000 and 1999 the Company incurred $15,859 and $4,175, respectively, in general and administrative expenses. The expenses in the first quarter of 2000 were related mostly to the day to day operation of the business whereas, the first quarter of 1999's expenses were related to the Company's SB2 offering. The Company also generated $1,631 in net revenues for the first quarter of 2000 as a result of operations for the Company.

PART II   OTHER INFORMATION
               None

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

                   SPORTSMAN'S WHOLESALE COMPANY

Date:     05/22/00       By   /s/ Fred L. Hall, CEO/President