Form 10QSB
period 2000-06-30
SPORTSMANS WHOLESALE CO
filed 2000-08-09
CIK 1071157

                     U.S. Securities and Exchange Commission
                             Washington D.C. 20549

                                   Form 10-QSB
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                        For the Quarter Ended June 30, 2000

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

     Common Stock outstanding at August 9, 2000 - 1,603,500 of $0.0001 par value Common Stock.

PART 1    FINANCIAL INFORMATION
Item 1    Financial Statements

     This Consolidated Financial Statements of the Company required to be filed with this 10QSB Quarterly Report were prepared by management and reviewed by the Company's independent auditors, Tanner & Co., and commence on this page, ogether with related Notes. In the opinion of management, the Consolidated Financial statements fairly present the financial condition of the Company.


                        SPORTSMAN'S WHOLESALE COMPANY

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 [Unaudited]

                                             June 30, 2000
ASSETS                                       --------------
CURRENT ASSETS:
      Cash                                    $    6,238
      Related Notes Receivable                     7,000
      Inventory                                    5,726
      Accounts Receivable                          2,611
                                              -----------
          Total Current Assets                $   21,575

PROPERTY PLANT & EQUIPMENT
      Total Property Plant & Equip.           $   25,696
                                              -----------
TOTAL ASSETS:                                 $   47,271

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                               June 30, 2000
CURRENT LIABILITIES:                         ----------------

       Accounts Payable                        $     1,882
       Accrued Expenses                        $     3,743
                                              _______________
Total Current Liabilities                      $     4,625

STOCKHOLDERS' EQUITY
     Common Stock, $.0001 par value
      50,000,000, 1,603,500 issued
      and outstanding.                                 165
     Additional paid in capital                    153,965
     Accumulated deficit                          (111,484)
                                               _______________
Total Stockholders' Equity                    $     42,646

TOTAL LIABILITIES & EQUITY                    $     47,271

  The accompanying notes are an integral part of these financial statements.

                        SPORTSMAN'S WHOLESALE COMPANY


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                [Unaudited]

                                         For the Three  For the Three
                                          Months Ended   Months Ended
                                         June 30, 2000  June 30, 1999
                                         _____________  ______________
REVENUE:
     Clays                                   $   2,611      $      505
     Cost of Goods Sold                          2,324             256
                                         _____________  ______________
Total Revenue                                $     307      $      249


EXPENSES:
     General and Administrative Expenses        (4,260)      $  (4,175)
     Interest Expense                                -            (948)
                                         _____________  ______________
     Loss before income taxes                   (3,953)         (4,874)

Provision for income taxes                           0               0
                                         _____________  _______________
NET LOSS                                     $  (3,953)      $  (4,874)

Net Loss Per Share -
       basic and diluted                          (.03)           (.01)

Weighted Average per share
       basic and diluted                     1,573,000       1,504,000

The accompanying notes are an integral part of these financial statements.

                             SPORTSMAN'S WHOLESALE COMPANY


                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       [Unaudited]

                                           For the Six         For the Six
                                           Months Ended       Months Ended
                                          June 30, 2000       June 30, 1999
                                          _____________       ______________
REVENUE:
    Clays                                    $   4,242      $      505
    Cost of Goods Sold                           3,638             256
                                          _____________        ______________
Total Revenue                                $     604      $      249


EXPENSES:
     General and Administrative Expenses       (21,193)      $  (4,175)
     Interest Expense                                -            (948)
                                          _____________       ______________
Loss before income taxes                       (20,589)         (4,874)

Provision for income taxes                           0               0
                                          _____________       _______________
NET LOSS                                     $ (20,589)        $(4,874)

Net Loss Per Share -
      basic and diluted                           (.01)           (.01)

Weighted Average per share
      basic and diluted                       1,608,500           1,504,000

The accompanying notes are an integral part of these financial statements.

                          SPORTSMAN'S WHOLESALE COMPANY

                  Condensed Consolidated Statement of Cash Flows
                                     (Unaudited)

                                                      For the Six
                                                     Months Ended
                                                        June 30
                                                  2000           1999
                                                --------       -------
Cash flows to operating activities:
     Net income (loss)                       $  (20,589)       (6,438)
     Adjustments to reconcile
     net loss to net cash used
      in operating activities:
         Depreciation                                 8           108
         Increase in inventory                        -          (494)

Decrease in:
     Accounts Receivable                          3,259
Increase in Accounts payable and
     accrued expenses                             1,520           2,551
                                                ________       ________
          Net cash used in
        operating activities                  $ (15,802)       $(11,688)


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of PP&E                                  -              -
Related Party Receivable                          5,000          -
                                                --------       -------
          Net cash used in
           investing activities                   5,000           -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related notes payable                 -          14,000
          Net (decrease)/increase in
                cash                       $   ( 10,802)          2,312

Cash, beginning of period                  $     17,040           3,510
                                               ________          ________
Cash, end of period                        $      6,238           6,822


                   SPORTSMAN'S WHOLESALE COMPANY


  NOTES TO UNAUDITED CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations at June 30, 2000 and for all the periods presented have been made.

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2000, the Company had an accumulated deficit and incurred a loss. These conditions raise substantial doubt about the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the second quarter of 1999, Sportsman's was able to acquire the flyfishing inventory of Great Basin Fly Shop for $4,326. This is the first inventory acquisitions by Sportsman's and will be used for resale. The Company has identified a business that is interested in acquiring most of the fly tackle inventory.

Liquidity

The Company currently has $6,238 in cash, all of which is available for the Company to use at its discretion. Management believes that it has most of the equipment it needs to adequately market its business and does not foresee any large expenditures in the future.


                       Results of Operations
Three-month and Six-month period ended June 30, 2000 and June 30, 1999

For the three month period ended June 30, 2000 and 1999 the Company incurred $4,260 and $4,175, respectively, in general and administrative expenses. The expenses in the second quarter of 2000 were related mostly to the day to day operation of the business whereas, the second quarter of 1999's expenses were related to the Company's SB2 offering. The Company also generated $604 in net revenues for the second quarter of 2000 as a result of operations for the Company.

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

SPORTSMAN'S WHOLESALE COMPANY
        Date:     08/09/00       By   /s/ Fred L. Hall
                                 ---------------------
                                      Fred L. Hall, CEO/President