Form 10-Q
period 2000-09-30
SPORTSMANS WHOLESALE CO
filed 2000-12-08
CIK 1071157

U.S. Securities and Exchange Commission
	Washington D.C. 20549

	Form 10-QSB
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the Quarter Ended September 30, 2000

	OR

	[ ] Transition Report Pursuant to Section 13 or 15 (d) or the Securities Exchange Act of 1934.

	Commission File Number 33-65573


	Sportsman's Wholesale Company
	(name of small business issuer as specified in its charter)

	Nevada							84-1408762
(State of other jurisdiction				(I.R.S. employer
 incorporation or organization)			 identification No.)

	1065 West 1150 North, Provo, UT 84601
	(Address of principal executive offices)

Registrant's telephone no., including area code: (801) 377-0306

Former name, former address, and former fiscal year, if changed since last report.
	55 West 200 North #3
	Provo, UT 84601
	(801) 377-1758

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

Common Stock outstanding at November 9, 2000 - 1,603,500 of
$0.0001 par value Common Stock.

PART 1	FINANCIAL INFORMATION
Item 1	Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

	SPORTSMAN'S WHOLESALE COMPANY

	CONDENSED CONSOLIDATED BALANCE SHEETS
	[Unaudited]
               							September 30, 2000
ASSETS		             				--------------
CURRENT ASSETS:
	Cash				             		$    3,427
	Supplies							     5,000
	Inventory					                 6,793
	Accounts Receivable			                 9,131
							            -------------
		Total Current Assets		            $   24,351

PROPERTY PLANT & EQUIPMENT
		Total Property Plant & Equip.	            $   25,080

							            -------------
TOTAL ASSETS:					            $   49,431

	LIABILITIES AND STOCKHOLDERS' EQUITY

							            June 30, 2000
CURRENT LIABILITIES:				            ---------------

	Accounts Payable				            $       307
	Accrued Expenses						$     3,515
	Short-term N/P 							2,750
	 						            _______________
		  Total Current Liabilities	            $     6,572

STOCKHOLDERS' EQUITY
	Common Stock, $.0001 par value
	 50,000,000, 1,603,500 issued
	 and outstanding.				  	              165
	Additional paid in capital		                153,965
	Accumulated deficit			               (111,271)
							            _______________
	 Total Stockholders' Equity		           $     42,859

TOTAL LIABILITIES & EQUITY			           $     49,431

The accompanying notes are an integral part of these financial statements.



	SPORTSMAN'S WHOLESALE COMPANY

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	[Unaudited]

					For the Three	For the Three
					Months Ended	Months Ended
					Sept. 30,2000	Sept. 30, 1999
					_____________	______________
REVENUE:
	Clays 			$   3,420		$    2,730
	Cost of Goods Sold	      624		       515
					_____________	______________
	Total Revenue		$   2,796		$    2,215


EXPENSES:
	General and
	Administrative Expenses    (1,583)		$   (7,748)
	Interest Expense		        -			  (0)
					_____________	______________
     Loss before income taxes	   (1,810)		    (7,748)

Provision for income taxes		  0			   0
					_____________	_______________
NET LOSS				$   1,213		$   (5,553)

Net Loss Per Share -
	basic and diluted		     (.00)		      (.00)

Weighted Average per share
	basic and diluted 	1,573,000 	       1,504,000

The accompanying notes are an integral part of these financial statements.

	SPORTSMAN'S WHOLESALE COMPANY

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	[Unaudited]

					For the Six		For the Six
					Months Ended	Months Ended
					Sept.30, 2000	Sept. 30, 1999
					_____________	______________
REVENUE:
	Clays 			$    7,662		$    4,836
	Cost of Goods Sold	     4,263		       790
					_____________	______________
	Total Revenue		$    3,399		$    4,046

EXPENSES:
	General and
	Administrative Expenses    (24,824)		$  (19,524)
	Interest Expense			  -			  (0)
					_____________	______________
     Loss before income taxes	   (24,824)		   (15,477)

Provision for income taxes		   0			   0
					_____________	_______________
NET LOSS				$  (21,425)		$  (15,477)

Net Loss Per Share -
	basic and diluted		      (.00)		      (.00)

Weighted Average per share
	basic and diluted 	 1,608,500		 1,504,000

The accompanying notes are an integral part of these financial statements.


	SPORTSMAN'S WHOLESALE COMPANY

	Condensed Consolidated Statement of Cash Flows
						(Unaudited)

						   		For the Six
						   	   	Months Ended
						     		  Sept. 30   								  		2000	 	   1999
Cash flows to operating activities:
	Net income (loss)		    			$ (21,425 )   (6,438)
	Adjustments to reconcile
	net loss to net cash used
	 in operating activities:
		Depreciation	        		     1667	     108
Increase in inventory			                (1067)	    (494)

Decrease in:
	Accounts Receivable			 	        0
Increase in	Accounts payable and
      accrued expenses                                717	   2,551
								________      ________
		Net cash used in
		operating activities                $ (15,108)	$(11,688)


CASH FLOWS FROM INVESTING ACTIVITIES:
	Purchase of PP&E		     				-	     	-
	Related Party Receivable			    8,740		-
   								-----------	  ----------
	Net cash used in
		investing activities			    8,740		-

CASH FLOWS FROM FINANCING ACTIVITIES:
	Proceeds from related notes payable		     2750	  14,000
		Increase in Paid-in-Capital 			  5
Net (decrease)/increase in
		 cash 				   $   ( 13,613)	   2,312

Cash, beginning of period	   			$  17,040	   3,510
								________   	 ________
Cash, end of period		   			$   3,427	   6,822













	SPORTSMAN'S WHOLESALE COMPANY


NOTES TO UNAUDITED CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations at September 30, 2000 and for all the periods presented have been made.

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

The Company has completed one skeet field and is in the
process of completing the second skeet field and has
purchased an additional sporting clays equipment for use
and resale and a cost of $5,000.  The Company intends to
open on specific days each week for public use of these
facilities.   Additionally, the Company intends to market
directly to different Boy Scout troops in the local area that would be interested in earning their marksmanship and archery badges.

Liquidity

The Company currently has $3,427 in cash, all of which is available for the Company to use at its discretion.
Management believes that it has most of the equipment it needs to adequately market its business and does not foresee any large expenditures in the future.


	Results of Operations
	Three-month and Six-month period ended September 30, 2000
and September 30, 1999

For the three month period ended September 30, 2000 and 1999 the Company incurred $3,399 and $15,477, respectively, in general and administrative expenses. The expenses in the third quarter of 2000 were related mostly to the day to day operation of the business whereas, the third quarter of 1999's expenses were related to the Company's SB2 offering. The Company also generated $(21,425) in net revenues for the third quarter of 2000 as a result of operations for the Company.

PART II	OTHER INFORMATION
			None

ITEM 1	LEGAL PROCEEDINGS
			None

ITEM 2	CHANGE IN SECURITIES
			None

ITEM 3	DEFAULTS ON SENIOR SECURITIES
			None

ITEM 4	SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS
			None

ITEM 5	OTHER INFORMATION
			None

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K
			(a)	Exhibits
			None


			(b)	Reports on Form 8-K
			None

	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be s igned on its behalf by the undersigned, hereunto duly authorized.

	SPORTSMAN'S WHOLESALE COMPANY

Date:	11/20/00		By	/s/ Fred L. Hall,
					CEO/President