Form 10-K
period 2000-12-31
SPORTSMANS WHOLESALE CO
filed 2001-04-03
CIK 1071157

U.S. Securities and Exchange Commission
     Washington D.C. 20549

     Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     Commission File Number: 333-65573


     Cetalon Corporation
     (Name of small business issuer as specified in its charter)

          Nevada                        84-1408762
     (State or other jurisdiction of         (I.R.S. employer
      incorporation or organization)          Identification No.)

     1801 Avenue of the Stars, Suite 600
     Los Angeles, CA 90067
     (Address of principal executive offices)

     (310) 284-5970
     (Registrant's telephone no., including area code)


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

The aggregate market value of the common voting stock held by non-affiliates as of December 31, 2000: 1,603,000 common shares - $32,060.

The Issuer's revenues for its most recent fiscal year: $17,299

The number of shares outstanding of the Issuer's common stock at March 29, 2001: 4,633,235 of $0.0001 par value common stock.

Transitional Small Business Disclosure Format: Yes  X    No

     PART I

Item 1.   Description of Business

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

On December 29, 2000, the Board of Directors of the Company adopted, ratified and approved a resolution to issue 15,000,000 "unregistered" and "restricted" shares of its $0.0001 par value common voting stock to David N. Nemelka in consideration of the sum of $10,000, paid by personal check of David N. Nemelka.

On March 12, 2001, the company entered into a Share Exchange Agreement (the "Exchange Agreement") with 1129 Holding Inc., a Delaware corporation ("1129 Holdings"). Pursuant to the terms of the Exchange Agreement, the Company exchanged and issued 2,067,632 shares of its common stock, $0.0001 par value per share, to the 1129 Holders in exchange for an equal number of shares of common stock of 1129 Holdings. As a result of the transactions contemplated by the Exchange Agreement, 1129 Holding became a wholly-owned subsidiary of the Company. The Company filed a Current Report on Form 8-K describing these transactions on March 16, 2001 with the Securities and Exchange Commission.

(B)  Business of the Issuer.

In December, 1998, the Company entered into an agreement with a local Utah shooting club to acquire the club's shooting facilities for approximately $20,000 cash, contingent on the completion of its public offering. Subsequently, the shooting sports facilities were purchased on August 4, 1999, for $17,425. At the time of the acquisition of the sport shooting facilities, the Company entered into an agreement with the shooting club that in exchange for 30% of the gross revenues, the hunting club would provide all hourly labor and landowner fees. The facilities operated through Sportsman's wholly-owned subsidiary, Cap's, were divested as part of the agreement between the Company and 1129 Holders. See the 8-K Current Report filed March 16, 2001.

Item 2. Properties.

     As of year end, the Company had no office facilities of its own. The Company used the offices of the Company's President at no cost. The Company owned and operated the shooting sports equipment it acquired in Springville, Utah. For information regarding the Company's current properties, please see the 8K, filed March 16, 2001.

Item 3. Legal Proceedings

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no action by or against the Company has been threatened.

Item 4. Submission of Matters to a Vote of Security Holders

     On December 29, 2001, the Board of Directors of the Company adopted, ratified and approved a resolution to issue 15,000,000 "unregistered" and "restricted" shares of its $0.0001 par value common voting stock to David N. Nemelka in consideration of the sum of $10,000, paid by personal check of David N. Nemelka. This action was approved by the majority stockholders of the Company on December 29, 2000.

Item 5. Market for Common Equity and Related Stockholder Matters

     (a) Market Information

     As of year end there was no established "trading market" for shares of common stock of Sportsman's. Subsequent to the reorganization of the Company more up-to-date information may be available. The Company's current over-the-counter bulletin board symbol is "CETA".

     (b) Recent Sales of Restricted Securities: On December 29, 2001 the Company sold 15,000,000 shares of the Company's unregistered and restricted common shares to David N. Nemelka, who then became its President and sole director, in exchange for $10,000 in cash.

     (c) Stockholders

     As of December 31, 2000, there were approximately 52 record holders of the Company's Common Stock. No other class of stock is outstanding at this time.

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


     PART II

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes associated with them contained elsewhere in this Report.

     Liquidity and Capital Resources

     At December 31, 2000 the Company's assets consisted primarily of cash from the issuance of "restricted securities" and operating equipment at the shooting facility which was acquired in August of 1999.

     Results of Operations. Fiscal Year Ended December 31, 2000 Compared to Fiscal Year Ended December 31, 1999

     Operating revenues for fiscal year 2000 were $17,299, compared to $5,949 in 1999. Revenues were generated primarily from operations of the Company's shooting facilities.

     Operating expenses for fiscal year 2000 totaled $59,475, comprising mainly of legal, accounting expenses, shooting clays inventory, salary and discontinued operations resulted in a increase of $7,861 from the $51,614 level experienced in 1999.


Item 7.  Financial Statements

     The Company's audited financial statements are attached to the end of this Report. Listed in order are Independent Auditor's Report, Balance Sheet, Statements of Operations, Statements of Stockholder's Equity, Statements of Cash Flows, and Notes to the Financial Statements all for the year ended December 31, 2000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

     PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

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


Name of Officer or Director       Age         Positions with Company and
                                              Biography
               Fred L. Hall        34         President and Director of the
                                              Company.  Mr. Hall operated
                                              Cap's Sporting Goods
                                              Wholesale, Inc. whose
                                              principle focus was a sporting
                                              clays range located in
                                              Springville, UT and the sale
                                              of sporting goods wholesale
                                              products.  Mr. Hall received a
                                              bachelors degree from Utah
                                              Valley State College in
                                              Business with an emphasis in
                                              accounting.

     David N. Nemelka              36         Mr. Nemelka has been with One
                                              World Online since 1999 as
                                              CEO, Director, and co-founder
                                              of One World, a director of
                                              OWOL Technologies and a
                                              Director, Secretary and
                                              Treasurer of OWOL Marketing.
                                              He was founder and President
                                              of McKinley Capital, a
                                              successful financial
                                              consulting company from 1994
                                              to the present.  He worked in
                                              Brand Management for Proctor
                                              and Gamble (1993-1994).  Mr.
                                              Nemelka received his B.S. in
                                              business finance from Brigham
                                              Young University and his MBA
                                              from the Wharton Business
                                              School at the University of
                                              Pennsylvania.


     (b) Identify Significant Employees:     The Company's only employee during
         the 2000 year was Mr. Fred L. Hall.

     (c) Family Relationship: None.

     (d) Involvement in Certain Legal Proceedings: None of the officers or directors have been involved in any material legal proceedings which occurred within the last five years of any type described in Section 401(d) of
Regulation S-B.                    None.

     The Company is not subject to the provisions of Section 16(a).

Item 11.  Executive Compensation

          SUMMARY COMPENSATION TABLE

______________________________________________________________________________
                         Annual Compensation      Long-term
                                                  Awards
______________________________________________________________________________
Name and          Salary Bonus            Other      Restricted     Securities
Principal              Annual             Annual      Stock Awards    Under
Position                            Compensation      Option
______________________________________________________________________________
Fred L. Hall          $14,486             0              0         0         0
President and Chief
Executive Officer
(3/13/98 - 12/28/00)
______________________________________________________________________________
David N. Nemelka     $     0              0              0         0         0
President and Chief
Executive Officer
(12/28/2000 - 12/31/2000)
______________________________________________________________________________


Compensation of Directors.

     There are no standard arrangement pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation of special assignments.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information with respect to the current beneficial ownership of the Company's common stock as of December 31, 2000 of each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, each director of the Company, and all directors and executive officers of the Company as a group:

                                             Amount and Nature         Percent
                                             Of Beneficial             Of
     Name                                    Ownership                 Class
Fred L. Hall             Stockholder and      1,499,000                9.%
1065 West 1150 South     Former Director &
Provo, UT 84601          Executive Officer

David N. Nemelka         Sole Officer and     15,020,981             90.3%
2662 Stonebury Loop Rd.  Director and
Springville, UT 84663    Stockholder

     (b) The following table contains information regarding share holdings of the Company's directors and executive officers and those persons or entities who beneficially own more than 5% of the Company's common stock, after taking into account the adoption of the resolution to issue 15,000,000 "unregistered" and "restricted" shares to Mr. Nemelka as of December 29, 2000.

                                              Amount and Nature        Percent
                                              Of Beneficial            Of
     Name                 Title               Ownership                Class
David N. Nemelka         Sole Officer and         15,020,981          90.3%
2662 Stonebury Loop Rd.  Director and
Springville, UT 84663    Stockholder

Fred L. Hall             Stockholder and           1,499,000           9.0%
1065 West 1150 South     Former Director and
Provo, UT 84601          Executive Officer

All officers and
directors
as a group (1)                                    15,020,981          99.3%

Changes in Control.

     Effective December 29, 2000, Fred L. Hall resigned as the sole officer and director of the Company after designating David N. Nemelka as the sole officer and director of the Company.


Item 12.  Certain Relationships and Related Transactions

     Except as indicated in Item 1, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

     Except as indicated in Item 1, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
     Except as indicated in Item 1, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.
     PART IV

Item 13.  Exhibits and Reports on Form 8-K

     Exhibits

     Exhibit   Title of Document                  Location
     Reference
     Number


     23.01          Consent of Accountants             Filed Herewith

     27.01          Financial Data                Filed Herewith

     99.00          Press Releases                     Filed Herewith


     Reports on Form 8-K

     Filed January 8, 2001
     Filed March 16, 2001


     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Sportsman's Wholesale Company                   DATE:

          By:  /s/ David N. Nemelka                  As of March 12, 2001
          David N. Nemelka, Chief Executive Officer

SPORTSMAN'S WHOLESALE COMPANY
Consolidated Financial Statements
December 31, 2000

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


Consolidated statement of cash flows                                    F-6


Notes to consolidated financial statements                              F-7

     INDEPENDENT AUDITORS' REPORT




To the Board of Directors
and Stockholders of
Sportsman's Wholesale Company


We have audited the accompanying consolidated balance sheet of Sportsman's Wholesale Company and subsidiary, as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sportsman's Wholesale Company and subsidiary, as of December 31, 2000 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

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

                                                TANNER + CO.

Salt Lake City, Utah
March 15, 2001

Sportsman's Wholesale Company
Consolidated Balance Sheet

                                                        December 31,  2000

          Assets
Current assets - cash                                  $      10,555
Net assets of discontinued operations                         20,493
                                                       $      31,043


Stockholders' Equity

Commitments                                                        -

Stockholders' equity:
     Preferred stock, $.0001 par value,
     5,000,000 shares authorized, no
     shares issued or outstanding                                  -
     Common stock, $.0001 par value,
     50,000,000 shares authorized,
     16,603,500 shares issued and
     outstanding                                               1,600
     Additional paid-in capital                              162,465
     Accumulated deficit                                    (133,082)
          Total stockholders' equity                     $    31,043

Sportsman's Wholesale Company
     Consolidated Statement of Operations

     Years Ended December 31, 2000 and 1999

                                                          2000       1999
Income before income taxes and
discontinued operations                               $       -   $       -

Provision for income taxes                                    -           -

     Net income before discontinued operations                -           -

Discontinued operations                                 (42,176)    (45,665)

     Net loss                                         $ (42,176)    (45,665)

Loss per common share - basic and diluted            $     (.03) $     (.03)

Weighted average common shares - basic
and diluted                                            1,686,000   1,550,000

Sportsman's Wholesale Company
Consolidated Statement of Stockholders' Equity


     January 1, 1999 to December 31, 2000

                                          Additional
                Preferred Stock    Common Stock   Paid-In  Accumulated
                Shares    Amount    Shares  Amount  Capital  Deficit   Total
Balance at
January 1, 1999
                  -          -   1,503,500 $  150  $  3,975 $(45,241)$(41,116)

Issuance of
common stock
for cash          -          -    100,000      10   149,990        -  150,000

Net loss          -          -          -       -        -  (45,665)  (45,665)

Balance at
December 31,
1999               -          -  1,603,500     160  153,965 (90,906)   63,219

Issuance of
common stock
for cash and
compensation       -          - 15,000,000   1,500    8,500       -    10,000

Net loss           -          -          -      -         - (42,176)  (42,176)

Balance at
December 31,
2000               -    $     - 16,603,500  $1,660  $162,465(133,082) $31,043

Sportsman's Wholesale Company
Consolidated Statement of Cash Flows

                                                     Years Ended December 31,

                                                       2000       1999
Cash flows from operating activities:
     Net loss                                     $ (42,176)   $(45,665)

     Net cash used in continuing operations               -           -
     Net cash provided by (used in) discontinued
     operations                                      25,691     (61,419)

                    Net cash used in
                    operating activities            (16,485)   (107,084)

Cash flows from investing activities                     -           -

Cash flows from financing activities:
     Payments for related party notes payable             -     (27,500)
     Issuance of common stock                        10,000     150,000

                    Net cash provided by
                    financing activities             10,000     122,500

                    Net (decrease) increase
                        in cash                      (6,485)     15,416

Cash, beginning of year                              17,040       1,624

Cash, end of year                                  $ 10,555     $17,040

     Notes to Consolidated Financial Statements

     December 31, 2000


1.   Summary of Significant Accounting Policies
     Organization and Principles of Consolidation
          Sportsman's Wholesale Company (Sportsmans) was Incorporated under the laws of the state of Nevada in March 1996. Cap's Sporting Goods Wholesale, Inc. (Caps) was incorporated under the laws of the state of Utah in February 1998.

          The consolidated financial statements consist of Sportsmans and its wholly owned subsidiary Caps (the Company). All significant intercompany balances and transactions have been eliminated. The Company owned and operated a sport shooting facility. As described in note 3, subsequent to year-end, the Company spun off to existing shareholders all assets related to the sport shooting facility. All assets, liabilities, and operations of the sport shooting facility have been reflected as discontinued operations in the financial statements. In addition, subsequent to year-end, the Company acquired, in a reverse acquisition, an entity organized for the purpose of acquiring and operating a business utilizing the "SEARS" trademark.

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

          Cash and Cash Equivalents
          For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.
1.Summary of
Significant
Accounting Policies
Continued
          Property and Equipment
          The Company's property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized.
          Revenue Recognition
          Revenue is recognized upon delivery of products or performance of services.

          Income Taxes
          Deferred income taxes are provided in amounts sufficient to give Effect to temporary differences between financial and tax reporting.

          Earnings Per Share
          The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each period.

          The computation of diluted earning per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise form the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. As of December 31, 2000, the Company had not granted any options or warrants.

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

2.Going Concern
          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2000, the Company had an accumulated deficit and has incurred a loss from operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          The Company's ability to continue as a going concern is subject to the attainment of profitable operations or obtaining necessary funding from outside sources. Management is in the process of pursuing business opportunities to provide sufficient cash flows to meet the Company's obligations. It is not known whether management will be successful in these endeavors.







          3.Discontinued Operations
          On March 12, 2001, the Company spun off to its president, sole director and majority shareholder as compensation for his services, all assets, liabilities and operations related to the sport shooting facility.

          Financial information for operations of the sport shooting facility, which were discontinued, is as follows for the years ended December 31, 2000 and 1999:

                                             2000        1999
Revenues                                    $17,299    $5,949
Costs and expenses                           59,475   (51,614)

Loss from operations                        $42,176   (45,665)

Gain on sale of discontinued asset                -         -

Net loss from discontinued
  operations                                $42,176  $(45,665)

3.Discontinued Operations
Continued
                    Net (liabilities) assets of discontinued operations consists of the following at December 31, 2000 and 1999:

                                                           2000
Accounts receivable                                       $3,931
Property and equipment, net                               24,573
Accounts payable and accrued expenses                      8,016
                                                         $20,488
4.Income Taxes
          The provision for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to loss before provision for income taxes for the following reasons:



                                                             December 31,
                                                        2000              1999
		Federal income tax benefit at
            statutory rate                          $  7,000        $  6,000
            Change in valuation allowance             (7,000)         (6,000)
                                                    $      -        $      -

          Deferred tax assets (liabilities)
          are comprised of the following:
          Net operating loss carry forwards        $20,000
            Valuation allowance                      (20,000)
                                                    $     -

          At December 31, 2000, the Company has net operating loss carryforwards available to offset future taxable income of approximately $134,000, which will begin to expire in 2018. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforward as a result of the change in ownership.

5.Supplemental Cash Flow Disclosure
          Actual amounts paid for interest and income taxes are as follows

                                                        December 31,
                                                  2000             1999
          Interest                                $   -       $      -

          Income taxes                            $   -       $      -

6.Fair Value of Financial Instruments
          The Company's financial instruments consist of cash, receivables, payables, and notes payable. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The aggregate carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

7.Recent Accounting Pronounce-ments
          In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133." SFAS 133 establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.

8.Subsequent Events
          As described in note 3, on March 12, 2001, the Company spun-off to its president, sole director and majority shareholder as compensation for his services, all assets related to the sport shooting facility. All asset, liabilities, and operations of the sport shooting facility have been reflected as discontinued operations in the financial statements. In addition, on March 12, 2001, the Company acquired an entity organized for the purpose of acquiring and operating a business utilizing the "SEARS" trademark in a reverse acquisition.
( BW)(CA-SPORTMAN'S/CETALON)(SMWH)Name Change for Sportman's
Wholesale Co.

    Business Editors

 LOS ANGELES--(BUSINESS WIRE)--March 14, 2001--Sportman's Wholesale Co. (OTC
BB: SMWH), a Nevada corporation changes name to Cetalon Corp. ("Cetalon" or the "company"). In connection with the name change, the NASD has assigned to it the new trading symbol CETA to be effective at the opening of business on Friday, March 16.

    About Cetalon Corp.

    Cetalon is a store within a store retail and direct marketing company specializing in the sale of natural vitamins, minerals and supplements as well as health information technologies and home health care products. Cetalon plans to own and operate health and fitness shops in Canada.

    The company is undertaking significant expansion into the U.S. market and
will be announcing details of the roll out plans shortly.   A new management
team in in place and announcements will be made as these appointments are confirmed by the new board of directors.

    This news release may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Although Cetalon believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that any expectations will prove correct.

    --30--twt/ix*

    CONTACT: Elliot Lane and Associates
             Mark Lane, +44-173-635-0159 (United Kingdom)
             Eli Elliot, 949/499-0671

    KEYWORD: CALIFORNIA NEVADA UNITED KINGDOM INTERNATIONAL CANADA
    EUROPE
    INDUSTRY KEYWORD: CONSUMER/HOUSEHOLD FOOD/BEVERAGES MEDICAL RETAIL MANAGEMENT CHANGES














( BW)(CA-CETALON)(CETA)   Nasdaq Grants Cetalon Corp. Trading Symbol: OTC BB:
CETA

    Business Editors

    LOS ANGELES--(BUSINESS WIRE)--March 16, 2001--Cetalon Corp. was issued
Friday with the trading symbol OTC BB: CETA.    Cetalon Corp. is a store
within store retail and direct marketing company specializing in the sale of vitamins, minerals, nutritional supplements and other health-related products. The company plans to own and operate health and fitness shops in Canada and the United States.

    Cetalon also announced today that it will file an 8-K with the Securities and Exchange Commission later today.

    This news release may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Although Cetalon believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that any expectations will prove correct.

    --30--clf/ix*

    CONTACT: Elliott Lane and Associates
             Mark Lane, +44-173-635-0159 (United Kingdom)
             Eli Elliott, 949/499-0671

    KEYWORD: CALIFORNIA UNITED KINGDOM INTERNATIONAL CANADA EUROPE INDUSTRY KEYWORD: ALTERNATIVE MEDICINE CONSUMER/HOUSEHOLD MEDICAL RETAIL

 BW)(CA-CETALON)(CETA) Cetalon Corp. Announces that the Watley Group Has Been Retained as Its Business Consultant and as a Management Advisor

    Business Editors

    LOS ANGELES--(BUSINESS WIRE)--March 20, 2001--Cetalon Corp.  (OTC BB:
CETA) Tuesday announced that the Watley Group will advise the company on key elements of its business plan and help execute the plan for Cetalon's board of
directors and shareholders.     John Danylowich, founder of Cetalon, said
yesterday, "We are very pleased to have the Watley Group as part of the Cetalon management team and to harness the Group's seasoned managerial experience."

    The Watley Group, LLC, a Los Angeles-based management consulting and transition management company, concentrates on high potential investments that can benefit from comprehensive strategic planning.

    Anthony Bryan of the Watley Group commented, "Cetalon is an opportunity to enhance shareholder value and build an important business based on a solid platform with a preeminent American retailer."

    This news release may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Although Cetalon believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that any expectations will prove correct.

    --30--sig/ix*

    CONTACT: Elliot Lane and Associates
             Mark Lane, +44-173-635-0159 (London, England)
             Eli Elliot, 949/499-0671

    KEYWORD: CALIFORNIA
    INDUSTRY KEYWORD: ALTERNATIVE MEDICINE CONSUMER/HOUSEHOLD MEDICAL
    RETAIL

( BW)(CA-CETALON)(CETA) Cetalon Corp. to Apply for Dual Listing of Shares on The Berlin Stock Exchange

    Business Editors

    LOS ANGELES--(BUSINESS WIRE)--March 21, 2001--Cetalon Corp.,  (OTC BB:
CETA) Wednesday announced that the company has appointed Elliott, Lane & Associates as their European investor relations team and has applied to list its securities on the German Berliner Bourse stock exchange.

     The application will be made through Berliner Freiverkehr, one of Germany's largest traders of U.S. dual-listed equities. Harvey Goldstein, chief executive officer of Cetalon Corp. said, "We are pleased to have secured the services of Elliott, Lane & Associates as our European investor relations team. We feel that a dual listing will introduce our shares to a broader investment community by the additional exposure to potential European investors."

    Mark Lane, chairman of Elliott, Lane & Associates Inc., remarked, "We are delighted to represent a company of such high quality in Europe. Under current stock market conditions, investors are looking for quality investments and we feel Cetalon Corp. offers a great fundamental `bricks & mortar' high growth opportunity. We therefore believe this company will be of great interest to potential individual and institutional investors."

    About Cetalon Corp.

    Cetalon is a store within a store retail and direct marketing company specializing in the sale of natural vitamins, minerals, and supplements as well as health information technologies and home health care products. Cetalon plans to own and operate health and fitness shops in Canada. The company is undertaking significant expansion into the U.S. market and will be announcing details of the roll out plans shortly.

    About Elliott, Lane & Associates

    Elliott, Lane & Associates assists U.S. publicly traded corporations with European investor awareness and communications. Through its extensive partnerships and collaborative associations within the European community, Elliott, Lane & Associates disseminates broad-based, investor specific information, and has extensive experience in the arena of mergers and acquisitions and strategic joint ventures which has led to the development of revenue dependant/deferred payment acquisition models.

    This news release may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Although Cetalon believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that any expectations will prove correct.
    --30--clf/ix*

    CONTACT: Elliott, Lane & Associates
             Mark Lane, +44-173-635-0159 (U.K.)
             Eli Elliott, 949/499-0671 (Calif.)

    KEYWORD: CALIFORNIA GERMANY INTERNATIONAL CANADA EUROPE
    INDUSTRY KEYWORD: ADVERTISING/MARKETING ALTERNATIVE MEDICINE
    MEDICAL RETAIL





( BW)(CA-CETALON-CORP)(CETA) Cetalon Corporation Announces the Appointment of Anthony Bryan as Chairman of the Board

    Business Editors

    LOS ANGELES--(BUSINESS WIRE)--March 27, 2001--Cetalon Corporation, (OTCBB:CETA) today announced that the Board of Directors has confirmed the appointment of Anthony Bryan as Chairman and President. Mr. Bryan was Chairman and CEO of Copperweld Corporation and President and CEO of Cameron Iron Works, both Fortune 500 companies. He has been a director of Koppers Corporation and PNC Financial Corp., as well as a Trustee of Baylor College of Medicine and Carnegie Mellon University.

 Harvey Goldstein, CEO of Cetalon Corporation said, "Tony's advise during the acquisition of Claydan Enterprises was invaluable and the Board of Cetalon felt that his experience as CEO of two Fortune 500 companies, and his experience as a director of Chrysler Corporation, Federal Express, and ITT will be a great asset to Cetalon during the high growth period expected over the next 24 months."

 Anthony Bryan commented, "I look forward to being an active member of the management team and to working with our shareholders and Board to maximize the growth potential of Cetalon. I was attracted to Cetalon by the striking growth opportunity, the compelling product mix, and a built-in customer base that creates a substantial opportunity to create shareholder value."

    About Cetalon Corporation:   Cetalon is a store within a store retail and
direct marketing company specializing in the sale of natural vitamins, minerals, and supplements as well as health information technologies, and home health care products. Cetalon owns and operates health and fitness shops in Canada and is undertaking a significant expansion into the US market and will announce the details shortly.

  --30--MS/se*

    CONTACT: Elliot Lane and Associates
             Mark Lane (United Kingdom), 44-173-635-0159
                or
             Eli Elliott (California, U.S.), 949/499-0671

    KEYWORD: CALIFORNIA CANADA INTERNATIONAL
    INDUSTRY KEYWORD: ALTERNATIVE MEDICINE RETAIL MANAGEMENT CHANGES