Form 10KSB
period 2001-05-31
CETALON CORP
filed 2001-10-02
CIK 1071157

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED May 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO _______________

                        COMMISSION FILE NUMBER 000-32475

                               Cetalon Corporation
--------------------------------------------------------------------------------
         (Name of small business registrant as specified in its charter)

                           Nevada                                            84-1408762
--------------------------------------------------------------    ------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

1801 Century Park East, Suite 1830, Los Angeles, California                  90067-2320
-----------------------------------------------------------                  ----------
          (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:           (310) 843-3600

Securities registered pursuant to Section 12(b) of the Act:   None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.0001 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Based on the closing sale price of $1.50 on September 28, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $4,561,607.

         The registrant's revenues were $3,864,949 for its most recent fiscal year, ended May 31, 2001.

         On September 28, 2001 there were 5,559,163 shares of the Registrant's Common Stock outstanding.

                                TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----
                                     PART I

1.   Description of Business ..........................................       4
2.   Description of Property ..........................................      15
3.   Legal Proceedings ................................................      17
4.   Submission of Matters to a Vote of Security Holders ..............      17


                                     PART II

5.   Market for Common Equity and Related
     Stockholder Matters ..............................................      17
6.   Management's Discussion and Analysis of
     Financial Condition and Results of Operations ....................      19
7.   Financial Statements .............................................      23
8.   Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure ...........................      41


                                    PART III

9.   Directors, Executive Officers, Promoters and Control Persons;
     Compliance With Section 16(a) of the Exchange Act ................      41
10.  Executive Compensation ...........................................      43
11.  Security Ownership of Certain Beneficial Owners
     and Management ...................................................      43
12.  Certain Relationships and Related Transactions ...................      44
13.  Exhibits and Reports on Form 8-K .................................      45

                                     PART I


This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company's future financial performance. The Company has attempted to identify forward-looking statements by terminology including "anticipates," "believes," "expects," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should" or "will" or the negative of these terms or other comparable terminology. These statements are only predictions, and forward-looking statements, and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "Business Risks" contained in Part I of this Annual Report that may cause the Company's actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. For all of these predictions and forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company's expectations are as of the date this Form 10-KSB is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-KSB is filed to conform these statements to actual results, unless required by law.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS.

Certain statements we make in this Annual Report on Form 10-KSB (as well as in other public filings, our web site, press releases, and oral statements made by Company management and/or representatives), constitute forward-looking statements, which are subject to risks and uncertainties. Forward-looking statements include information concerning:

         -        our belief concerning future sales and net earnings growth;

         -        our belief concerning the growth of our cash flow;

         - our ability to reduce selling, general and administrative expenses as a percentage of net sales;

         - our belief that we have sufficient positive cash flow to support our working capital needs, capital expenditures and debt service requirements;

         - our planned store development, including store openings and capital expenditures;

         - our belief that we can improve sales and operating performance of our stores;

         -        our belief that we can improve inventory turnover; and

         - our future results of operations, including sales and earnings per share growth.

You should understand that the following important factors, in addition to those discussed elsewhere in this Annual Report and in the documents that are incorporated by reference (and in our other public filings, press releases, and oral statements made by Company management and/or representatives), could cause actual results to differ materially from those expressed in the forward-looking statements:

WHAT FACTORS COULD AFFECT THE OUTCOME OF OUR FORWARD-LOOKING STATEMENTS?

INDUSTRY AND MARKET FACTORS

         - changes in economic conditions generally or in the markets served by us;

         - future federal and/or state regulatory and legislative actions affecting Cetalon and/or the vitamin, supplement, nutritional, and personal care products industry;

         -        consumer preferences and spending patterns; and

         - competition from other vitamin and nutritional stores, from alternative distribution channels, such as supermarkets, membership clubs, mail order companies, and internet companies (e-commerce).

OPERATING FACTORS

         - our ability to continue to implement new information technologies;

         - our ability to continue to open new stores in Sears department stores;

         - our ability to continue to purchase inventory on favorable terms;

         - adverse determinations with respect to litigation or other claims;

         - our ability to attract, hire, retain, and train sales associates;

         - our ability to attract, hire, and retain suitable management personnel; and

         - our ability to establish effective advertising, marketing and promotional programs (including pricing strategies) in the different geographic markets in which we operate.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Cetalon Corporation ("Cetalon" or the "Company"), formerly Sportsman's Wholesale Company, and its subsidiaries are engaged in retail sales of nutritional and personal care products through licensed retail departments in Sears Canada, Inc. ("Sears Canada") and Sears, Roebuck and Co. ("Sears U.S."; and collectively, with Sears Canada, "Sears") department stores in Canada and the United States of America. The Company operates its "store within a store" locations under the names "Sears Health Food & Fitness Shops" and "Sears Health & Nutrition Centers" in Canada the United States of America, respectively. As of the date of this Annual Report, the Company operates 44 Sears Health Food & Fitness Shops in Canada (including 12 locations through franchisees) and 10 Sears Health & Nutrition Centers in the United States of America (all in California).

SUBSIDIARIES OF THE COMPANY

1129 Holding Inc. ("1129 Holding"), a Delaware corporation, is a wholly-owned subsidiary of Cetalon. On March 12, 2001, Cetalon acquired 1129 Holding through the completion of a business combination transaction. See Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Claydan Transaction and Share Exchange.

Cetalon Company of Canada ("Cetalon Canada"), formerly 3051356 Nova Scotia Company, a Nova Scotia Unlimited Liability Company, is a wholly-owned subsidiary of 1129 Holding and is a second-tier subsidiary of Cetalon. Cetalon Canada owns the assets formerly held by Claydan Enterprises, Inc. ("Claydan"), a privately-held Canadian corporation.

Claydan was the original operator of the licensed vitamin and health product retail shops inside selected Sears department stores in Canada, and was founded in 1984 by John Danylowich. Mr. Danylowich is currently a Director and an Executive Officer of Cetalon.

OPERATING STRATEGY

The Company's operating strategy is to market and sell a broad assortment of high-quality, traditional and innovative products at competitive prices. The Company's strategy includes providing its customers with information, choices and alternatives to assist their making informed decisions as to products that may allow them to improve their health, fitness and nutrition. Management recognizes the importance of utilizing new technologies and providing independent information relative to health and nutrition products, as well as providing solutions to improve health and nutrition and fitness.

The Company utilizes the brand name and customer base of Sears to reach a broad market of customers by placing its stores inside selected Sears department stores. By using the Sears brand name and retail space, the Company is able to access the Sears customer-stream.

PRODUCTS AND SERVICES

The Company sells high-quality, nationally advertised brand name private-label herbal and homeopathic products, vitamins, mineral supplements and personal care products.

Our products are sold under our various private-label brand names, including Health Line and Innovative Botanicals. In addition, we carry various third-party brand name products, including Natural Factors, Prairie Naturals, and Flora Manufacturing. Our product mix focuses on high-margin, private-label, value-added products emphasizing vitamin and mineral supplements, sports nutrition and herbal products.

Vitamin and Mineral Supplements. Since Claydan's inception, vitamin and mineral supplements have represented the core of the product line. Vitamins and minerals are sold in single vitamin and multi-vitamin form, and in different potency levels. Products are produced in tablets, hard-shell and soft gelatin capsules, and powder forms. Our private-label products are designed to meet our customers' lifestyle requirements. They have unique formulations based on the most recent science and, therefore, can command a premium for these high value-added special nutritional formulas. We place continued emphasis on these high-margin, value-added special nutritional formulas for our vitamin and mineral products sold under our private-label names.

Sports Nutrition Products. Sports nutrition products are food and dietary supplements designed to be taken in conjunction with a fitness program. Management believes that these products, which include various protein and weight gain powders, sports drinks, sports bars, and high potency vitamin formulations, appeal to consumers who are engaged in regular exercise, including athletes who are in training to gain weight and develop their physique.

Herbs. The herb category has been one of the fastest growing categories of the supplement market over the past five years. Herbal supplements are sold in various hard-shell and soft gelatin capsules, tea, and liquid forms. In addition to the Herbal Factors line, we also offer a line of whole food-based supplements under the Enerex Botanicals label, a line of proprietary teas under the Flora Manufacturing brand, as well as many well known third-party products, including Nature Way, North American Spy, and Wild Rose.

Diet Products. The diet category consists of various formulas designed to supplement the diet of weight conscious consumers. These products are sold in various pills, teas and meal replacement drinks. We provide private-label products along with third-party products.

On May 8, 2001, the Company entered into an agreement with Innovative Botanical Solutions, Inc., a wholly-owned subsidiary of Nature's Sunshine Products, Inc., a Utah corporation ("Nature's Sunshine;" Nasdaq: NATR), for the manufacture and packaging of a private-label line of herbs and vitamins.

Unlike a nationally advertised product that may be available at the outlets of a variety of different merchants, a private-label product is only available at the outlets of one specific merchant. Typically, a merchant's gross profit is greater on the sale of a private-label product than on the sale of a nationally advertised brand.

The Company expects that the private-label product line, if and when fully implemented, will encompass a full range of high-quality products that will only be available through the Company's stores. Commencing in July of 2001, the initially available private-label products were introduced to the United States' marketplace through the Sears Health & Nutrition Centers. The Company expects to commence marketing an assortment of its private-label products in its Canadian locations during the Fall of 2001.

The Company has executed a Memorandum of Understanding with HealtheTech, Inc., a Colorado corporation ("HealtheTech"), in connection with the Company's offering, to its customers, of metabolism measurement testing using HealtheTech's proprietary metabolism monitor, the BodyGem(TM) in all of the Company's shops. The BodyGem was introduced to the Company's British Columbia Sears Health Food & Fitness Shops in April 2001. The agreement with HealtheTech to expand the geographic scope into the United States of its metabolism measurement testing is subject to Sears' approval. No assurance can be given that the Company and HealtheTech with reach the agreement contemplated by the Memorandum of Understanding or that Sears will provide its approval in the near-term, or at all.

Daniel P. Howells, one of our directors is the President, Chief Executive Officer, and a director of Nature's Sunshine; James Ritchie Mault, M.D., another of our directors is the founder of HealtheTech and serves as its Chairman and Chief Executive Officer. See Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act and Item
12. Certain Relationships and Related Transactions

THE SEARS LICENSE AGREEMENTS

On February 7, 2001, Cetalon Canada signed a three-year non-transferable Management and Operating License Agreement with Sears Canada and Sears U.S. (the "Sears Canada License Agreement") The Sears Canada License Agreement automatically renews for two additional one-year terms. In March of 2001, 1129 Holding signed a two-year non-transferable License Agreement with Sears U.S. (the "Sears U.S. License Agreement"; collectively, the "Sears License Agreements"). Under these agreements, and subject to the terms thereof, the Company acquired the non-exclusive right to operate as "Sears Health Food & Fitness Shops" and as "Sears Health & Nutrition Centers" in Sears' department stores throughout Canada and the United States, respectively. More specifically,

         - Sears U.S. granted to the Company the non-exclusive and non-transferable right and privilege to use the "Sears Vitamins and Supplements" name or any other Sears trademarks, service marks or trade names relevant to the Company's conduct and operation of its business in accordance with the Sears License Agreements; and

         - Sears Canada granted to the Company the right to use the "Sears Health Food & Fitness Shops" name and certain other specified Sears trademarks in the operation of the Company's business of providing approved products and services to the Company's customers in accordance with the Sears Canada License Agreement.

Under the terms of the Sears License Agreements, the Company is required to pay Sears a percentage of net sales generated by the Company's stores located within Sears stores and lower rates for sales channels other than in Sears department stores, such as direct marketing and Internet sales. The in-store rate increases over the term of the Sears License Agreements. Further, the Sears License Agreements provide that the Company does not have any direct rental obligations for its shops or any other fixed expenses that relate to the shops' operation, as such obligations are subsumed in the Company's net sales percentage payments to Sears.

In connection with the Sears License Agreements, the Company acquired the right to accept the Sears credit card as payment by Sears customers for purchases made in the Sears Health Food & Fitness Shops and Sears Health & Nutrition Centers. The Sears License Agreements contain various other operating provisions and requirements, including the requirements that the Company obtain Sears' prior approval of all products that are offered for sale in the Company's shops, as well as which Sears department stores will be available for the Company to place its shops. The Sears U.S. License Agreement also grants a security interest to Sears U.S. on the Company's property and equipment located in Sears U.S. department stores.

Under the terms of the Sears U.S. License Agreement, Sears shall bear responsibility for the following in the construction of a new location at a Sears U.S. store:

         - If required by Sears U.S., perimeter walls, painted standard Sears U.S. colors;

         -        Floor covered with standard Sears U.S. carpet/tile;

         -        Ceiling containing standard Sears U.S. lighting; and

         -        Standard electrical outlets.

The Company shall bear responsibility for all furniture, fixtures, equipment, displays, cabinets, counters, plumbing, shelving, sinks, and other such items in the construction of a new location at a Sears U.S. store. Further, the Company shall also be responsible for any non-standard walls, wall coverings, floor coverings, ceilings, lighting and electrical and for the final connection of all plumbing within the location.

The terms of the Sears License Agreements also provide the Company with the rights to:

         - use the "Sears" trademark in dedicated retail stores outside Sears department stores, and in direct marketing to the public through mail order;

         - initiate an e-commerce retail channel utilizing the Sears web site; and

         - advertise in a cooperative and leveraged arrangement through Sears' advertising and promotional campaigns.

The Sears Canada License Agreement may be terminated without cause by Sears Canada, Sears U.S., or the Company upon 90 days' written notice. Further, the Sears Canada License Agreement is subject to termination upon 30 days' written notice, or upon no notice, in the event that the Company shall have breached certain provisions of the Sears Canada License Agreement. Among others, such "30-day" provisions relate to a failure by the Company to:

         - comply with any of the terms, provisions or conditions of the Sears Canada License Agreement if the failure is not rectified within 30 days of notification; or

         - remove an employee to whom Sears Canada objects in accordance with its contractual rights, before the expiration of such 30-day period.

Among others, such "no notice" provisions relate to a failure by the Company to:

         - achieve, in each fiscal year, an agreed-upon minimum level of net sales;

         -        comply with certain Sears trade mark obligations; or

         -        to provide timely, accurate weekly sales reports.

Further, the Sears Canada License Agreement may be terminated by Sears Canada with "no notice" if, in Sears Canada's or Sears U.S.'s sole discretion, the operations, conduct or business practices of the Company, its employees, or agents are detrimental to Sears Canada's or Sears U.S.'s reputation, goodwill, relationship with the Company's franchisees, Customer, and/or suppliers or if it otherwise adversely affects Sears Canada's or Sears U.S.'s operations, merchandise and/or property.

The Sears U.S. License Agreement may be terminated without cause by Sears U.S. or the Company upon 90 days' written notice. Further, the Sears U.S. License Agreement is subject to termination upon 30 days' written notice, 10 days' written notice, or upon no notice, in the event that the Company shall have breached certain provisions of the Sears U.S. License Agreement. Among others, such "30-day" provisions relate to a failure by the Company to:

         - meet the Minimum Quality Standards (as defined in the Sears U.S. License Agreement); or

         - any mandatory specification, standard or operating procedures as prescribed by Sears U.S.

Among others, such "10-day" provisions relate to a failure by the Company to pay to Sears U.S. any amounts due to it.

Among others, such "no notice" provisions relate to a failure by the Company to secure and maintain appropriate insurance coverage. Further, such "no notice" provisions may be utilized if:

         - the Company makes any unauthorized use, duplication or disclosure of Confidential Information or Customer Information (as those terms are defined in the Sears U.S. License Agreement); or

         - the Company materially misuses or makes an unauthorized use of any trademark.

CANADIAN FRANCHISES

As of the date of this Annual Report, 12 of the Company's 44 Sears Health Food & Fitness Shops in Canada were operated by the Company's franchisees, certain of whom are stockholders (or relatives of stockholders) of the Company. The Company does not have any franchisees of its Sears Health & Nutrition Centers in the United States. The Company's Canadian franchises are granted for five-year renewable terms. No franchises were added in the years ended May 31, 2001, or 2000. The Company charges its Canadian franchisees an initial, non-refundable franchise fee, monthly fees at the rate of three percent of net sales, and a monthly advertising fee of two percent of net sales.

COMPETITION

The Company competes with many other retailers and manufacturers in the vitamins, minerals, supplements, and other health products market, which market is highly competitive. The consumer has many channels available to obtain products comparable to those available at the Company's shops. Competition is based primarily on price, quality and assortment of products, customer service, marketing support, and availability of new products. The Company competes with a variety of independent, publicly and privately owned companies, many of which have broader product lines and larger sales volumes, such as:

         - General Nutrition Companies, Inc. ("GNC"), which sells its products through "General Nutrition Centers," was acquired by Koninklijke (Royal) Numico N.V of the Netherlands, and claims to be the largest specialty retailer of nutritional supplements, with more than 4,000 company and franchised stores in all 50 states and over 20 foreign countries;

         - Vitamin World and Nutrition Warehouse, which is a division of NBTY, Inc. (Nasdaq National Market: NBTY) and claims to operate more than 930 retail vitamin stores in regional malls and as factory outlets (approximately 500 in the United States and 432 in the United Kingdom), of which 139 were opened in the 2000 calendar year;

         - mass merchants such, as Wal-Mart Stores, Inc., Walgreen Co.,and Kmart Corporation. Health, fitness and nutrition products are also available from companies selling direct through catalogs, mail order, the Internet and through independent practitioners.

THE VITAMIN, MINERAL, AND SUPPLEMENT INDUSTRY

The natural products marketplace can be divided into three main submarkets: (1) vitamins, minerals, and supplements, (2) natural foods and beverages, and (3) natural personal care. The Company's stores can be classified as part of the vitamins, minerals, and supplements submarket.

Management believes that the vitamin, mineral and supplement industry experienced a sharp decline in releases of new products in 1999 and 2000 because of an increase in the number of product suppliers and retailers. That increase resulted in excess supply of product and caused established vendors to reduce their margins in order to remain competitive with the new market entrants. Such reduction in margin, or price cutting, resulted in a shortage of capital available for research and development. Management believes that, in order to stay competitive during this period, smaller retailers purchased lower quality products for resale and larger retailers significantly reduced their prices. Further, lower quality products and "price wars" resulted in negative public perceptions of the industry. Concurrently, a significant amount of industry consolidation occurred; e.g., GNC was acquired by Koninklijke (Royal) Numico N.V of the Netherlands and Power Bar Inc. was acquired by by Nestle USA Inc. (a unit of Nestle S.A., based in Switzerland), as larger, better capitalized companies sought both vertical and horizontal integration. Additionally, much of the slowdown in growth in the dietary supplement market might also be attributable to the overall slowdown that commenced within the past year.

Management believes that, as the vitamins, minerals, and supplements industry matures, the following factors (among others) will determine which companies remain profitable:

         - Strong Brands - Brand recognition has been, and is expected to continue to be, an important factor for retail customers. Suppliers and retailers should represent well-recognized and trusted brand names, as a strong brand name permits a manufacturer or a retailer more flexibility to charge a premium price for the products, as distinguished from the pricing pressure in more generic brands or private-labels.

         - Product Innovation - The greatest area for growth in the vitamins, minerals, and supplements industry is in providing an increasing array of high quality products to provide customers with additional choices and alternatives.

         - Merchandising - The ability of retailers to offer their customers a combination of an attractive and informative store environment, with competitive (but not necessarily low) prices and excellent customer service will remain a highly important factor.

         - Economies of Scale - The ability of retailers to enter into long-term, bulk contracts with their suppliers will assist in reducing their unit costs and improving their gross margins.

         - Horizontal/Vertical Integration - Continued integration, both acquisitions by retailers of their suppliers, and providing a "full service destination format" that offers a one-stop shop are expected to continue to reduce per-unit overhead and improve gross revenues and margins.

DISTRIBUTION

All of the products that the Company currently sells in its shops are directly shipped to each location from its suppliers or distributors, as the Company currently does not own or operate any distribution facilities. Management has determined that this "direct shipment" process currently offers the Company an effective distribution network for the timely replenishment of inventory at the shops and the system-wide management of inventory. Further, management believes that the direct shipment process allows the Company to:

         - avoid the increased overhead costs associated with owning or leasing and operating and managing warehouse facilities; and

         - avoid the costs of maintaining a large level of warehouse inventory.

INFORMATION SYSTEMS

The Company's shops utilize Sears' computer and cash register systems. Following the closing of the Claydan Transaction and Share Exchange, the Company implemented a "Great Plains Dynamics" accounting system. In connection with the upgrade of the Company's accounting system and in preparation for a proposed expansion of the number of Sears Health & Nutrition Centers that the Company expects to open and operate, management expects that it will begin a review of various replacement alternatives for the Company's merchandising and inventory replenishment system.

The Company has ordered stand-alone computer terminals for each of its Sears Health & Nutrition Centers. The terminals, which are scheduled for installation in October of 2001, are intended to provide the Company's customers and sales associates with independent information regarding products and solutions for their education and assistance in making more informed decisions on their health and fitness needs.

GOVERNMENT REGULATION

We, like all retailers, are subject to laws governing our relationship with our employees, including minimum wage requirements, overtime, working conditions and citizenship requirements.

The majority of the governmental regulations faced by us relate to the packaging, labeling, advertising, distribution and sale of our products. We are subject to regulation by one or more federal agencies, the most active of which is the federal Food and Drug Administration ("FDA"). Our products are also subject to regulation by the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission, the U. S. Department of Agriculture and the Environmental Protection Agency and by various agencies of the states and localities in which our products are sold. In particular, the FDA, pursuant to the Federal Food, Drug and Cosmetic Act ("FDCA") regulates the packaging, labeling and distribution of dietary supplements, including vitamins, minerals and herbs, and over-the-counter ("OTC") drugs. In addition, the FTC has jurisdiction to regulate advertising of dietary supplements and OTC drugs, while the U.S. Postal Service regulates advertising claims with respect to such products sold by mail order.

The FDCA has been amended several times with respect to dietary supplements, most recently by the Dietary Supplement Health and Education Act of 1994 ("DSHEA") and the Nutrition Labeling and Education Act of 1990 ("NLEA"). The DSHEA created a statutory framework that governs the composition and labeling of dietary supplements. The DSHEA created a new class of "dietary supplements," consisting of vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, extracts or combinations of such dietary ingredients.

With respect to composition of a dietary supplement, generally, under the DSHEA, dietary ingredients that were on the market before October 15, 1994, may be sold without FDA pre-approval and without notifying the FDA. A dietary ingredient not on the market before October 15, 1994, requires proof of use as an article of food without being chemically altered, or evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. The FDA must be supplied with such evidence at least 75 days before the initial use of a new dietary ingredient. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredients that we, or our suppliers, may decide to use, and the FDA's refusal to accept such evidence could result in regulation of such dietary ingredients as food additives requiring FDA pre-approval prior to marketing.

With respect to labeling of a dietary supplement, generally, under the DSHEA, "statements of nutritional support" are permitted without FDA pre-approval. Such statements may describe how particular dietary ingredients affect the structure, function, or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being (but may not state that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease). A company making a statement of nutritional support must possess substantiating evidence for the statement, disclose on the label that the FDA has not reviewed that statement and that the product is not intended for use for a disease, and notify the FDA of the statement within 30 days after its initial use. However, there can be no assurance that the FDA will not determine that a given statement of nutritional support that we, or our suppliers, decide to make is a drug claim rather than an acceptable nutritional support statement. Such a determination would require deletion of the drug claim or our, or our supplier's, submission and the FDA's approval of a new drug application, which would entail costly and time-consuming clinical studies. In addition, the DSHEA allows the dissemination of "third-party literature", publications such as reprints of scientific articles linking particular dietary ingredients with health benefits. Third-party literature may be used in connection with the sale of dietary supplements to consumers at retail or by mail order. Such a publication may be distributed if, among other things, it is not false or misleading, no particular manufacturer or brand of dietary supplement is mentioned, and a balanced view of available scientific information on the subject matter is presented. There can be no assurance, however, that all pieces of third-party literature that may be disseminated in connection with the Company's products will be determined by the FDA to satisfy each of these requirements, and any such failure could subject the product involved to regulation as a new drug. Management will use its best efforts to confirm that the information contained in our data-bases (to be made available to our customers at the computer terminals that we are installing in our shops) satisfies each of these requirements.

The NLEA prohibits the use of any health claim (as distinguished from "statements of nutritional support" permitted by DSHEA) for foods, unless the health claim is supported by significant scientific agreement and is pre-approved by the FDA.

The DSHEA created two new governmental bodies. The Commission on Dietary Supplements was established for two years to provide recommendations for the regulation of supplement labeling and health claims, including procedures for making disease-related claims. The Office of Dietary Supplements, established within the National Institute of Health, is charged with coordinating research on dietary supplements and disease prevention, compiling research results, and advising the Secretary of Health and Human Services on supplement regulation, safety and health claims.

The FDA has broad authority to enforce the provisions of the FDCA applicable to dietary supplements, including the power to seize adulterated or misbranded products or unapproved new drugs, to request their recall from the market, to enjoin their further manufacture or sale, to publicize information about hazardous products, to issue warning letters and to institute criminal proceedings. Although the regulation of dietary supplements is less restrictive than that imposed upon drugs and food additives, there can be no assurance that dietary supplements will continue to be subject to the less restrictive regulations than those imposed upon drugs and food additives, and there can also be no assurance that dietary supplements will continue to be subject to the less restrictive statutory scheme and regulations currently in effect. Further, there can be no assurance that, if more stringent statutes are enacted or regulations are promulgated, the Company will be able to comply with such statutes and regulations without incurring material expenses to do so.

The over-the-counter pharmaceutical products that we distribute are subject to regulation by a number of Federal and State governmental agencies. In particular, the FDA regulates the formulation, manufacture, packaging and labeling of all OTC pharmaceutical products pursuant to a monograph system specifying OTC active drug ingredients that are generally recognized as safe and effective for particular therapeutic conditions. Compliance with applicable FDA monographs is required for the lawful interstate sale of OTC drugs. The FDA has the same above-noted enforcement powers for violations of the FDCA by drug manufacturers as it does for such violations by dietary supplement producers. Although we currently do not manufacture any of the products that we sell, any such action by the FDA in respect of the products that we sell would preclude sales of such products, which could have a material, adverse effect upon our ability to generate sufficient revenues to act on our business plan.

The FTC, which exercises jurisdiction over the advertising of dietary supplements, has in the past several years instituted enforcement actions against several dietary supplement companies for false and misleading advertising of certain products. These enforcement actions have resulted in consent decrees and the payment of fines by the companies involved.

The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. These regulations could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional record-keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company's financial position, results of operations and cash flows.

From time to time in the future, we may be subject to additional laws or regulations administered by the FDA or other Federal, State or local regulatory authorities, the repeal or amendment of laws or regulations that the Company considers favorable, or more interpretations of current laws or regulations in a manner more stringent that currently. We are is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. Such changes could, however:

         - require reformulation of certain of our products to meet new standards;

         - result in a recall or discontinuance of certain of our products if we or our suppliers are not able to reformulate them;

         -        impose additional record-keeping requirements on us;

         - require expanded documentation of the properties of certain of our products; or

         - require expanded or different labeling and scientific substantiation.

Any or all such requirements could have a material adverse effect on the Company's results of operations and financial position.

INSURANCE

The Company maintains policies of product liability, general liability, and casualty insurance in respect of its products, stores, and business operations with policy limits that it deems appropriate.

TRADEMARKS

The Company has applied for trademark registration for "Dedicated to Earning your Trust" in Canada and the United States and has also applied to register the service mark "Cetalon". The Company believes it has all the licenses necessary to conduct its business.

EMPLOYEES

As of May 31, 2001, the Company employed approximately 150 persons, of whom approximately 15 were in executive and administrative capacities, approximately 35 were in store management positions, and 100 were sales associates (51 of whom were employed on a full time-basis). None of our employees is represented by a labor union. We believe our relationship with our employees is good.

BUSINESS RISKS

The business risks below, along with those discussed in the "Competition" and "Government Regulation" sections of this Annual Report on Form 10-KSB, reflect some, but not necessarily all, of the risks and uncertainties that could have a material adverse affect on our ability to operate its businesses successfully. Our actual results could differ materially from our business plan due to some or all of the factors discussed below.

         STORE EXPANSION PLANS, MATURATION OF EXISTING STORES AND DEPENDENCE ON PERFORMANCE OF STORES. Cetalon currently operates stores in most of the major market areas of Canada. The Company's plans for future years include significant growth into the United States. There can be no assurance that new or existing stores will perform in accordance with, or exceed, historical patterns or current management expectations.

         The Company's ability to open additional stores is dependent on adequate sources of capital for leasehold improvements, fixtures and inventory, opening expenses, the training and retention of skilled managers and personnel and other factors, some of which may be beyond the Company's control. Presently, the Company's store expansion plans are expected to be financed by existing cash, cash flow from operations, lease financing, and debt and equity financing. To the extent the Company is unable to obtain adequate financing for new store growth on acceptable terms, or at all, the Company's ability to open new stores will be negatively impacted. As a result, there can be no assurance that the Company will be able to open any new stores.

         The Company's ability to open new stores is also dependent upon Sears' approval. The grant of permission by Sears to the Company for it to open additional Sears Health Food & Fitness Shops and Sears Vitamins and Supplements centers will be a major determinate of the growth rate at which revenues and leveraging of fixed expenses can be achieved.

         Future acquisitions or dispositions of assets by the Company, if any, could result in potentially dilutive issuances of securities, additional debt or contingent liabilities, and amortization expenses related to intangible assets. Each of these factors could materially adversely affect the Company's profitability. The Company's operating results also could be adversely affected if it is unable to successfully integrate any future acquisition into its operations.

         Cetalon routinely evaluates strategic alternatives with respect to each of its stores. In connection with such evaluations, the Company may elect to close stores or to sell or otherwise dispose of selected assets or investments. There can be no assurance that any such future sales or dispositions would be achieved on terms favorable to the Company.

         INTERNATIONAL OPERATIONS. The continuing business operations of the Company have conducted business in the Canadian market since its inception in 1984. The Company opened its first stores in the United States in July of 2001. As and when our operations grow, they will require greater management and financial resources. International operations require the integration of personnel with disparate cultural and business backgrounds and an understanding of the relevant differences in the legal and regulatory environments. Cetalon's results may be increasingly affected by the risks of such activities, including fluctuations in currency exchange rates, changes in international staffing and employment issues, tariff and other trade barriers, the burden of complying with foreign laws, including tax laws, and political and economic instability and developments.

         RELIANCE ON VENDORS AND PRODUCT LINES. Cetalon has two long-term supply commitment agreements with product vendors, and maintains short-term supply commitment agreements with many of its vendors. The Company buys from approximately 60 vendors worldwide, the two largest of which currently account for approximately 40% of total purchases.

         The Company purchases significant amounts of vitamin, mineral, and supplement products from a number of vendors with limited supply capabilities. There can be no assurance that the Company's current vendors will be able to accommodate the Company's contemplated growth. The Company is continually seeking to expand its base of vendors and to identify new vitamin, mineral, and supplement products. An inability of Cetalon's existing vendors to provide products in a timely or cost-effective manner could have a material adverse effect on the Company. While the Company believes its vendor relationships are satisfactory, any vendor could discontinue selling to the Company at any time.

         COMPETITION. The vitamins, minerals, and supplements industry is highly competitive. The Company competes with many other retailer and manufacturers, most of which are larger and have significantly greater resources than Cetalon. The Company also competes with other specialty health shops, direct marketing companies, and e-commerce retailers. There can be no assurance the Company will not face greater competition from these or other retailers in the future.

         QUARTERLY AND SEASONAL FLUCTUATIONS. The timing of new store openings will cause the Company's quarterly results to fluctuate. In addition, the Company's business is subject to some seasonal fluctuation. The Company typically realizes a lesser portion of its net sales and operating profit during the summer months. In addition, because Sears department store locations typically draw customers from a large trade area, sales may be impacted by adverse weather or travel conditions.

         POSSIBLE VOLATILITY OF STOCK PRICE; ABSENCE OF DIVIDENDS. The market price of the Common Stock of the Company may to be subject to significant fluctuations in response to operating results and other factors. In addition, the stock market in recent years has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of the Common Stock.

         The Company has never paid cash dividends on its Common Stock. The Company currently does not anticipate paying cash dividends in the foreseeable future.

         NEED FOR ADDITIONAL FUNDING. The Company has recently needed to negotiate extended terms on a significant portion of its trade payables, notes payable, and related party advances due to cash flow constraints that commenced prior to the Claydan Transaction and Share Exchange and continued thereafter. The Company's inventory levels at the beginning of the 2001 calendar year were significantly reduced over historical levels due to reduced availability of cash to make purchases; subsequent to the Claydan Transaction and Share Exchange, inventory levels were significantly improved. The Company has relied on debt and equity investment infusions of cash to continue operations. If the Company is unable to generate and maintain positive operating cash flows and operating income in the future, or to continue to obtain equity or debt financing from its current sources or those who have committed to provide such financing (as to all of which there can be no assurance), it would require funding from other sources. If financing is required, the Company's inability to raise capital would materially and adversely harm the Company's business and financial condition. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to the Company's stockholders.

         GOING CONCERN OPINION. The Company's financial statements for the years ended May 31, 2001 and 2000 contain an emphasis paragraph regarding "going concern" from the Company's independent accountants. The Company's independent accountants note that the Company's, recurring losses from operations, and shareholders' deficiency raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In response to such concerns, as discussed in Note 1 to the financial statements, management has developed operational and strategic plans to improve the Company's long-term financial condition, and financial sourcing strategies with the goal of providing working capital to the business. To maintain operating cash levels, the Company expects to periodically obtain equity funding, attempting to balance cash needs and the stockholder dilution that is created by the issuance of new shares. Management's operational plans and initiatives include marketing plans, customer programs, and enhanced associate training. In addition, inventory management and expense control policies and programs are being enhanced to maximize the Company's working capital efficiency. Management's financial plans include: (i) utilization of an agreement executed with a group of investors for a $3.0 million equity line of credit, which is anticipated to be drawn down in 12 monthly tranches starting September 2001; (ii) consideration and, if appropriate, action with respect to term sheets received from various equity investors for investment commitments of up to $5.0 million; and (iii) finalization, if appropriate, of negotiations with various financial institutions to establish leasing facilities and bank lines. While the Company's strategic, operational, and financing plans are designed to improve the Company's financial condition and meet its working capital needs, there can be no assurance that the Company will be able to achieve its desired results or that other factors may not cause the Company's financial condition to be further weakened.

ITEM 2. DESCRIPTION OF PROPERTY

The following table summarizes the locations of the Company's owned and franchised stores, all located in Canada, by province, at May 31, 2001:

    OWNED LOCATIONS:                                                  Number of
                                                                        Stores
                                                                        ------
         Alberta                                                            5

         British Columbia                                                   8
         Manitoba                                                           1
         Ontario                                                           13
         Saskatchewan                                                       4
                                                                         ----

         Total owned locations                                             31
                                                                         ====

    LOCATIONS OPERATED BY FRANCHISEES:

         Alberta                                                            4
         British Columbia                                                   2
         Manitoba                                                           2
         Ontario                                                            5
                                                                         ----

         Total locations operated by franchisees                           13
                                                                         ====

The Sears Health Foods & Fitness Shops and the Sears Health & Nutrition Centers range from 350 to 1,700 square feet in size. The Sears License Agreements do not, provide for separate payment of rent to Sears; rather, occupancy fees are included in the license fee that the Company pays to Sears.

The Company maintains its corporate headquarters in Los Angeles, California. The Company subleases this space from the Watley Group, LLC ("Watley"), which sublease expires in December of 2001 and, thereafter, is on a month-to-month basis. The Company also maintains a corporate support office in Burnaby, British Columbia, the lease for which expires in November 2005.

ITEM 3. LEGAL PROCEEDINGS

In August of 2001, the Company was served with a complaint styled, Vistaquest, Inc. v. Cetalon Corp., case no. 028699CV2001, filed in the Civil Court of the City of New York, County of New York. Plaintiff has requested relief in the sum of $15,000, plus interest at the legal rate, the issuance of 50,000 warrants for the purchase of shares of the Company's Common Stock, plus costs of suit. Plaintiff's complaint alleges that the Company failed to pay certain fees and to issue certain warrants in connection with a terminated agreement. Management believes that the allegations are without merit and intends to defend the Company's position vigorously.

On June 27, 2001, Brenda Edwards filed a complaint against the Company styled, Brenda Edwards and 3041356 Nova Scotia Company, Claydan Enterprises Inc., and 1129 Holding Inc., case no. S011652, filed in the Supreme court of British Columbia. Plaintiff has requested relief according to proof at trial. Plaintiff's complaint alleges that the Company wrongfully dismissed plaintiff. Management believes that the allegations are without merit and intends to defend the Company's position vigorously.

From time to time, we may be engaged in litigation in the ordinary course of our business or in respect of which we is insured or the cumulative effect of which litigation our management does not believe may reasonably be expected to be materially adverse. With respect to existing claims or litigation, our management doe not believe that they will have a material adverse effect on our consolidated financial condition, results of operations, or future cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended May 31, 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock and Dividend Policy. The Company's Common Stock is traded on the OTC Bulletin Board under the symbol CETA. Prior to March 16, 2001, there was no organized trading market for the Company's Common Stock. The following table indicates quarterly high and low price per share of the Common Stock. These prices represent quotations among dealers without adjustments for retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                  FISCAL YEAR ENDED
                  MAY 31, 2001                               HIGH        LOW
                  ------------                               ----        ---
                  Fourth Quarter ended May 31, 2001         $ 4.12      $ 3.00

The closing price of the Company's Common Stock as of September 28, 2001, was $1.50. At September 28, 2001, the Company had approximately 50 stockholders of record of its Common Stock.

The Company did not declare or pay any dividends during either of its fiscal years ended May 31, 2001, or 2000. Payment of dividends, if any, on the Common Stock, is dependent upon the amounts of future after-tax earnings, if any, of the Company and is subject to the discretion of its Board of Directors. The Board of Directors is not legally obligated to declare dividends, even if the Company is profitable. To date, the Company has not declared or paid any dividends. The Company intends to employ all available funds to finance the growth of its business and, accordingly, does not intend to declare or pay any dividends in the foreseeable future.

Equity Securities of the Company Sold by the Company during the Fiscal Year Ended May 31, 2001.

On March 12, 2001, we sold and issued 4,680,405 shares of our common stock to nine entities in connection with the Share Exchange. Exemptions from registration for the transaction are claimed under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and under Regulation S as promulgated by the Securities and Exchange Commission.

On March 27, 2001, we sold and issued 15,000 shares of our common stock to one person in exchange for certain services rendered to the Company valued at $45,000. Exemption from registration for the transaction is claimed under
Section 4(2) of the Securities Act.

On April 27, and May 7, 2001, we sold and issued 166,666 shares of our common stock to five entities in exchange for gross offering proceeds of $500,000. Exemptions from registration for the transaction are claimed under
Section 4(2) of the Securities Act and under Regulation S as promulgated by the Securities and Exchange Commission.

On May 8, 2001, we sold and issued 458,997 shares of our common stock to a vendor, whose chief executive officer serves as one of our directors, for gross offering proceeds of $1,500,000. In addition, on such date, we also granted a warrant to a vendor, whose chief executive officer serves as one of our directors, in connection with an equity transaction and a manufacturing agreement, a warrant for the purchase of up to 458,997 shares of our common stock. Exemption from registration is claimed under Section 4(2) of the Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could materially differ from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled Stores, Distribution, Information Systems, Competition, Government Regulation, and Business Risks included in this Form 10-KSB for the year ended May 31, 2001.


OVERVIEW

Cetalon Corporation, formerly Sportsman's Wholesale Co., and its subsidiaries are engaged in retailing nutritional and personal care products through licensed retail departments in Sears Canada and Sears U.S. department stores. The Company operates its "store within a store" locations under the name "Sears Health Food & Fitness Shops" in Canada and under the name "Sears Health & Nutrition Centers" in the United States. As of the date of this Annual Report, the Company operates 44 Sears Health Food & Fitness Shops in Canada (including 12 locations through franchisees) and ten Sears Health & Nutrition Centers in the United States (all in California).

During the fiscal year ended May 31, 2001, the Company opened two new owned retail stores, including one replacement store, and closed two stores in Canada. No franchises were added in the years ended May 31, 2001, or 2000.

CLAYDAN TRANSACTION AND SHARE EXCHANGE


In early 2001, the Company and its subsidiaries entered into a series of transactions that altered the ultimate ownership of the operating assets of the business and created the new consolidated entity that exists as of May 31, 2001.

On February 6, 2001, 1129 Holding and Cetalon Canada entered into an Asset Purchase Agreement to acquire substantially all of Claydan's assets and assume substantially all of its recorded liabilities (the "Claydan Transaction"). To effect the Claydan Transaction 362,561 shares of 1129 Holding's stock was exchanged for the net assets of Claydan. Upon the closing of the Claydan Transaction, the acquired assets and business operations of Claydan constituted virtually the entire operating assets of Cetalon Canada and 1129 Holding. Therefore, the Claydan Transaction was accounted for as a recapitalization of Claydan with the assets acquired and liabilities assumed recorded at their existing basis of accounting. Cetalon Canada and 1129 Holding also adopted the May 31 fiscal year-end of Claydan.

Effective March 12, 2001, approximately one month following the closing of the Claydan Transaction, the Company, then an enterprise with limited operations, whose common stock was eligible to be quoted on the OTC Bulletin Board, entered into an Agreement and Plan of Share Exchange with the stockholders of 1129 Holding (the "Share Exchange"). As a result of the Share Exchange, 1129 Holding became a wholly-owned subsidiary of the Company and, in conjunction with other share and business transactions that occurred in or about the same time frame, more than 50% voting control of the Company changed in favor of 1129 Holding's stockholders and operational control of the Company changed in favor of 1129 Holding's management. Pursuant to the terms of the Share Exchange, the Company issued 2,064,802 shares of its $.0001 par value common stock to the stockholders of 1129 Holding for an equal number of shares of common stock of 1129 Holding, which shares represented all of the outstanding shares of capital stock of 1129 Holding.

Included in such other share transactions was the return by David N. Nemelka of 23,950,000 shares of the Company's common stock to its treasury for cancellation in consideration of the payment by the Company of the sum of $100,000. The majority shareholder was the Company's sole executive officer and director immediately prior to the closing of the Share Exchange. As of such time, the shares returned by him constituted approximately 90% of the Company's then-issued and outstanding shares.

Also included in such other business transactions, the sole remaining executive officer and director of the Company resigned in favor of the officers and directors of 1129 Holding and the Company disposed of all of the capital stock of its wholly-owned subsidiary, Cap's Wholesale Sporting Goods, Inc. ("Caps"). The assets and business operations of Caps were insignificant prior to and as of the date of the transactions.

Shortly before the closing of the Share Exchange, 1st Zamora Corporation, a Nevada corporation ("1st Zamora"), sold 2,393,280 shares of the Company's common stock, which were then owned by 1st Zamora, to various third-party investors. 1st Zamora had acquired such shares on December 29, 2000, from Fred Hall, the Company's former chief executive officer. Included in such share sales were 455,180 shares of the Company's common stock that were purchased by certain stockholders of 1129 Holding.

As a result of the Share Exchange and the other share and business transactions, the Company's acquisition of 1129 Holding was accounted for as a "Reverse Acquisition" because the stockholders of 1129 Holding, as the legal acquiree, obtained more than 50% voting control of the Company, the legal acquirer. Accordingly, for accounting purposes, 1129 Holding was treated as the continuing reporting entity and "Accounting Acquiror" that acquired the Company, which accounting treatment resulted in the Company adopting the May 31 fiscal year-end of 1129 Holding.

As a result of these business transactions, the Company, through its wholly-owned subsidiaries, continued substantially the same business operations in which Claydan had been engaged.

RESULTS OF OPERATIONS

The following table presents the percent to sales of certain items included in the Company's consolidated statements of operations, unless otherwise indicated:

                                                            FISCAL YEAR ENDED
                                                            -----------------
                                                          MAY 31,       MAY 31,
                                                           2001          2000
                                                           ----          ----
STATEMENT OF OPERATIONS DATA:
Sales                                                     100.0%        100.0%
Cost of sales                                              60.8          60.1
                                                          -----         -----

Gross profit                                               39.2          39.9
Selling, general, and administrative expenses             102.1          50.5
                                                          -----         -----

Loss before other income (expense) and income taxes       (62.9)        (10.6)
Franchise fees                                              2.1           1.4
Other income (expense)                                     (7.1)          1.2
Interest expense                                           (2.0)         (0.6)
                                                          -----         -----

Net loss                                                  (69.9)%        (8.6)%
                                                          =====         =====

FISCAL YEAR ENDED MAY 31, 2001 COMPARED TO FISCAL YEAR ENDED MAY 31, 2000

Sales were approximately $3.9 million for the fiscal year ended May 31, 2001, compared to approximately $6.7 million for the fiscal year ended May 31, 2000. During the fiscal year ended May 31, 2001, the Company opened one new owned store, and closed one owned store in Canada. The Company had 31 owned stores in operation at May 31, 2001, which was the same number of owned stores that were open at May 31, 2000. The significant decrease in net sales was mainly caused by reduced inventory levels at the stores due to the Company's cash flow constraints.

Gross profit, defined as net sales less cost of sales, decreased as a percentage of net sales to 39.2% for the fiscal year ended May 31, 2001 from 39.9% for the same period in the prior year. The decrease in gross profit in fiscal 2000 as a percentage of net sales was mainly the result of the selling certain overstocked products at reduced prices.

Selling, general and administrative expenses increased as a percentage of net sales to 102.1% for the fiscal year ended May 31, 2001, from 50.5% for the fiscal year ended May 31, 2000. This increase resulted from the start-up of corporate operations in the United States during the fiscal year ended May 31, 2001, and the impact of fixed operating costs, such as payroll, with the significant decrease in net sales. Total selling, general and administrative expenses for the Canadian operation (excluding the U.S. costs) were approximately $3.2 million for the fiscal year ended May 31, 2001, compared to approximately $3.4 million for the fiscal year ended May 31, 2000.

The Company's loss before income taxes increased $2.1 million to $2.7 million for the fiscal year ended May 31, 2001, from $0.6 million for the fiscal year ended May 31, 2000. This increase was the result of the significant decrease in net sales, lower gross profit as a percentage of sales, and increased selling, general and administrative expenses described above.

Franchise fees and other income, in aggregate, decreased from $174,000 for the fiscal year ended May 31, 2000 to a negative $(194,000) for the fiscal year ended May 31, 2001. Other income (expense) included a one-time $200,000 expense incurred by the Company in connection with the payment of certain consulting fees to Mr. Nemelka resulting from the closing of the Share Exchange transaction and a $179,000 expense in connection with the grant by the Company of a common stock purchase warrant in favor of Nature's Sunshine in connection with the parties' manufacturing agreement. The Company recorded approximately $52,000 as other income as a result of certain creditors accepting settlement agreements, which were less than the balance owed to the creditors. Interest expense increased to $76,000 for the fiscal year ended May 31, 2001 from $39,000 for the fiscal year ended May 31, 2000 due to increased amounts outstanding during the year on the Company's notes payable, advances from related parties, and amounts that were paid to creditors in excess of their original balances in connection with certain creditor settlement agreements.

Net income tax benefits were not recognized during the fiscal years ended May 31, 2001 or 2000 due to the valuation allowance established by the Company.

As a result of the above, the Company reported a net loss of approximately $2.7 million for the fiscal year ended May 31, 2001 compared to a net loss of approximately $0.6 million for the fiscal year ended May 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations and expansion program to date principally through cash flow from operations, debt issuances, advances from related parties, and equity infusions. Additional sources of financing have included vendor terms on inventory purchases.

Cash used in operations was $1,322,879 for the fiscal year ended May 31, 2001, compared to cash provided by operations of $195,338 for the prior year. During the period from January 2001 through April 2001, the Company entered into Settlement Agreements totaling approximately $1,700,000 with its major creditors, including its trade vendors, notes payable holders, and related parties. The Settlement Agreements offered the creditors the following options for repayment of the outstanding balance: (i) 40% over 12 months, (ii) 60% over 24 months, (iii) 75% over 36 months, or (iv) 120% over 48 months. The Company's creditors primarily selected either 40% over 12 months or 120% over 48 months.

Inventory balances were $639,378 at May 31, 2001. Average Canadian store inventory was $20,625 per store at May 31, 2001. At May 31, 2001, total assets were $2,670,580, of which $2,061,307 were current assets. Cash was $1,072,368.

The Company has used cash in investing activities since inception to purchase leaseholds, fixtures and equipment for new stores. Net cash used in investing activities was $200,829 for the fiscal year ended May 31, 2001, as compared to $62,490 for the prior year.

Net cash provided by or used in financing activities consist primarily of repayments on the Company's settlement agreement liabilities and proceeds from equity infusions.

The Company's primary long-term capital requirements consist of opening new stores, costs related to closing and/or acquisition of franchise operations, and investments in capital improvements/working capital.

All of the Company's stores are located within Sears' department stores. The Company pays Sears a commission based on net sales as part of the Sears License Agreements. The Company expects to open, contingent upon the approval of Sears, a significant number of new stores during the next few years. These locations generally require capital expenditures of $30,000 for fixtures and equipment and leasehold improvements. Additionally, store openings require cash of approximately $20,000 for inventory, before accounts payable financing.

The Company earlier this year negotiated extended terms on a significant portion of its trade payables, notes payable, and related party advances due to cash flow constraints. The Company has had inventory levels reduced in its stores due to reduced availability of cash to make purchases but has significantly increased these levels by the end of the year. The Company has relied on equity investment infusions of cash to continue operations. If the Company is unable to generate and maintain positive operating cash flows and operating income in the future, or continue to obtain equity financing, it would likely require funding from other sources. If needed, the Company's inability to raise capital would materially and adversely harm the Company's business and financial condition. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to the Company's stockholders.

SEASONALITY AND INFLATION

The Company's business is subject to some seasonal fluctuations and it typically realizes lesser sales volume and operating profits during the summer months. In addition, because Sears department stores typically draw customers from a large trade area, sales may be impacted by adverse weather or travel conditions.

The Company's results of operations and financial position are presented based upon historical cost. Although the Company cannot accurately anticipate the effect of inflation on its operations, it does not believe inflation is likely to have a material adverse effect on its net sales or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for the Company beginning June 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The adoption of SFAS No. 133 did not have a material impact on the Company's financial statements.

SFAS No. 141, "Business Combinations," is effective July 1, 2001, and establishes accounting and reporting standards to reflect only the purchase method of accounting for business combinations. The adoption of SFAS No. 141 will not have a material impact on the Company's financial statements.

SFAS No. 142, "Goodwill and Other Intangible Assets," is effective December 15, 2001, and establishes accounting and reporting standards for goodwill and other intangible assets. The adoption of SFAS No. 142 will not have a material impact on the Company's financial statements.

ITEM 7. FINANCIAL STATEMENTS

                      CETALON CORPORATION AND SUBSIDIARIES

CETALON CORPORATION
AND SUBSIDIARIES

Consolidated Financial Statements for the
Years Ended May 31, 2001 and 2000 and
Independent Auditors' Report

CETALON CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS


                                                                            PAGE
INDEPENDENT AUDITORS' REPORT                                                  26


CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheet                                                 27

   Consolidated Statements of Operations and Comprehensive Loss               28

   Consolidated Statements of Shareholders' Deficiency                        29

   Consolidated Statements of Cash Flows                                   30-31

   Consolidated Notes to Consolidated Financial Statements                 32-40

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Cetalon Corporation:

We have audited the accompanying consolidated balance sheet of Cetalon Corporation and subsidiaries (the "Company") as of May 31, 2001, and the related consolidated statements of operations and comprehensive loss, shareholders' deficiency, and cash flows for the years ended May 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cetalon Corporation and subsidiaries as of May 31, 2001, and the results of their operations and their cash flows for the years ended May 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations, and shareholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




August 31, 2001

CETALON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
MAY 31, 2001


ASSETS

CURRENT ASSETS:
  Cash                                                                               $ 1,072,368
  Accounts receivable                                                                    234,563
  Inventory (Note 6)                                                                     639,378
  Prepaid expenses and other current assets (Note 6)                                     114,998
                                                                                     -----------

           Total current assets                                                        2,061,307

PROPERTY AND EQUIPMENT, Net (Notes 4 and 8)                                              609,273
                                                                                     -----------

TOTAL                                                                                $ 2,670,580
                                                                                     ===========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable                                                                   $   698,165
  Due to franchisees (Notes 5 and 6)                                                     274,083
  Current portion of settlement agreement liabilities (Notes 5 and 6)                    627,063
  Accrued liabilities                                                                    399,401
                                                                                     -----------

           Total current liabilities                                                   1,998,712

SETTLEMENT AGREEMENT LIABILITIES (Notes 5 and 6)                                       1,477,079
                                                                                     -----------

           Total liabilities                                                           3,475,791
                                                                                     -----------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' DEFICIENCY (Notes 1 and 3):
  Preferred stock, $.0001 par value; 50,000,000 authorized; none outstanding
  Common stock, $.0001 par value; 50,000,000 authorized; 5,273,898 outstanding               527
  Additional paid-in capital (Notes 6, 7, and 8)                                       3,082,271
  Treasury stock (Note 3)                                                               (100,000)
  Accumulated deficit                                                                 (3,861,964)
  Accumulated other comprehensive income (Note 2)                                         73,955
                                                                                     -----------

           Total shareholders' deficiency                                               (805,211)
                                                                                     -----------

TOTAL                                                                                $ 2,670,580
                                                                                     ===========


See accompanying notes to consolidated financial statements.

CETALON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED MAY 31, 2001 AND 2000


                                                            2001               2000
SALES                                                   $ 3,864,949        $ 6,693,123

COST OF SALES (Note 6)                                    2,349,210          4,020,317
                                                        -----------        -----------

GROSS PROFIT                                              1,515,739          2,672,806

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
  (Notes 6, 7, and 8)                                     3,945,064          3,382,607
                                                        -----------        -----------

LOSS BEFORE OTHER INCOME (EXPENSE) AND INCOME
  TAXES                                                  (2,429,325)          (709,801)
                                                        -----------        -----------

OTHER INCOME (EXPENSE):
  Franchise fees (Note 6)                                    78,847             92,235
  Other (expense) income, net (Notes 5, 6, and 8)          (273,526)            81,583
  Interest expense (Note 5)                                 (76,460)           (39,395)
                                                        -----------        -----------

           Total other (expense) income, net               (271,139)           134,423
                                                        -----------        -----------

LOSS BEFORE INCOME TAXES                                 (2,700,464)          (575,378)

INCOME TAXES (Note 9)                                         1,600                 --
                                                        -----------        -----------

NET LOSS (Note 1)                                        (2,702,064)          (575,378)

OTHER COMPREHENSIVE INCOME (Note 2) -
  Foreign currency translation                               59,562             19,007
                                                        -----------        -----------

COMPREHENSIVE LOSS                                      $(2,642,502)       $  (556,371)
                                                        ===========        ===========

BASIC AND DILUTED LOSS PER SHARE (Note 2)               $     (1.65)       $     (2.30)
                                                        ===========        ===========


WEIGHTED-AVERAGE NUMBER OF SHARES USED IN
  COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE         1,641,724            250,472
                                                        ===========        ===========


See accompanying notes to consolidated financial statements.

CETALON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
YEARS ENDED MAY 31, 2001 AND 2000



                                                    COMMON STOCK            ADDITIONAL
                                            ---------------------------       PAID-IN         TREASURY       ACCUMULATED
                                               SHARES          AMOUNT         CAPITAL          STOCK           DEFICIT
BALANCE, JUNE 1, 1999                                16     $        --     $         4     $        --      $  (584,522)

  Debt for equity exchange                      375,684              37          93,490              --               --

  Net loss                                           --              --              --              --         (575,378)

  Foreign currency translation                       --              --              --              --               --
                                            -----------     -----------     -----------     -----------      -----------

BALANCE, MAY 31, 2000                           375,700              37          93,494              --       (1,159,900)

  Adjustments resulting from
    recapitalization of Claydan
    Enterprises, Inc.                         1,689,192             169         899,109              --               --

  Adjustments resulting from reverse
    acquisition                               2,568,343             257          30,652        (100,000)              --

  Net loss                                           --              --              --              --       (2,702,064)

  Issuance of common stock                      625,663              63       1,799,937              --               --

  Issuance of common stock for services          15,000               1          44,999              --               --

  Issuance of stock warrants                         --              --         193,080              --               --

  Issuance of stock options                          --              --          21,000              --               --

  Foreign currency translation                       --              --              --              --               --
                                            -----------     -----------     -----------     -----------      -----------

BALANCE, MAY 31, 2001                         5,273,898     $       527     $ 3,082,271     $  (100,000)     $(3,861,964)
                                            ===========     ===========     ===========     ===========      ===========

                                                 OTHER
                                             COMPREHENSIVE
                                             (LOSS) INCOME        TOTAL
BALANCE, JUNE 1, 1999                         $    (4,614)     $  (589,132)

  Debt for equity exchange                             --           93,527

  Net loss                                             --         (575,378)

  Foreign currency translation                     19,007           19,007
                                              -----------      -----------

BALANCE, MAY 31, 2000                              14,393       (1,051,976)

  Adjustments resulting from
    recapitalization of Claydan
    Enterprises, Inc.                                  --          899,278

  Adjustments resulting from reverse
    acquisition                                        --          (69,091)

  Net loss                                                      (2,702,064)

  Issuance of common stock                             --        1,800,000

  Issuance of common stock for services                --           45,000

  Issuance of stock warrants                           --          193,080

  Issuance of stock options                            --           21,000

  Foreign currency translation                     59,562           59,562
                                              -----------      -----------

BALANCE, MAY 31, 2001                         $    73,955      $  (805,211)
                                              ===========      ===========

See accompanying notes to consolidated financial statements.

CETALON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 31, 2001 AND 2000


                                                                              2001             2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $(2,702,064)     $  (575,378)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Depreciation and amortization                                             170,203           83,442
    Gain on settlement agreement liabilities                                  (51,912)              --
    Issuance of common stock for services                                      45,000               --
    Issuance of stock options and warrants                                    214,000               --
    Changes in operating assets and liabilities:
      Accounts receivable                                                     (55,582)          10,623
      Inventory                                                               184,485          129,077
      Prepaid expenses and other current assets                               (88,960)          (4,877)
      Accounts payable                                                        559,126          512,659
      Due to franchisees                                                      156,535           62,021
      Accrued liabilities                                                     246,290          (22,229)
                                                                          -----------      -----------

           Net cash (used in) provided by operating activities             (1,322,879)         195,338
                                                                          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchase of property and equipment                                         (200,829)         (62,490)
                                                                          -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock and stock warrants             2,699,358               --
  Net equity adjustments resulting from reverse acquisition                    30,652               --
  Purchase of common stock for treasury                                      (100,000)              --
  Payment on settlement agreement liabilities                                (185,624)              --
  Net proceeds from related party loans and advances                          123,100           70,725
  Net proceeds from notes payable                                                  --            8,810
                                                                          -----------      -----------

           Net cash provided by financing activities                        2,567,486           79,535
                                                                          -----------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        14,396             (246)
                                                                          -----------      -----------

INCREASE IN CASH                                                            1,058,174          212,137

CASH, BEGINNING OF YEAR                                                        14,194         (197,943)
                                                                          -----------      -----------

CASH, END OF YEAR                                                         $ 1,072,368      $    14,194
                                                                          ===========      ===========

See accompanying notes to consolidated financial statements.

                                                                     (Continued)

CETALON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 31, 2001 AND 2000


                                                               2001        2000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid during the year for -
    Interest                                                 $67,202     $16,535

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

  During the year ended May 31, 2000, the Company's shareholders exchanged advances of $93,527 to the Company for 140,000 shares (375,684 shares adjusted for the Claydan recapitalization and reverse acquisition) of common stock.

  During the year ended May 31, 2001, the Company acquired certain property and equipment. The related invoices, which had not been paid at May 31, 2001, totaled approximately $226,000 and are included in accounts payable in the accompanying consolidated balance sheet.

  As described in Note 5, during the year ended May 31, 2001, the Company entered into settlement agreements with most of its major creditors. As a result of entering into these agreements, a total of approximately $1,700,000 was reclassified from accounts payable, due to franchisees, related party loans and advances, and notes payable to settlement agreement liabilities.


See accompanying notes to consolidated financial statements.

                                                                     (Concluded)

CETALON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2001 AND 2000


1.    PLANS REGARDING GOING CONCERN

      The Company and its management recognize the Company's financial weaknesses and cash flow concerns, which are characterized by recurring losses and shareholders' deficiency. The Company has developed operational and strategic plans to improve the Company's long-term financial condition, and financial sourcing strategies with the goal of providing working capital to the business. The Company has signed an agreement with a group of investors for a $3.0 million equity line of credit, which is anticipated to be drawn down in 12 monthly tranches starting in September 2001. The Company has also received term sheets from various equity investors for investment commitments of up to $5.0 million, which are currently under consideration by the Company. The Company is also under negotiation with various financial institutions to establish leasing facilities and bank lines, which it anticipates will be available to the Company by the end of the fiscal year. In addition to a strategic growth plan, the Company has developed operational initiatives, including marketing plans, customer programs, and enhanced associate training. To maintain operating cash levels, the Company expects to periodically obtain equity funding, attempting to balance cash needs and the shareholder dilution that is created by the issuance of new shares. In addition, inventory management and expense control policies and programs are being enhanced to maximize the Company's working capital efficiency. While the Company's strategic, operational, and financing plans are designed to improve the Company's financial condition and meet its working capital needs, there can be no assurance that the Company will be able to achieve its desired results or that other factors may not cause the Company's financial condition to be further weakened.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS - Cetalon Corporation and subsidiaries (the "Company" or "Cetalon") operates health food and fitness retail stores pursuant to licensing agreements with Sears Canada, Inc. and Sears Roebuck & Co. (collectively, "Sears") through corporate-owned and franchised locations within Sears stores throughout Canada. The Company began operations in the United States in July 2001 when 10 owned locations opened in California. The Company operates under the name of Sears Health Food and Fitness Shops in Canada and Sears Health Food and Nutrition Centers in the United States.

      1129 Holding Inc., a Delaware corporation ("1129 Holding"), is a first-tier wholly owned subsidiary of the Company. Cetalon Company of Canada ("Cetalon Canada") is a second-tier wholly owned subsidiary of the Company, which owns the operating assets of the stores in Canada (see Note 3 - "Claydan Transaction and Share Exchange").

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

      REVENUE RECOGNITION - Revenue is recognized at the point of sale to customers. The Company's licensing agreement with Sears provides for sales to be processed through Sears' point-of-sales systems, with the net proceeds from those sales remitted by Sears to the Company.

      FRANCHISE FEES - Initial, non-refundable franchise fees for new franchises are recognized as revenue when all material obligations have been performed and conditions satisfied, typically when franchisee operations commence. Franchises are granted in five-year renewable terms. No franchises were added in 2001 or 2000. Franchise royalties are charged to franchisees at three percent of net sales and are recorded as income on a monthly basis. Additionally, franchisees pay the Company two percent of net sales as a fee for advertising.

      INVENTORY - Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

      ADVERTISING COSTS - Advertising costs are expensed as incurred. The Company receives reimbursements from its franchisees and certain of its suppliers for a portion of its advertising expenditures, which are recorded as a reduction to advertising expense. Advertising expense, net of reimbursements, was approximately $277,000 and $177,000 for the years ended May 31, 2001 and 2000, respectively.

      PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the term of the lease.

      CONCENTRATION OF CREDIT RISK - Financial instruments that subject the Company to credit risk consist primarily of cash and accounts receivable. The Company, at times, maintains cash balances at certain financial institutions in excess of federally insured deposit limits. Substantially all of the Company's accounts receivable are due from Sears.

      IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews the recoverability of intangible assets and other long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company's policy is to record an impairment loss for the difference between the carrying value and estimated fair value of the assets.

      ACCOUNTING FOR STOCK-BASED COMPENSATION - Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires companies to estimate stock-based compensation expense based on the fair value method of accounting. However, the statement permits the use of intrinsic value method described in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock issued to Employees," if pro forma disclosures of fair value amounts are provided. The Company has elected the alternative of using APB Opinion No. 25.

      LOSS PER SHARE - Basic and diluted loss per share are computed on a basis of the weighted-average number of common shares outstanding during the periods presented. The effects of stock options and stock warrants are antidilutive.

      INCOME TAXES - Deferred income taxes are provided for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. Deferred income taxes represent amounts that will be paid or received in future periods based on enacted tax rates in effect when the temporary differences are expected to reverse. The Company records a valuation allowance for deferred income tax assets when, based on management's best estimates of taxable income in the foreseeable future, it is more likely than not that some portion of the deferred income tax asset may not be realized.

      FOREIGN CURRENCY TRANSLATION - Assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the balance sheet date, and income and expenses are translated into U.S. dollars at the average exchange rate prevailing during the year. The cumulative effect of translating the financial statements is included in the accompanying consolidated financial statements as a separate component of shareholders' deficiency entitled "accumulated other comprehensive income."

      RECENT ACCOUNTING CHANGES - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for the Company beginning June 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

      SFAS No. 141, "Business Combinations," is effective July 1, 2001 and establishes accounting and reporting standards to reflect only the purchase method of accounting for business combinations. The adoption of SFAS No. 141 will not have a material impact on the Company's financial statements.

      SFAS No. 142, "Goodwill and Other Intangible Assets," is effective December 15, 2001 and establishes accounting and reporting standards for goodwill and other intangible assets. The adoption of SFAS No. 142 will not have a material impact on the Company's financial statements.

      USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.    CLAYDAN TRANSACTION AND SHARE EXCHANGE

      The operations of the retail shops in Canada began in 1984 and were owned by Claydan Enterprises, Inc. ("Claydan"), a privately held British Columbia corporation. Cetalon Corporation became the ultimate owner of the assets and operations of Claydan in March 2001 through a series of business transactions among Cetalon, 1129 Holding, Cetalon Canada, and Claydan. Prior to the completion of these transactions, the Company, 1129 Holdings, and Cetalon Canada all had limited, if any, operational activities or assets.

      On February 6, 2001, 1129 Holding and Cetalon Canada entered into an Asset Purchase Agreement to acquire substantially all of Claydan's assets and assume substantially all of its recorded liabilities (the "Claydan Transaction"). To effect the Claydan Transaction, 362,561 shares of 1129 Holding's stock was exchanged for the net assets of Claydan. Upon the closing of the Claydan Transaction, the acquired assets and business operations of Claydan constituted virtually all the operating assets of Cetalon Canada and 1129 Holding. Therefore, the Claydan Transaction was accounted for as a recapitalization of Claydan, with the assets acquired and liabilities assumed recorded at their existing basis of accounting. Cetalon Canada and 1129 Holding also adopted the May 31 fiscal year-end of Claydan.

      Effective March 12, 2001, approximately one month following the closing of the Claydan Transaction, the Company, then an enterprise with limited operations, whose common stock was quoted on the OTC Bulletin Board, entered into an Agreement and Plan of Share Exchange with the stockholders of 1129 Holding (the "Share Exchange"). As a result of the Share Exchange, 1129 Holding became a wholly owned subsidiary of the Company, and in conjunction with other share and business transactions that occurred in or about the same time frame, more than 50 percent voting control of the Company changed in favor of 1129 Holding's stockholders and operational control of the Company changed in favor of 1129 Holding's management. Pursuant to the terms of the Share Exchange, the Company issued 2,064,802 shares of its common stock, $.0001 par value per share, to the stockholders of 1129 Holding for an equal number of shares of common stock of 1129 Holding, which shares represented all of the outstanding shares of capital stock of 1129 Holding.

      Included in such other share transactions was the return by the majority shareholder of 23,950,000 shares of the Company's common stock to its treasury for cancellation in consideration of the payment by the Company of the sum of $100,000. The majority shareholder was the Company's sole executive officer and director immediately prior to the closing of the Share Exchange. As of such time, the shares returned by him constituted approximately 90 percent of the Company's then-issued and outstanding shares. The Company also paid $200,000 to the majority shareholder's consulting firm as a transaction fee in connection with the Share Exchange, which is included in other expense.

      Also included in such other business transactions, the sole remaining executive officer and director of the Company resigned in favor of the officers and directors of 1129 Holding, and the Company disposed of all of the capital stock of its wholly owned subsidiary, Cap's Wholesale Sporting Goods, Inc. ("Caps"). The assets and business operations of Caps were insignificant prior to and as of the date of the transactions.

      Shortly before the closing of the Share Exchange, 1st Zamora Corporation ("1st Zamora"), a Nevada corporation, sold 2,393,280 shares of the Company's common stock, which were then owned by 1st Zamora, to various third-party investors. 1st Zamora had acquired such shares on December 29, 2000 from the Company's former chief executive officer. Included in such share sales were 455,180 shares of the Company's common stock, which were purchased by certain stockholders of 1129 Holding.

      As a result of the Share Exchange and the other share and business transactions, the Company's acquisition of 1129 Holding was accounted for as a "Reverse Acquisition" because the stockholders of 1129 Holding, as the legal acquiree, obtained more than 50 percent voting control of the Company, the legal acquirer. Accordingly, for accounting purposes, 1129 Holding was treated as the continuing reporting entity and "Accounting Acquirer" that acquired the Company, which accounting treatment resulted in the Company's adopting the May 31 fiscal year-end of 1129 Holding. Under a reverse acquisition, the equity section of the combined companies' balance sheet reflects the par or stated value of the legal acquirer's outstanding equity securities and the retained earnings or accumulated deficit of the accounting acquirer. Any remaining amount of equity has been charged or credited to paid-in capital. The numbers of shares outstanding and used in the calculation of weighted-average shares outstanding for earnings per share purposes have been retroactively restated for the period presented to reflect the additional shares issued in connection with the recapitalization of Claydan and the Share Exchange.

      As a result of these business transactions, the Company, through its wholly owned subsidiaries, continued substantially the same business operations in which Claydan had been engaged. These financial statements and the accompanying notes to consolidated financial statements present Cetalon Corporation and Claydan as the continuation of the same business.

4.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at May 31, 2001:

            Automobile                                         $   37,623
            Computer equipment and software                       143,217
            Leasehold improvements                                 10,743
            Store and office equipment                          1,051,773
                                                               ----------

                                                                1,243,356
            Less accumulated depreciation and amortization        634,083
                                                               ----------

                                                               $  609,273
                                                               ==========


5.    CREDITOR SETTLEMENT AGREEMENTS

      During the period from January 2001 through April 2001, the Company entered into Settlement Agreements totaling approximately $1,700,000 with its major creditors, including its trade vendors, notes payable holders, and related parties. The Settlement Agreements offered the creditors the following options for repayment of the outstanding balance: 40 percent over 12 months, 60 percent over 24 months, 75 percent over 36 months, or 120 percent over 48 months. The Company's creditors primarily selected either 40 percent over 12 months or 120 percent over 48 months. The Company recorded approximately $52,000 as other income as a result of certain creditors accepting settlement agreements, which was less than the balance owed to the creditor. Other creditors accepted extended repayment terms, which have been classified as current and long term according to the terms of repayment. The amount that will ultimately be paid to the creditors in excess of the original balances owed will be recorded as interest expense over the term of repayment. A summary of future minimum principal payments at May 31, 2001 is as follows:

            2002                                          $  791,277
            2003                                             596,323
            2004                                             596,323
            2005                                             496,937
                                                          ----------

                                                           2,480,860
            Amount representing interest                     376,718
                                                          ----------

                                                           2,104,142
            Current portion                                  627,063
                                                          ----------

                                                          $1,477,079
                                                          ==========


6.    RELATED PARTY TRANSACTIONS

      The Company's shareholders or their relatives own certain franchises. As of May 31, 2001, approximately $58,000 is payable to related franchisees and is included in due to franchisees in the accompanying consolidated balance sheet.

      Combined franchise fees and advertising fees were paid by related franchisees in the amounts of approximately $63,000 and $82,000 for the years ended May 31, 2001 and 2000, respectively.

      The Company purchases certain inventory from a corporation owned by a shareholder. For the years ended May 31, 2001 and 2000, the Company purchased approximately $125,000 and $379,000, respectively, from the related corporation. During the years ended May 31, 2001 and 2000, the Company wrote off receivables from the corporation in the amounts of $86,622 and $230,221, respectively, as bad debts.

      The Company received management fees from franchises owned by related parties and the supplier owned by a shareholder of the Company in the amounts of $55,000 and $82,000, respectively, for the years ended May 31, 2001 and 2000. Such amounts are included in other income.

      During March 2001, the Company entered into a consulting agreement with the Watley Group, LLC ("Watley"), a shareholder and an investment banking company in which the Company's Chairman and Vice Chairman - Chief Executive Officer are executive officers or directors. The agreement expires on February 6, 2002, but automatically renews yearly for additional 12-month terms unless canceled with six months' prior notice after the initial 12-month period. Services provided by Watley include strategic and operational planning, providing senior management for the Company, investment banking, debt or equity offering placement, and acquisition assistance. The Company pays Watley $45,000 per month, plus expenses, plus a percentage of transaction proceeds, ranging from 2.5 to 10 percent. During the year ended May 31, 2001, the Company incurred fees with Watley of $90,000 for management and consulting services, which are included in selling, general, and administrative expenses and $309,000 for equity financing placement fees, which has been recorded as a reduction to additional paid-in capital. As of May 31, 2001, Watley owed $64,535 to the Company, which is included in prepaid expense and other current assets in the accompanying consolidated balance sheet. During June 2001, the Company entered into a month-to-month rental agreement with Watley, which provides for monthly rent of approximately $6,000 plus expense reimbursements.

      In December 1999, the Company's shareholders exchanged advances to the Company in the amount of $93,527 for 140,000 shares (375,684 adjusted for the Claydan recapitalization and reverse acquisition) of common stock.

      At May 31, 2001, settlement agreement liabilities include $16,183 and $235,000 due to an employee and franchises owned by related parties, respectively.

7.    STOCK  - BASED COMPENSATION

      On March 21, 2001, the Company granted 100,000 stock options to certain non-employee directors, with an exercise price of $.25 per share. The options vest ratably over 3 years and have a 10-year term. No director stock options have been exercised or canceled as of May 31, 2001. During the year ended May 31, 2001, the Company recorded compensation expense of $21,000 for director services on stock options granted with an exercise price less than the $3.25 stock price on the grant date. Had the Company determined compensation expense under SFAS No. 123, the net loss for the year ended May 31, 2001 would not have been materially different. The fair value of the options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 5 percent; dividend yield of zero; expected weighted-average life of seven years; and volatility of 99 percent.

      During 2001, the Company sold 200,397 stock warrants at varying purchase prices totaling $80 to certain shareholders, with exercise prices ranging from $1.50 to $5.00 per share. The warrants expire from March 2004 through November 2004. None of these stock warrants were exercised or canceled at May 31, 2001.

      The Company also issued 120,000 stock warrants to a vendor for services provided to the Company. The warrants vest monthly through March 2002, and have an exercise price of $5 per share. The Company recorded $14,000 to selling, general, and administrative expenses representing the fair value of stock warrants granted for services. None of these stock warrants were exercised or canceled at May 31, 2001.

      On April 10, 2001 the Company granted 15,000 shares of common stock to a vendor for services rendered. Consulting expense of $45,000, which approximated the fair value of the stock on the date of grant, is included in selling, general, and administrative expenses.

8.    COMMITMENTS AND CONTINGENCIES

      LEASE COMMITMENTS - The Company leases its corporate office facilities under a noncancelable operating lease. The lease was renewed in December 1999 for five years. Rent expense for the years ended May 31, 2001 and 2000 totaled $44,026 and $29,260, respectively.

      Future minimum rental commitments as of May 31, 2001 are as follows:

            2002                                            $ 28,570
            2003                                              32,469
            2004                                              32,469
            2005                                              16,234
                                                            --------

                                                            $109,742
                                                            ========


      LICENSE AGREEMENT - The Company has non-exclusive license agreements with Sears, which provides a commission to be paid to Sears based on a percentage of net sales generated by the Company's stores located within Sears stores. The commission is included in selling, general, and administrative expenses.

      During February and March 2001, the Company executed two new license agreements with Sears for its U.S. and Canada operations, which provides an initial term of two and three years, respectively. Under the terms of the new license agreements, the Company is required to pay a commission based on a percentage of net sales generated by the Company's stores located within Sears stores and lower rates for sales channels other than in Sears stores, such as direct marketing and Internet sales. The in-store commission rate increases over the term of the license agreement. The agreements contain various other operating provisions and requirements. The U.S. license agreement also grants a security interest to Sears on the Company's property and equipment located in Sears stores.

      PURCHASE COMMITMENT - The Company has a five-year manufacturing agreement with a vendor who is also a shareholder. A director of the Company is also an executive officer and director of the vendor/shareholder, and an officer of the vendor/shareholder is a director of the Company. The agreement provides specified margins to which the vendor/shareholder is entitled. The agreement also requires the Company to meet minimum purchase levels and number of store openings over the five-year term. If the Company fails at any time to meet any of these minimum requirements, the vendor has the right to terminate the exclusive manufacturing agreement upon three months' written notice to the Company.

      In connection with the purchase commitment and the vendor/shareholder's purchase of $1,500,000 of the Company's common stock, the Company granted 458,997 stock warrants to the vendor/shareholder. The warrants have an exercise price of $3.268 per share, subject to adjustment as defined in the warrant agreement, and provide that up to $1,000,000 of the purchase price may be payable in the form of credit granted to the Company toward the purchase of product under the manufacturing agreement. As of May 31, 2001, no product has been purchased from the vendor. One-half of the warrants expire on August 8, 2001 and the other half expire on November 4, 2001. During the year ended May 31, 2001, the Company recorded $179,000 to other expense representing the fair value of the warrants on the grant date. None of these stock warrants were exercised or canceled as of May 31, 2001. In July 2001, the Company received $500,000 from the vendor/stockholder for the exercise of 238,095 stock warrants.

      The vendor/shareholder granted the Company a warrant to purchase 812,355 shares of common stock of the vendor/shareholder's company at $11.125 per share. The warrants vest at 20 percent per year; however, such vesting is contingent on the Company attaining the minimum purchase levels specified in the manufacturing agreement. The warrant expires on May 3, 2007 or upon termination of the manufacturing agreement. Pursuant to the convertible debt described in Note 10, the warrant agreement was amended on August 27, 2001. The amendment reduces the number of shares to 649,884 from 812,355 and revises the annual vesting to 25 percent from 20 percent.

      LITIGATION - The Company is involved in certain litigation arising in the ordinary course of business. Although management is of the opinion that these matters will not have material adverse effect on the financial position or results of operations of the Company, the ultimate outcome of these matters cannot be reasonably predicted at this time due to inherent uncertainties in litigation.

9.    INCOME TAXES

      The income tax provision for the year ended May 31, 2001 comprises state income tax in the amount of $1,600. There was no income tax provision for the year ended May 31, 2000.

      A reconciliation between the income tax benefit, computed at statutory rates, and the Company's actual income tax benefit is as follows at May 31, 2001:

            Statutory corporate federal tax benefit                                 $(945,200)      (35.00)%
            State taxes, net of federal benefit                                         1,050        0.04
            Other                                                                       2,050        0.08
            Extinguishment of deferred tax assets from shareholder transactions       301,000       11.14
            Change in valuation allowance                                             642,700       23.80
                                                                                    ---------       -----

                                                                                    $   1,600        0.06%
                                                                                    =========       =====

      Deferred income tax assets and liabilities arising from differences between accounting for financial statement purposes and tax purposes at May 31, 2001 are as follows:

            Deferred tax assets:
              Current:
                Accruals                                  $  27,000
                Reserves                                     29,500
                State taxes                                     600
                                                          ---------

              Total current deferred tax assets              57,100
                                                          ---------

              Non-current:
                Stock options and warrants                   93,800
                Depreciation/amortization                    20,300
                Net operating loss                          586,100
                                                          ---------

              Total non-current deferred tax assets         700,200
                                                          ---------

            Valuation allowance                            (757,300)
                                                          ---------

            Net deferred tax assets                       $      --
                                                          =========


      The Company has provided a valuation allowance on the net deferred tax asset at May 31, 2001 due to the uncertainty regarding its realization.

      As of May 31, 2001, the Company has tax net operating loss carryforwards available to offset income of approximately $1,470,000, $809,000, and $584,000 for federal, state, and foreign income tax purposes, respectively. The federal, state, and foreign net operating loss carryforwards begin expiring in the years ending May 31, 2021, 2006, and 2008, respectively.

10.   SUBSEQUENT EVENT

      In August 2001, the Company received a $1,000,000 loan from the vendor/stockholder referred to in Note 8. The loan bears interest at 12 percent per annum and is payable in full, with accrued interest, in August 2004. The note payable can be converted, in whole or in part, into common stock of the Company at the option of creditor at any time after July 2002. The conversion price is the lesser of 80 percent of the fair market value of the Company's common stock, as defined in the note payable, or $2.00, with a floor conversion price of $1.40. Watley and another shareholder were each paid a $25,000 placement fee for the transaction.

                                     ******

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the Company and their ages and positions at September 24, 2001, are as follows:

                 NAME                         AGE                           POSITION
                 ----                         ---                           --------
       Anthony J. A. Bryan                     79      Chairman of the Board of Directors

       A. John A. Bryan, Jr.                   46      Vice Chairman of the Board of Directors,
                                                           Chief Executive Officer

       John Danylowich                         41      Director, Executive Vice President,
                                                           Chief Merchandising Officer

       Daniel P. Howells                       60      Director

       James Ritchie Mault, M.D.               39      Director

       Fridolin Voegeli                        58      Director

       Neil T. Watanabe                        47      Executive Vice President, Chief Operating Officer,
                                                           Chief Financial Officer and Secretary

Anthony J. A. Bryan has been Chairman of the Board of Directors of the Company since March 12, 2001. Since 1995, he has also held the positions of Senior Managing Director and Chairman of the Executive Committee of Watley and of Global Transitions LLC. Mr. Bryan is also a trustee of the George Anderson Robinson 1967 Trust and acts in that capacity. From 1991 to 1992 he was Chairman of the Executive Committee of Hospital Corporation International, the former international division of Hospital Corporation of America. From 1988 until 1991, Mr. Bryan was Chairman of the Board and Chief Executive Officer of Oceonics Group plc, an international oil service company operating in 17 countries. He has served on the Board of Directors of numerous companies including Federal Express (1987-1996), Chrysler Corporation (1975-1991), and PNC Financial Corp. (Pittsburgh National Bank, 1978-1989). Mr. Bryan holds an M.B.A. from Harvard Graduate School of Business.

A. John A. Bryan, Jr. has been the Vice Chairman of the Board of Directors since March 12, 2001, and Chief Executive Officer of the Company since June 20, 2001. He served as Treasurer and Chief Financial Officer of the Company between March 12, 2001 and June 20, 2001. Between 1987 and the present, Mr. Bryan has also served as the Chief Executive Officer and Senior Managing Director of Investment Banking of Watley and its predecessor, Watley Investments Limited. In that capacity, from 2000 to the present, Mr. Bryan worked directly with the restructuring of the Claydan business. He earned a Bachelor of Arts degree in Economics from the University of Texas and an MBA from the University of Pittsburgh.

John Danylowich has been a Director of the Company since March 12, 2001, and has held the position of Executive Vice President - Chief Merchandising Officer since June 20, 2001. From 1984 until the closing of the Claydan Transaction in February of 2001, he was President and Chief Executive Officer of Claydan. Mr Danylowich founded Claydan and was responsible for the creation of the "store within a store" retail concept in the health and wellness industry. He was educated in Alberta, Canada and holds a Bachelor of Science degree from the University of Alberta.

Daniel P. Howells was appointed as a Director of the Company on June 20, 2001. He is the President, Chief Executive Officer, and a Director of Nature's Sunshine, serving in such capacity since 1997. From 1991 to 1997, Mr. Howells served as President and Chief Executive Officer of Resorts USA, Buskill, PA Division of Rank Group, London, England. From 1985 to 1990, he served as Executive Vice President and General Manager of the Marriott Management Service Division, Marriott Corporation from 1972 to 1985. Mr. Howells was employed by Six Flags Corporation, serving as President and Chief Executive Officer from 1982 to 1985.

James Ritchie Mault, M.D. has been a Director of the Company since March 12, 2001. He has been an Assistant Professor of Cardiothoracic Surgery at the University of Colorado Health Sciences Center, Chief of the Thoracic Surgery Service and Director of the Surgical Intensive Care Unit of the Denver Veterans Administration Medical Center since 1997. Dr. Mault also founded HealtheTech during 2000 and is its Chairman and Chief Executive Officer. HealtheTech is a company which develops, manufactures and markets proprietary health solutions designed to give consumers tools to improve and maintain health and wellness. He earned his Bachelor of Science degree and his medical degree (cum laude) from the University of Michigan.

Fridolin Voegeli has been a Director of the Company since March 12, 2001. He is the founder of CADItec Corp. and has served as its President and Director for Research & Development since 1998. From 1994 to 1998, Mr. Voegeli was a special projects officer for ATAG Ernst & Young Asset Management. From 1983 to 1994, he worked as a technology, investment and management consultant for Hayek Engineering and Vontobel EC Consulting, both Swiss-based consultants, and for the Swiss Federal Office for Foreign Economic Affairs. Mr. Voegeli specialized in project and company evaluations, M&A and acted as a turn-around manager. He holds a degree in Electrical Engineering from the Swiss Federal Institute of Technology ETH in Zurich and pursued post-graduate studies in Biomedical Engineering at the University of Cape Town, South Africa.

Neil T. Watanabe was appointed Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Secretary on June 20, 2001. From March 1998 to March 2001,he was Executive Vice President, Chief Financial Officer of PETsMART, Inc., a national pet food and supplies specialty retailer. Mr. Watanabe, a certified public accountant, was Senior Vice President and Chief Financial Officer of MacFrugal's Bargain Close-Out, a discount retailer, from 1996 to January 1998. From 1995 to 1996, he was Vice President Finance/Controller and Corporate Administration for Kay-Bee Toys, a mall-based specialty toy retailer. Prior to joining Kay-Bee Toys, Mr. Watanabe was Chief Operating Officer of Motherhood Maternity, Inc. from 1994 to 1995 and Vice President and Corporate Controller of Filene's Basement, Inc. from 1988 to 1994.

Based solely upon a review of Forms 3 and 4 and amendments thereto that were furnished to us under Rule 16a-3(e), during our most recent fiscal year, we are aware that Fridolin Voegeli, a director of ours, failed to file his Form 3 on a timely basis and that Anthony J. A. Bryan, a director of ours, failed to file three of his Form 4s for three transactions on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Beginning on March 12, 2001, Mr. Anthony J. A. Bryan receives a monthly retainer of $10,000 for his role as Chairman of the Board. No other directors have received or currently receive compensation for their services.

COMPENSATION OF EXECUTIVE OFFICERS

                           SUMMARY COMPENSATION TABLE

The following table shows for the fiscal years ended May 31, 2001, 2000, and 1999, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer, and its other four most highly compensated executive officers at May 31, 2001 (the "Named Executive Officers"):

                                                     ANNUAL
                                   YEAR           COMPENSATION
                                   ENDED          ------------                 ALL OTHER
NAME AND PRINCIPAL POSITION       MAY 31,      SALARY        BONUS         COMPENSATION (3)
---------------------------       -------      ------        -----         ----------------
Harvey Goldstein - CEO            2001(1)     $ 52,500     $     --             $   -0-

John Danylowich - CEO             2001(2)      220,000           --              7,200
              and President       2000         220,000           --              7,200
                                  1999         220,000           --              7,200


(1) Mr. Goldstein began serving as Chief Executive Officer of the Company in February 2001.

(2) Mr. Danylowich served as Chief Executive Officer and President of the Company until February 2001

(3)   All Other Compensation represents car allowances given to the executive.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company's Common Stock as of September 28, 2001, (except as may be noted in the associated footnote) by: (i) all those known by the Company to be beneficial owners of more than 5% of its Common Stock; (ii) each director ; and (iii) (iv) all executive officers and directors of the Company as a group.

                                                      BENEFICIAL OWNERSHIP
                                                      --------------------
        BENEFICIAL OWNER (1)                NUMBER OF SHARES         PERCENT OF TOTAL
        --------------------                ----------------         ----------------
Anthony J. A. Bryan (2, 3)                     1,219,500                  21.9%

A. John A. Bryan, Jr. (2)                      1,212,000                  21.8%

John Danylowich (4)                              440,000                   7.9%

Daniel P. Howells (5)                            917,994                  16.1%

Fridolin Voegeli                                 169,000                   3.0%

The Watley Group, LLC (2)                      1,212,000                  21.8%
1801 Avenue of the Stars, #1830
Los Angeles, California 90067

Nature's Sunshine Products, Inc. (5)             917,994                  16.1%
75 East 1700 South
P. O. Box 19005
Provo, Utah 84605-9005

616669VC Ltd. (4)                                440,000                   7.9%
29th Floor, 595 Burrard
Vancouver, British Columbia
Canada  V7X 1J5

All Officers and Directors as a Group
(6 persons) (6)                                2,796,493                  48.2%

(1) The Company believes that all persons have full voting and investment power to the shares. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as warrants, or options to purchase shares of the Company's common stock.

(2) Messrs. Anthony Bryan and John Bryan are executive officers or directors of the Company and are executive officers or directors of Watley, which is the holder of record of 1,212,000 shares of the Company's common stock. Each disclaims beneficial ownership of the shares of the Company's common stock owned of record by Watley.

(3)   Mr. Anthony Bryan owns 7,500 shares of record.

(4) Mr. Danylowich is the sole director and officer of 616669VC Ltd., which is the stockholder of record of 440,000 shares of the Company's common stock.

(5) Includes 697,092 shares of the Company's common stock owned by Nature's Sunshine, and 220,902 warrants for the purchase of a like number of shares of Common stock, which warrants are exercisable at $3.268 per share and expire on November 4, 2001. Mr. Howells is an executive officer and director of Nature's Sunshine and disclaims beneficial ownership of all of such shares and warrants.

(6) Includes shares of Common Stock and options referenced in footnotes 2, 3, 4, and 5, above, and 49,999 shares of Common Stock owned by an executive officer who is not a director.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company entered into a consulting agreement on March 12, 2001 with Watley, a stockholder and an investment banking company for which Anthony J. A. Bryan, the Company's Chairman of the Board, and A. John A. Bryan Jr., the Company's Vice Chairman and Chief Executive Officer, are executive officers or directors. The agreement, which expires on February 6, 2002 but automatically renews yearly for additional 12-month terms unless cancelled with six months notice after the 12-month initial term, includes strategic and operational planning, providing senior management to the Company, investment banking, debt or equity offering placement, and acquisition assistance. The Company compensates Watley for these services for $45,000 per month, plus expenses, plus a percentage of transaction proceeds, ranging from 2.5% to 10%. During the fiscal year ended May 31, 2001, the Company incurred fees from Watley of $90,000 for management and consulting services and $200,000 for equity financing placement. As of May 31, 2001, Watley owed $64,535 to the Company.

The Company has an exclusive five-year manufacturing agreement with Nature's Sunshine, a vendor that is also a stockholder and warrantholder of the Company. The agreement provides specified margins to which Nature's Sunshine is entitled and requires the Company to meet minimum purchase levels and number of additional stores during the five-year term. If the Company fails to meet any of such minimum requirements, Nature's Sunshine has the right to terminate the agreement upon three months' written notice to the Company. In August of 2001, Nature's Sunshine lent to the Company $1,000,000 in a three-year loan transaction that bears interest at 12% per annum. The note payable can be converted, in whole or in part, into common stock of the Company at Nature's Sunshine's option at any time after July 2002 at a per share price of the lesser of 80% of the fair market value of the Company's common stock or $2.00, with a floor conversion price of $1.40. Mr. Howells, a director of the Company, is also an executive officer and director of Nature's Sunshine. Watley and another stockholder of the Company were each paid a $25,000 fee for each of these transactions.

The Company and HealtheTech executed a Memorandum of Understanding, pursuant to which the parties agreed to negotiate and execute certain definitive agreements. As of the date of this Annual Report, no such agreements have been drafted. HealtheTech currently supplies its proprietary metabolism monitor, the BodyGem, to the Company's British Columbia Sears Health Food & Fitness Shops. The definitive agreement contemplated by the Memorandum of Understanding is expected to relate not only to the supply of BodyGem metabolism monitors to the Company, but also to HealtheTech's Personal Data Assistants and related consumer software products currently offered for sale by HealtheTech. The parties contemplate the definitive agreement would require the Company to meet certain minimum sales performance standards. No assurance can be given that the Company and HealtheTech with reach the agreement contemplated by the Memorandum of Understanding or that Sears will provide its required approval in the near-term, or at all.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this Annual Report on Form 10-K.

            Exhibits:

            3.1 Articles of Incorporation of the Registrant, as filed with the Secretary of State of the State of Nevada in March 1996, incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on October 7, 1998 (the "SB-2").

            3.1a Certificate of Amendment to the Articles of Incorporation of the Registrant, as filed with the Secretary of State of the State of Nevada on March 12, 2001, incorporated by reference from Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 16, 2001 (the "8-K").

            3.2   By-Laws of the Company, incorporated by reference from
                  Exhibit 3.2 of the SB-2.

            10.1 Agreement and Plan of Share Exchange by and between the Stockholders of 1129 Holdings, Inc. and Sportsman's Wholesale Company, dated March 12, 2001, incorporated by reference from
                  Exhibit 10.1 of the 8-K.

            10.2 License Agreement, by and between Sears, Roebuck and Co. and 1129 Holding Inc., made and entered into as of March 1, 2001.

            10.3 Management and Operating License Agreement, by and among Sears Canada Inc., Cetalon Company of Canada (formerly known as 3051356 Nova Scotia Company), and Sears, Roebuck and Co., made as of February, 7, 2001.

            10.4 Exclusive Manufacturing Agreement by and among Innovative Botanical Solutions, Inc. (a wholly-owned subsidiary of Nature's Sunshine Products, Inc.), and the Company, effective as of May 8, 2001.

            10.5 Option issued to Innovative Botanical Solutions, Inc., by the Company, on May 8, 2001.

            10.6 Registration Rights Agreement of the Company in favor of Innovative Botanical Solutions, Inc. (a wholly-owned subsidiary of Nature's Sunshine Products, Inc.), as of May 4, 2001.

            10.7 Agreement by and between the Company and Nature's Sunshine Products, Inc., entered into as of August 27, 2001, in connection with the Company's Convertible, Straight Promissory Note and an Amended and Replacement Warrant issued by Nature's Sunshine Products, Inc., to the Company.

            10.8 Convertible, Straight Promissory Note of the Company issued to Nature's Sunshine Products, Inc., on August 27, 2001 for the initial principal sum of $1,000,000.00.

            10.9 Amended and Replacement Warrant issued to the Company by Nature's Sunshine Products, Inc., as of August 27, 2001, for the purchase of up to 649,884 shares of the Common Stock of Nature's Sunshine Products, Inc.

            10.10 Memorandum of Understanding between the Company and
                  HealtheTech, Inc.

            10.11 Securities Purchase Agreement between the Company and certain investors listed on schedule 1 thereof, effective as of September 11, 2001.

            10.12 Consulting Agreement Between the Company and The Watley Group,
                  LLC, entered March 12, 2001.

            10.13 Rental Agreement between the Company and the Watley Group,
                  LLC, dated June 15, 2001.

            21.1  Subsidiaries of the Company.

      (b)   Reports on Form 8-K.

            During the fourth quarter of the fiscal year ended May 31, 2001, the Company filed a Current Report on Form 8-K on March 16, 2001, and amended such Report on August 9 and 14, 2001, in which the Company announced the completion of a series of transactions among the Company, its first-tier wholly-owned subsidiary, 1129 Holdings, and its second-tier wholly-owned subsidiary, Cetalon Canada. Included in the August amendment to the Current Report were the financial statements of Cetalon Canada.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 2001.

                                        CETALON CORPORATION

                                        By:     /S/ A. JOHN A. BRYAN, JR.
                                                --------------------------------
                                                    A. John A. Bryan, Jr.
                                                    Chief Executive Officer
                                                    Principal Executive Officer

                                        By:     /S/ NEIL T. WATANABE
                                                --------------------------------
                                                    Neil T. Watanabe
                                                    Chief Financial Officer
                                                    Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:                                            Title                                 Date
/s/ Anthony J. A. Bryan             Chairman of the Board of Directors               September 28, 2001
-----------------------------
    ANTHONY J. A. BRYAN

/s/ A. John A. Bryan, Jr.           Vice Chairman of the Board of Directors,         September 28, 2001
-----------------------------           Chief Executive Officer
    A. JOHN A. BRYAN, JR.

/s/ Neil T. Watanabe                Executive Vice President, Chief Operating        September 28, 2001
-----------------------------           Officer, Chief Financial Officer,
    NEIL T. WATANABE                    and Secretary

/s/ John Danylowich                 Director, Executive Vice President, Chief        September 28, 2001
-----------------------------           Merchandising Officer
    JOHN DANYLOWICH

/s/ Daniel P. Howells               Director                                         September 28, 2001
-----------------------------
    DANIEL P. HOWELLS

/s/ James Ritchie Mault, M.D.       Director                                         September 28, 2001
-----------------------------
    JAMES RITCHIE MAULT, M.D.

/s/ Fridolin Voegeli                Director                                         September 28, 2001
-----------------------------
    FRIDOLIN VOEGELI

                                 EXHIBIT INDEX

            Exhibits:

            3.1 Articles of Incorporation of the Registrant, as filed with the Secretary of State of the State of Nevada in March 1996, incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on October 7, 1998 (the "SB-2").

            3.1a Certificate of Amendment to the Articles of Incorporation of the Registrant, as filed with the Secretary of State of the State of Nevada on March 12, 2001, incorporated by reference from Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 16, 2001 (the "8-K").

            3.2   By-Laws of the Company, incorporated by reference from
                  Exhibit 3.2 of the SB-2.

            10.1 Agreement and Plan of Share Exchange by and between the Stockholders of 1129 Holdings, Inc. and Sportsman's Wholesale Company, dated March 12, 2001, incorporated by reference from
                  Exhibit 10.1 of the 8-K.

            10.2 License Agreement, by and between Sears, Roebuck and Co. and 1129 Holding Inc., made and entered into as of March 1, 2001.

            10.3 Management and Operating License Agreement, by and among Sears Canada Inc., Cetalon Company of Canada (formerly known as 3051356 Nova Scotia Company), and Sears, Roebuck and Co., made as of February, 7, 2001.

            10.4 Exclusive Manufacturing Agreement by and among Innovative Botanical Solutions, Inc. (a wholly-owned subsidiary of Nature's Sunshine Products, Inc.), and the Company, effective as of May 8, 2001.

            10.5 Option issued to Innovative Botanical Solutions, Inc., by the Company, on May 8, 2001.

            10.6 Registration Rights Agreement of the Company in favor of Innovative Botanical Solutions, Inc. (a wholly-owned subsidiary of Nature's Sunshine Products, Inc.), as of May 4, 2001.

            10.7 Agreement by and between the Company and Nature's Sunshine Products, Inc., entered into as of August 27, 2001, in connection with the Company's Convertible, Straight Promissory Note and an Amended and Replacement Warrant issued by Nature's Sunshine Products, Inc., to the Company.

            10.8 Convertible, Straight Promissory Note of the Company issued to Nature's Sunshine Products, Inc., on August 27, 2001 for the initial principal sum of $1,000,000.00.

            10.9 Amended and Replacement Warrant issued to the Company by Nature's Sunshine Products, Inc., as of August 27, 2001, for the purchase of up to 649,884 shares of the Common Stock of Nature's Sunshine Products, Inc.

            10.10 Memorandum of Understanding between the Company and
                  HealtheTech, Inc.

            10.11 Securities Purchase Agreement between the Company and certain investors listed on schedule 1 thereof, effective as of September 11, 2001.

            10.12 Consulting Agreement Between the Company and The Watley Group,
                  LLC, entered March 12, 2001.

            10.13 Rental Agreement between the Company and the Watley Group,
                  LLC, dated June 15, 2001.

            21.1  Subsidiaries of the Company.