Form 10QSB
period 2001-08-31
CETALON CORP
filed 2001-10-26
CIK 1071157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly or Transitional Report Under Section 13 or 15(d) of the Securities
and Exchange Act of 1934 Quarterly or Transitional Report

(Mark One)

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2001

OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission file number 000-32475

Cetalon Corporation
(Name of small business registrant as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization	84-1408762 (I.R.S. Employer Identification No.)

1801 Century Park East, Suite 1830, Los Angeles, California (Address of principal executive offices)	90067-2320 (Zip Code)

Registrant’s telephone number, including area code: (310) 843-3600

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes                       No

         On October 12, 2001 there were 5,920,163 shares of the Registrant’s Common Stock outstanding.

INDEX

			Page

Part I	Financial Information

	Item 1.	Financial Statements – Unaudited

		Consolidated Balance Sheet at August 31, 2001	3

		Consolidated Statements of Operations and Comprehensive Loss for the three months ended August 31, 2001 and August 31, 2000	4

		Consolidated Statements of Cash Flows for the three months ended August 31, 2001 and August 31, 2000	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis	11

Part II	Other Information

	Item 1.	Legal Proceedings	15

	Item 6.	Exhibits and Reports on Form 8-K	15

Signatures			16

FORWARD-LOOKING INFORMATION

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions, and forward-looking statements, and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Business Risks” contained in Part I of the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2001, that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. For all of these predictions and forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. The Company’s expectations are as of the date this Form 10-QSB is filed, and the Company does not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-QSB is filed to conform these statements to actual results, unless required by law.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS.

      Certain statements we make in this Quarterly Report on Form 10-QSB (as well as in other public filings, our web site, press releases, and oral statements made by Company management and/or representatives), constitute forward-looking statements, which are subject to risks and uncertainties. Please see our Annual Report on Form 10-KSB for the fiscal year ended May 31, 2001, for a broader discussion of such risks and uncertainties.

CETALON CORPORATION and Subsidiaries
CONSOLIDATED BALANCE SHEET
(unaudited)

August 31,
2001
ASSETS

CURRENT ASSETS:

Cash	$406,565

Accounts receivable	295,792

Inventory (Note 5)	1,306,788

Prepaid expenses and other current assets (Note 5)	99,674

Total current assets	2,108,819

PROPERTY AND EQUIPMENT, net	589,222

OTHER ASSETS, net (Note 6)	48,611

TOTAL	$2,746,652

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Accounts payable	$2,042,440

Due to franchisees (Notes 4 and 5)	215,509

Current portion of settlement agreement liabilities (Notes 4 and 5)	569,012

Accrued liabilities	385,675

Total current liabilities	3,212,636

CONVERTIBLE NOTE PAYABLE, NET OF DISCOUNT (Note 6)	750,000

SETTLEMENT AGREEMENT LIABILITIES (Notes 4 and 5)	1,363,992

Total liabilities	5,326,628

COMMITMENTS AND CONTINGENCIES	—

SHAREHOLDERS’ DEFICIENCY (Notes 2 and 3):

Preferred stock, $.0001 par value, 50,000,000 authorized, none outstanding Common stock, $.0001 par value, 50,000,000 authorized, 5,641,993 outstanding	564

Additional paid-in-capital (Note 5)	3,931,182

Treasury stock (Note 3)	(100,000)

Deferred compensation (Note 7)	(87,750)

Accumulated deficit (Note 2)	(6,401,475)

Accumulated other comprehensive income	77,503

Total shareholders’ deficiency	(2,579,976)

TOTAL	$2,746,652

See accompanying notes to consolidated financial statements.

CETALON CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended August 31,

	2001	2000

SALES	$1,415,494	$1,251,916

COST OF SALES (Note 5)	907,889	744,089

GROSS PROFIT	507,605	507,827

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (Note 5 & 7)	3,012,740	836,062

LOSS BEFORE OTHER INCOME (EXPENSE) AND INCOME TAXES	(2,505,135)	(328,235)

OTHER INCOME (EXPENSE):

Franchise fees (Note 5)	16,719	20,024

Other income (Note 5)	705	20,286

Interest expense (Note 4)	(51,800)	(16,708)

Total other income (expense), net	(34,376)	23,603

LOSS BEFORE INCOME TAXES	(2,539,511)	(304,632)

INCOME TAXES	—	—

NET LOSS (Note 2)	(2,539,511)	(304,632)

OTHER COMPREHENSIVE INCOME
Foreign currency translation	3,548	(14,865)

COMPREHENSIVE LOSS	$(2,535,963)	$(319,497)

BASIC AND DILUTED LOSS PER SHARE	$(.46)	$(.81)

WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE	5,519,295	375,700

See accompanying notes to consolidated financial statements.

CETALON CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended August 31,

	2001	2000

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net loss	$(2,539,511)	$(304,634)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	56,578	19,090

Amortization of deferred compensation	61,200

Changes in operating assets and liabilities:

Accounts receivable	(61,510)	157,615

Inventory	(668,757)	101,400

Prepaid expenses and other current assets	15,104	(15,496)

Accounts payable	1,517,497	(2,756)

Due to franchisees	(58,888)	14,774

Accrued liabilities	(12,886)	(57,990)

Net cash used in operating activities	(1,691,173)	(87,997)

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchase of property and equipment	(207,847)	(544)

Net cash used in investing activities	(207,847)	(544)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Net proceeds from issuance of common stock	450,000	—

Payment on settlement agreement liabilities, net	(170,836)	—

Net proceeds from related party loans and advances	—	111,471

Net proceeds (repayment) on notes payable	1,000,000	(14,773)

Deferred financing costs	(50,000)	—

Net cash provided by financing activities	1,229,164	96,698

EFFECT OF EXCHANGE RATE CHANGES ON CASH	4,053	209

INCREASE (DECREASE) IN CASH	(665,803)	8,366

CASH, BEGINNING OF PERIOD	1,072,368	14,194

CASH, END OF PERIOD	$406,565	$22,560

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the three months ended for-
Interest	$18,609	$6,553

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

CETALON CORPORATION and Subsidiaries
Notes to Consolidated Financial Statements
Three months ended August 31, 2001 and 2000
(Unaudited)

NOTE 1 – GENERAL

The accompanying unaudited consolidated financial statements of Cetalon Corporation and subsidiaries (“Cetalon” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature and necessary for a fair statement of the results for the interim periods presented.

Because of the seasonal nature of the Company’s business, the results of operations for the three months ended August 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended May 31, 2001, included in the Company’s Annual Report on Form 10-KSB (File No. 000-32475) filed with the Securities and Exchange Commission on October 2, 2001.

NOTE 2 – PLANS REGARDING GOING CONCERN

The Company and its management recognize the Company’s financial weaknesses and cash flow concerns, which are characterized by recurring losses and shareholders’ deficiency. The Company has developed operational and strategic plans to improve the Company’s long-term financial condition, and financial sourcing strategies with the goal of providing working capital to the business. The Company has signed an agreement with a group of investors for a $3.0 million equity line of credit, which is anticipated to be drawn down in 12 monthly tranches starting in October 2001. The Company has also received term sheets from various equity investors for investment commitments of up to $5.0 million, which are currently under consideration by the Company. The Company is also in negotiation with various financial institutions to establish leasing facilities and bank lines, which it anticipates will be available to the Company by the end of the fiscal year. In addition to a strategic growth plan, the Company has developed operational initiatives, including marketing plans, customer programs, and enhanced associate training. To maintain operating cash levels, the Company expects to periodically obtain equity funding, attempting to balance cash needs and the shareholder dilution that is created by the issuance of new shares. In addition, inventory management and expense control policies and programs are being enhanced to maximize the Company’s working capital efficiency. While the Company’s strategic, operational, and financing plans are designed to improve the Company’s financial condition and meet its working capital needs, there can be no assurance that the Company will be able to achieve its desired results or that other factors may not cause the Company’s financial condition to be further weakened.

NOTE 3 – CLAYDAN TRANSACTION AND SHARE EXCHANGE

The operations of the retail shops in Canada began in 1984 and were owned by Claydan Enterprises, Inc. (“Claydan”), a privately-held British Columbia corporation. Cetalon Corporation became the ultimate owner of the assets and operations of Claydan in March 2001 through a series of business transactions, among Cetalon, 1129 Holding Inc., a Delaware corporation (“1129 Holding”), Cetalon Company of Canada (“Cetalon Canada”) and Claydan. Prior to the completion of these transactions, the Company, 1129 Holdings, and Cetalon Canada all had limited, if any, operational activities or assets.

CETALON CORPORATION and Subsidiaries
Notes to Consolidated Financial Statements
Three months ended August 31, 2001 and 2000
(Unaudited)

On February 6, 2001, 1129 Holding and Cetalon Canada entered into an Asset Purchase Agreement to acquire substantially all of Claydan’s assets and assume substantially all of its recorded liabilities (the “Claydan Transaction”). To effect the Claydan Transaction, 362,561 shares of 1129 Holding’s stock was exchanged for the net assets of Claydan. Upon the closing of the Claydan Transaction, the acquired assets and business operations of Claydan constituted virtually all the operating assets of Cetalon Canada and 1129 Holding. Therefore, the Claydan Transaction was accounted for as a recapitalization of Claydan, with the assets acquired and liabilities assumed recorded at their existing basis of accounting. Cetalon Canada and 1129 Holding also adopted the May 31 fiscal year-end of Claydan.

Effective March 12, 2001, approximately one month following the closing of the Claydan Transaction, the Company, then an enterprise with limited operations, whose common stock was quoted on the OTC Bulletin Board, entered into an Agreement and Plan of Share Exchange with the stockholders of 1129 Holding (the “Share Exchange”). As a result of the Share Exchange, 1129 Holding became a wholly-owned subsidiary of the Company and, in conjunction with other share and business transactions that occurred in or about the same time frame, more than 50 percent voting control of the Company changed in favor of 1129 Holding’s stockholders and operational control of the Company changed in favor of 1129 Holding’s management. Pursuant to the terms of the Share Exchange, the Company issued 2,064,802 shares of its common stock, $.0001 par value per share, to the stockholders of 1129 Holding for an equal number of shares of common stock of 1129 Holding, which shares represented all of the outstanding shares of capital stock of 1129 Holding.

Included in such other share transactions was the return by the majority shareholder of 23,950,000 shares of the Company’s common stock to its treasury for cancellation in consideration of the payment by the Company of the sum of $100,000. The majority shareholder was the Company’s sole executive officer and director immediately prior to the closing of the Share Exchange. As of such time, the shares returned by him constituted approximately 90 percent of the Company’s then-issued and outstanding shares. The Company also paid $200,000 to the majority shareholder’s consulting firm as a transaction fee in connection with the Share Exchange.

Also included in such other business transactions, the sole remaining executive officer and director of the Company resigned in favor of the officers and directors of 1129 Holding, and the Company disposed of all of the capital stock of its wholly owned subsidiary, Cap’s Wholesale Sporting Goods, Inc. (“Caps”). The assets and business operations of Caps were insignificant prior to and as of the date of the transactions.

Shortly before the closing of the Share Exchange, 1st Zamora Corporation (“1st Zamora”), a Nevada corporation, sold 2,393,280 shares of the Company’s common stock, which were then owned by 1st Zamora, to various third-party investors. 1st Zamora had acquired such shares on December 29, 2000, from the Company’s former chief executive officer. Included in such share sales were 455,180 shares of the Company’s common stock, which were purchased by certain stockholders of 1129 Holding.

As a result of the Share Exchange and the other share and business transactions, the Company’s acquisition of 1129 Holding was accounted for as a “Reverse Acquisition” because the stockholders of 1129 Holding, as the legal acquiree, obtained more than 50 percent voting control of the Company, the legal acquirer. Accordingly, for accounting purposes, 1129 Holding was treated as the continuing reporting entity and “Accounting Acquiror” that acquired the Company, which accounting treatment resulted in the Company’s adopting of the May 31 fiscal year-end of 1129 Holding. Under a reverse acquisition, the equity section of the combined companies’ balance sheet reflects the par or stated value of the legal acquirer’s outstanding equity securities and the retained earnings or accumulated deficit of the accounting acquirer. Any remaining amount of equity has been charged or credited to paid-in-capital. The number of shares outstanding and used in the calculation of weighted-average shares outstanding for earnings per share purposes have been retroactively restated for the periods presented to reflect the additional shares issued in connection with the recapitalization of Claydan and the Share Exchange.

CETALON CORPORATION and Subsidiaries
Notes to Consolidated Financial Statements
Three months ended August 31, 2001 and 2000
(Unaudited)

As a result of these business transactions, the Company, through its wholly-owned subsidiaries, continued substantially the same business operations in which Claydan had been engaged. These financial statements and the accompanying notes to consolidated financial statements present Cetalon Corporation and Claydan as the continuation of the same business.

NOTE 4 – CREDITOR SETTLEMENT AGREEMENTS

During the period from January 2001 through April 2001, the Company entered into Settlement Agreements totaling $1,700,000 with its major creditors, including its trade vendors, notes payable holders, and related parties. The Settlement Agreements offered creditors the following options for repayment of the outstanding balance: 40 percent over 12 months, 60 percent over 24 months, 75 percent over 36 months, or 120 percent over 48 months. The Company’s creditors primarily selected either 40 percent over 12 months or 120 percent over 48 months. For the year end May 31, 2001 the Company recorded approximately $52,000 as other income as a result of certain creditors accepting settlement agreements, which was less than the balance owed to the creditor. Amounts owed under the Settlement Agreements have been classified as current and long term according to the terms of repayment. The amount that will ultimately be paid to the creditors in excess of the original balances owed is being recorded as interest expense over the term of the repayment.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company’s shareholders or their relatives own certain franchises. As of August 31, 2001, approximately $85,421 is payable to related franchisees and is included in due to franchisees in the accompanying balance sheet.

Combined franchise fees and advertising fees were paid by related franchisees in the amounts of approximately $15,856 and $16,113 for the three months ended August 31, 2001 and 2000, respectively.

The Company has purchased certain inventory from a corporation owned by a shareholder. For the three months ended August 31, 2000, the Company purchased $94,571 from the related corporation.

The Company received management fees from franchises owned by related parties and the supplier owned by a shareholder of the Company in the amount of $20,286 for the three months ended August 31, 2000. Such amounts are included in other income.

During March 2001, the Company entered into a consulting agreement with the Watley Group, LLC (“Watley”), a shareholder and an investment banking company in which the Company’s Chairman and Vice Chairman – Chief Executive Officer are executive officers or directors. The agreement expires on February 6, 2002, but automatically renews yearly for additional 12-month terms unless cancelled with six months’ prior notice after the initial 12-month period. Services provided by Watley include strategic and operational planning, providing senior management for the Company, investment banking, debt or equity offering placement, and acquisition assistance. The Company pays Watley $45,000 per month, plus expenses, plus a percentage of transaction proceeds, ranging from 2.5 to 10 percent. During the three months ended August 31, 2001, the Company incurred fees with Watley of $134,600 for management and consulting services, which are included in selling, general, and administrative expenses, and $25,000 for equity financing placement fees, which have been recorded as a reduction to additional paid-in capital. During June 2001, the Company entered into a month-to-month rental agreement with Watley for executive office space, which provides for monthly rent of approximately $6,000 plus expense reimbursements. During the three months ended August 31, 2001, the Company incurred fees with Watley of $13,563 for rent, which are included in selling, general and administrative expenses. As of August 31, 2001, Watley owed $35,795 to the Company, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

At August 31, 2001, settlement agreement liabilities include $161,906 due to a franchises owned by related parties.

CETALON CORPORATION and Subsidiaries
Notes to Consolidated Financial Statements
Three months ended August 31, 2001 and 2000
(Unaudited)

NOTE 6 – CONVERTIBLE NOTE PAYABLE

In August 2001, the Company received a $1,000,000 loan from a vendor who is also a shareholder. A director of the Company is also an executive officer of the vendor/shareholder. The loan bears interest at 12 percent per annum and is payable in full, with accrued interest, in August 2004. The Company, at its option, has the right to repay up to one-third of the original note amount, without penalty, each year during the term of the note. The note payable can be converted, in whole or in part, into common stock of the Company at the option of the creditor at any time after July 2002. The conversion price is the lessor of 80 percent of the fair market value of the Company’s common stock as defined in the note payable, or $2.00, with a floor conversion price of $1.40. The value of the conversion feature was determined to be $250,000, based on the fair market value of the common stock of the Company on the commitment date and the conversion price on the commitment date. This discount is being amortized as interest expense over the one-year term to the date conversion is allowed. Watley and another shareholder were each paid a $25,000 placement fee for the transaction, which amounts are included in other assets in the accompanying consolidated balance sheet. The fees are being amortized over the three-year term of the loan.

NOTE 7 – STOCK-BASED COMPENSATION

On July 24, 2001 the Company adopted the 2001 Equity Incentive Plan (the "Plan") to provide stock-based compensation to employees, directors, and consultants. The plan provides for non qualified stock options, supplemental stock options, stock bonus rights, restricted share grants, and stock appreciation rights. The maximum number of shares authorized under the Plan is 1,550,000. The Plan provides that the exercise price of non qualified stock options granted under the Plan is to be at fair market value on the date of the grant. Supplemental stock options and restricted stock grants may be issued at 85% of the fair market value on the date of the grant. The options vest over a three years and expire after ten years. The Plan provides for accelerated vesting for certain executives in the event of a change of control or other events as defined by the Plan.

The Company granted 858,000 non qualified stock options during the three months August 31, 2001 at an exercise price of $0.85 per share. Fair market values as of date of grant was $1.17, accordingly the Company is recognizing compensation expense over the vesting period. No options have been exercised or canceled during the three months ended August 31, 2001. No supplemental stock options, stock bonus rights, or stock appreciation rights were issued or are outstanding as of August 31, 2001.

During the three months ended August 31, 2001, the Company granted 100,000 shares of restricted common stock to an officer of the Company. The restricted shares were recorded at $1.17 cents per share, with $117,000 recorded to additional paid-in-capital and deferred compensation, which is being amortized over 12 months. Amortization expense of $29,250 was recorded for the three months ended August 31, 2001.

The Company also granted 30,000 shares of restricted common stock to a former employee of the Company and recorded compensation expense of $31,500.

Additionally, the Company has an incentive program with certain employees whereby the employees may be granted shares of restricted common stock based on the Company's retail stores achieving specified sales goals. As of August 31, 2001, a total of 126,000 shares of restricted common stock are available for grant to the employees, of which none have been granted.

The Company granted 50,000 stock options to certain directors in March 2001 at an exercise price of $0.25 per share. Compensation cost of $28,000 was recorded for the three months ended August 31, 2001 because the exercise price was less than fair value.

Had compensation cost for the Company's stock-based compensation plans been determined based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" the Company's net loss would have increased by approximately $48,000 for the three months ended August 31, 2001.

The estimated fair value of stock options and restricted common stock granted during the three months ended August 31, 2001 pursuant to SFAS No. 123 was approximately $951,000. The amount is based on the following assumptions: no expected dividends, a discount rate of 3.7%, volatility of 100%, and an expected life of 7 years.

NOTE 8 – EXERCISE OF STOCK WARRANTS

On July 5, 2001, a shareholder exercised a warrant to purchase 238,095 shares of the Company at a price of $2.10 per share, or aggregate consideration of $500,000. Watley and another shareholder were each paid a $25,000 for equity financing placement fees, which has been recorded as a reduction to additional paid-in capital.

CETALON CORPORATION and Subsidiaries
Notes to Consolidated Financial Statements
Three months ended August 31, 2001 and 2000
(Unaudited)

NOTE 9 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, is effective for the Company beginning June 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The adoption of SFAS No. 133 did not have a material impact on the Company’s financial position or results of operations.

SFAS No. 141, “Business Combinations,” is effective July 1, 2001 and establishes accounting and reporting standards to reflect only the purchase method of accounting for business combinations. The adoption of SFAS No. 141 did not have a material impact on the Company’s financial statements.

NOTE 10 – COMMENTS AND CONTINGENCIES

Certain Key Senior Executives of the Company have entered into employment agreements with the Company. The agreements include provisions regarding change of control of the Company, as defined, such as acceleration of stock options and certain severance benefits including salary continuation, entitlement to bonus payments and medical benefit coverage's for a specified period of time. The agreements also provide for severance payments in the event of termination for reasons other than cause.

NOTE 11 – SUBSEQUENT EVENTS

In September 2001, the Company entered into an equity line of credit agreement with several investors. The investors agreed to purchase up to $3,000,000 of newly-issued common stock of the Company over the next 12 months at a price equivalent to 90% of fair market value at the date of the purchase. The investors agreed to purchase a minimum of $250,000 per month and are able to accelerate the minimum purchase with the Company’s consent.

Item 2. Management’s Discussion and Analysis

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could materially differ from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled Stores, Distribution, Information Systems, Competition, Government Regulation, and Business Risks included in the Company’s Form 10-KSB for the year ended May 31, 2001.

Overview

Cetalon Corporation, formerly Sportsman’s Wholesale Co., and its subsidiaries are engaged in retailing nutritional and personal care products through licensed retail departments in Sears Canada and Sears U.S. department stores. The Company operates its “store within a store” locations under the name “Sears Health Food and Fitness Shops” in Canada and under the name “Sears Health Food and Nutrition Centers” in the United States. As of October 12, 2001, the Company operates 46 Sears Health Food and Fitness Shops in Canada (including 12 locations through franchisees) and 10 Sears Health Food and Nutrition Centers in the United States (all in California).

During the three months ended August 31, 2001, the Company opened 10 new owned retail stores (all in the United States), and closed no owned stores. No franchise stores were opened or closed in the Unites States or Canada during the three months ended August 31, 2001.

Claydan Transaction and Share Exchange

In early 2001, the Company and its subsidiaries entered into a series of transactions that altered the ultimate ownership of the operating assets of the business and created the new consolidated entity that exists as of August 31, 2001.

On February 6, 2001, 1129 Holding and Cetalon Canada entered into an Asset Purchase Agreement to acquire substantially all of Claydan’s assets and assume substantially all of its recorded liabilities (the “Claydan Transaction”). To effect the Claydan Transaction, 362,561 shares of 1129 Holding’s stock was exchanged for the net assets of Claydan. Upon the closing of the Claydan Transaction, the acquired assets and business operations of Claydan constituted virtually the entire operating assets of Cetalon Canada and 1129 Holding. Therefore, the Claydan Transaction was accounted for as a recapitalization of Claydan with the assets acquired and liabilities assumed recorded at their existing basis of accounting. Cetalon Canada and 1129 Holding also adopted the May 31 fiscal year-end of Claydan.

Effective March 12, 2001, approximately one month following the closing of the Claydan Transaction, the Company, then an enterprise with limited operations, whose common stock was eligible to be quoted on the OTC Bulletin Board, entered into an Agreement and Plan of Share Exchange with the stockholders of 1129 Holding (the “Share Exchange”). As a result of the Share Exchange, 1129 Holding became a wholly-owned subsidiary of the Company and, in conjunction with other share and business transactions that occurred in or about the same time frame, more than 50% voting control of the Company changed in favor of 1129 Holding’s stockholders and operational control of the Company changed in favor of 1129 Holding’s management. Pursuant to the terms of the Share Exchange, the Company issued 2,064,802 shares of its $.0001 par value common stock to the stockholders of 1129 Holding for an equal number of shares of common stock of 1129 Holding, which shares represented all of the outstanding shares of capital stock of 1129 Holding.

Included in such other share transactions was the return by the majority shareholder of 23,950,000 shares of the Company’s common stock to its treasury for cancellation in consideration of the payment by the Company of the sum of $100,000. The majority shareholder was the Company’s sole executive officer and director immediately prior to the closing of the Share Exchange. As of such time, the shares returned by him constituted approximately 90% of the Company’s then-issued and outstanding shares.

Also included in such other business transactions, the sole remaining executive officer and director of the Company resigned in favor of the officers and directors of 1129 Holding and the Company disposed of all of the capital stock of its wholly-owned subsidiary, Cap’s Wholesale Sporting Goods, Inc. (“Caps”). The assets and business operations of Caps were insignificant prior to and as of the date of the transactions.

Shortly before the closing of the Share Exchange, 1st Zamora Corporation, a Nevada corporation (“1st Zamora”), sold 2,393,280 shares of the Company’s common stock, which were then owned by 1st Zamora, to various third-party investors. 1st Zamora had acquired such shares on December 29, 2000, from the Company’s former chief executive officer. Included in such share sales were 455,180 shares of the Company’s common stock that were purchased by certain stockholders of 1129 Holding.

As a result of the Share Exchange and the other share and business transactions, the Company’s acquisition of 1129 Holding was accounted for as a “Reverse Acquisition” because the stockholders of 1129 Holding, as the legal acquiree, obtained more than 50% voting control of the Company, the legal acquirer. Accordingly, for accounting purposes, 1129 Holding was treated as the continuing reporting entity and “Accounting Acquiror” that acquired the Company, which accounting treatment resulted in the Company adopting the May 31 fiscal year-end of 1129 Holding.

As a result of these business transactions, the Company, through its wholly-owned subsidiaries, continued substantially the same business operations in which Claydan had been engaged.

Results of Operations

The following table presents the percent to sales of certain items included in the Company’s consolidated statements of operations, unless otherwise indicated:

	Three Months Ended

	Aug. 31,	Aug. 31,
	2001	2000

Statement of Operations Data:

Sales	100.0%	100.0%

Cost of sales	64.1	59.4

Gross profit	35.9	40.6

Selling, general, and administrative expenses	212.8	66.8

Loss before other income (expense) and income taxes	(176.9)	(26.2)

Franchise fees	1.2	1.6

Other income (expense)	0.0	1.6

Interest expense	(3.7)	(1.3)

Net loss before income taxes	(179.4)%	(24.3)%

Three Months Ended August 31, 2001 Compared to Three Months Ended August 31, 2000

Sales were approximately $1.4 million for the three months ended August 31, 2001, compared to approximately $1.25 million for the three months ended August 31, 2000. The increase in sales was due to the opening of ten new stores in the United States in June 2001. The US sales were approximately $0.2 million for the three months ended August 31, 2001. The Canadian operation sales were approximately $1.2 million for the three months ended August 31, 2001, compared to approximately $1.25 million for the three months ended August 31, 2000. The decrease in sales in Canada of 4%, was mainly caused by reduced inventory levels at the stores.

Gross profit, defined as sales less cost of sales, decreased as a percentage of net sales to 35.9% for the three months ended August 31, 2001 from 40.6% for the same period in the prior year. The decrease in gross profit as a percentage of net sales was mainly the result of discounting certain overstocked products in Canada stores and lower initial gross margins in the United States stores.

Selling, general and administrative expenses increased as a percentage of net sales to 212.8% for the three months ended August 31, 2001, from 66.8% for the three months ended August 31, 2000. This increase resulted from the start up of store and corporate operations in the United States during 2001, including business strategy consulting, public relations, investor communications, grand opening advertising, other store pre-opening costs, and pre-opening temporary store labor. Total selling, general and administrative expenses for the US operation was approximately $2.1 million, which is comprised of $0.9 million (44%) start up costs and $1.2 million (56%) other selling, general and administrative expenses. Total selling, general and administrative expenses for the Canadian operation (excluding the U.S. costs) were approximately $0.9 million or 78.8% as a percentage of net sales for the three months ended August 31, 2001, compared to approximately $0.8 million or 66.8% as percentage of net sales for the three months ended August 31, 2000. The approximately 11% increase was due to additional advertising and fixed operating costs, such as payroll.

The Company’s loss before other income and income taxes increased $2.3 million to $2.5 million for the three months ended August 31, 2001, from $0.3 million for the three months ended August 31, 2000. This increase was the result of the significant increase in selling, general and administrative expenses described above.

Interest expense increased to approximately $52,000 for the three months ended August 31, 2001 from approximately $17,000 for the three months ended August 31, 2000 due to the long-term settlement agreements entered into by Company and its vendors during from January to April 2001.

Net income tax benefits were not recognized during the three months ended August 31, 2001 or 2000 due to the valuation allowance established by the Company.

As a result of the above, the Company reported a net loss of approximately $2.5 million for the three months ended August 31, 2001 compared to a net loss of approximately $0.3 million for the three months ended August 31, 2000.

Liquidity and Capital Resources

The Company has financed its operations and expansion program to date principally through debt issuances, advances from related parties, and equity infusions. Additional sources of financing have included vendor terms on inventory purchases. The events that occurred on September 11, 2001, have caused disruption of the domestic and foreign capital markets. Such events have had a material adverse effect on the timing, pricing, and availability to the Company of required cash infusions of equity or debt.

Cash used in operations was $1,691,173 for the three months ended August 31, 2001, compared to cash used in operations of $87,997 for the same period in the prior year. The significant increase in cash used in operations was primarily caused by the start-up of the United States operations during the three months ended August 31, 2001. During the period from January 2001 through April 2001, the Company entered into Settlement Agreements totaling approximately $1,700,000 with its major creditors, including its trade vendors, notes payable holders, and related parties. The Settlement Agreements offered the creditors the following options for repayment of the outstanding balance: (i) 40% over 12 months, (ii) 60% over 24 months, (iii) 75% over 36 months, or (iv) 120% over 48 months. The Company’s creditors primarily selected either 40% over 12 months or 120% over 48 months.

The Company has used cash in investing activities since inception to purchase leaseholds, fixtures and equipment for new stores. Net cash used in investing activities was $207,847 for the three months ended August 31, 2001, as compared to $544 for the same period in the prior year.

Net cash provided by or used in financing activities consist primarily of repayments on the Company’s settlement agreement liabilities and proceeds from equity infusions.

The Company’s primary long-term capital requirements consist of opening new stores, costs related to closing and/or acquisition of franchise operations, and investments in capital improvements/working capital.

All of the Company’s stores are located within Sears’ department stores. The Company pays Sears a commission based on net sales as part of the Sears License Agreements. The Company expects to open, contingent upon the approval of Sears, a significant amount of new stores during the next few years. These locations generally require capital expenditures of $30,000 for fixtures and equipment and leasehold improvements. Additionally, store openings require cash of approximately $20,000 for inventory, before accounts payable financing.

Earlier this year the Company negotiated extended terms on a significant portion of its trade payables, notes payable, and related party advances due to cash flow constraints. The Company has had inventory levels reduced in its stores due to reduced availability of cash to make purchases but had significantly increased these levels by the summer of 2001. The Company has relied on equity investment infusions of cash to continue operations. If the Company is unable to generate and maintain positive operating cash flows and operating income in the future, or continue to obtain equity financing, it would likely require funding from other sources. If needed, the Company’s inability to raise capital would materially and adversely harm the Company’s business and financial condition. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to the Company’s stockholders.

Seasonality and Inflation

The Company’s business is subject to some seasonal fluctuations and it typically realizes lesser sales volume and operating profits during the summer months. In addition, because Sears department stores typically draw customers from a large trade area, sales may be impacted by adverse weather or travel conditions.

The Company’s results of operations and financial position are presented based upon historical cost. Although the Company cannot accurately anticipate the effect of inflation on its operations, it does not believe inflation is likely to have a material adverse effect on its net sales or results of operations.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, is effective for the Company beginning June 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The adoption of SFAS No. 133 did not have a material impact on the Company’s financial position or results of operations.

SFAS No. 141, “Business Combinations,” is effective July 1, 2001 and establishes accounting and reporting standards to reflect only the purchase method of accounting for business combinations. The adoption of SFAS No. 141 did not have a material impact on the Company’s financial statements.

SFAS No. 142, “Goodwill and Other Intangible Assets,” is effective December 15, 2001 and establishes accounting and reporting standards for goodwill and other intangible assets. The adoption of SFAS No. 142 will not have a material impact on the Company’s financial statements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 13, 2001 Natural Bridge, Inc. filed a Writ of Summons against the Company styled, Natural Bridge, Inc. v. Claydan Enterprises, Inc., John Danylowich and Cetalon Corporation, in the Court of Common Pleas, Civil Trial Division, Philadelphia Country, docket number 1614. Plaintiff has requested relief according to proof at trial. Plaintiff’s complaint alleges that the Company assisted Claydan Enterprises Inc. with breaching the terms of a term sheet. Management believes that the allegations are without merit and intends to defend the Company’s position vigorously.

From time to time, the Company may be engaged in litigation in the ordinary course of business or in respect of which it is insured or the cumulative effect of which litigation the Company’s management does not believe may reasonably be expected to be materially adverse. With respect to existing claims or litigation, the Company’s management does not believe that they will have a material adverse effect on the Company’s financial condition, results of operations, or future cash flows.

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

                None

         (b)  Reports on Form 8-K

     During the three months ended August 31, 2001, the Company filed the following Current Reports on Form 8-K:

1.	On June 12, 2001, the Company filed a Current Report in which it provided further disclosure of certain legal and accounting analysis of the transaction first disclosed in the Company's Current Report filed on March 16, 2001, and announced the adoption of May 31 as the Company's fiscal year end.

2.	On June 22, 2001, the Company filed a Current Report in which it announced its decisions to engage Deloitte & Touche LLP as the Company's independent auditors and not to renew Tanner + Co.'s engagement.

3.	On August 9 and 14, 2001, the Company filed amended Current Reports on Form 8-K to its Current Report filed on March 16, 2001, in which the Company announced the completion of a series of transactions among the Company, its first-tier wholly-owned subsidiary, 1129 Holdings, Inc., and its second-tier wholly-owned subsidiary, Cetalon Company of Canada. Included in the August amendments to the Current Report were the financial statements of Cetalon Company of Canada.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 26, 2001.

CETALON CORPORATION

By:	/s/ A. John A. Bryan, Jr. A. John A. Bryan, Jr. Chief Executive Officer Principal Executive Officer

By:	/s/ Neil T. Watanabe Neil T. Watanabe Chief Financial Officer Principal Financial Officer