Form 10QSB
period 2001-11-30
CETALON CORP
filed 2002-01-17
CIK 1071157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly or Transitional Report Under Section 13 or 15(d) of the Securities
and Exchange Act of 1934 Quarterly or Transitional Report

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2001

OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

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

         On January 17, 2002 there were 6,754,643 shares of the Registrant’s Common Stock outstanding.

INDEX

			Page
Part I.	Financial Information

	Item 1.	Financial Statements – Unaudited

		Consolidated Balance Sheet at November 30, 2001	4

		Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended November 30, 2001 and November 30, 2000	5

		Consolidated Statements of Cash Flows for the six months ended November 30, 2001 and November 30, 2000	6

		Notes to Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis	12

Part II.	Other Information

	Item 1.	Legal Proceedings	17

	Item 6.	Reports on Form 8-K	17

Signatures			18

FORWARD-LOOKING INFORMATION

         This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “should”, or “will” or the negative of these terms or other comparable terminology. These statements are only predictions, and forward-looking statements, and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Business Risks” contained in Part I of the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 2001, that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. For all of these predictions and forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. The Company’s expectations are as of the date of this Form 10-QSB is filed, and the Company does not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-QSB is filed to conform these statements to actual results, unless required by law.

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

CETALON CORPORATION and Subsidiaries
CONSOLIDATED BALANCE SHEET
(unaudited)

November 30,
2001
ASSETS

CURRENT ASSETS:

Cash	$189,810

Accounts receivable	233,495

Inventory (Note 4)	1,586,653

Prepaid expenses and other current assets	52,717

Total current assets	2,062,675

PROPERTY AND EQUIPMENT, net	588,484

OTHER ASSETS, net (Note 5)	44,444

TOTAL	$2,695,603

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Bank overdraft	$15,574

Accounts payable (Note 4)	2,937,197

Due to franchisees (Notes 3 and 4)	162,524

Current portion of settlement agreement liabilities (Notes 3 and 4)	473,344

Accrued liabilities	738,181

Total current liabilities	4,326,820

CONVERTIBLE NOTE PAYABLE, NET OF DISCOUNT (Note 5)	812,500

SETTLEMENT AGREEMENT LIABILITIES (Notes 3 and 4)	1,225,986

Total liabilities	6,365,306

COMMITMENTS AND CONTINGENCIES	—

SHAREHOLDERS’ DEFICIENCY (Note 2):

Preferred stock, $.0001 par value, 50,000,000 authorized, none outstanding

Common stock, $.0001 par value, 50,000,000 authorized, 6,185,654 outstanding	619

Additional paid-in-capital (Note 4)	4,640,357

Treasury stock	(100,000)

Deferred compensation (Note 6)	(58,500)

Accumulated deficit (Note 2)	(8,252,126)

Accumulated other comprehensive income	99,947

Total shareholders’ deficiency	(3,669,703)

TOTAL	$2,695,603

See accompanying notes to consolidated financial statements.

CETALON CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended		Six Months Ended

	November 30,	November 30,	November 30,	November 30,
	2001	2000	2001	2000
SALES	$1,919,828	$767,440	$3,335,322	$2,019,356

COST OF SALES (Note 4)	1,284,112	450,821	2,192,001	1,194,910

GROSS PROFIT	635,716	316,619	1,143,322	824,446

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (Notes 4 & 6)	2,396,331	718,183	5,409,071	1,554,245

LOSS BEFORE OTHER INCOME (EXPENSE) AND INCOME TAXES	(1,760,615)	(401,564)	(4,265,749)	(729,799)

OTHER INCOME (EXPENSE):

Franchise fees (Note 4)	19,256	20,377	35,975	40,401

Other income (Note 4)	—	19,851	705	40,137

Interest expense (Note 3)	(109,292)	(16,660)	(161,092)	(33,368)

Total other income (expense), net	(90,036)	23,568	(124,412)	47,170

LOSS BEFORE INCOME TAXES	(1,850,651)	(377,996)	(4,390,162)	(682,629)

INCOME TAXES	—	—	—	—

NET LOSS (Note 2)	(1,850,651)	(377,996)	(4,390,162)	(682,629)

OTHER COMPREHENSIVE INCOME

Foreign currency translation	22,444	65,924	25,992	51,059

COMPREHENSIVE LOSS	$(1,828,207)	$(312,072)	$(4,364,170)	$(631,570)

BASIC AND DILUTED LOSS PER SHARE	$(0.31)	$(0.83)	$(0.77)	$(1.68)

WEIGHTED-AVERAGE NUMBER OF SHARES USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER SHARE	5,884,581	375,700	5,675,445	375,700

See accompanying notes to consolidated financial statements.

CETALON CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended November 30,

	2001	2000
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net loss	$(4,390,162)	$(682,629)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	120,950	37,955

Amortization of deferred compensation	90,450	—

Amortization of discount on convertible note payable	62,500	—

Changes in operating assets and liabilities:

Accounts receivable	(2,358)	90,055

Inventory	(963,222)	339,566

Prepaid expenses and other current assets	61,937	4,338

Accounts payable	2,428,278	194,941

Due to franchisees	(108,079)	73,175

Accrued liabilities	355,817	(55,168)

Net cash provided by (used in) operating activities	(2,343,889)	2,233

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchase of property and equipment	(272,320)	(23,660)

Net cash used in investing activities	(272,320)	(23,660)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Net proceeds from issuance of common stock	1,159,230	—

Payment on settlement agreement liabilities, net	(383,648)	—

Net proceeds from related party loans and advances	—	113,328

Net proceeds (repayment) on notes payable	1,000,000	(29,180)

Increase in bank overdraft	15,574	—

Deferred financing costs	(50,000)	—

Net cash provided by financing activities	1,741,156	84,148

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7,505)	(2,264)

INCREASE (DECREASE) IN CASH	(882,558)	60,457

CASH, BEGINNING OF PERIOD	1,072,368	14,194

CASH, END OF PERIOD	$189,810	$74,651

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the six months ended for- Interest	$47,292	$23,213

See accompanying notes to consolidated financial statements.

CETALON CORPORATION and Subsidiaries
Notes to Consolidated Financial Statements
Six months ended November 30, 2001 and 2000
(Unaudited)

NOTE 1 – GENERAL

The accompanying unaudited consolidated financial statements of Cetalon Corporation and subsidiaries (“Cetalon” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature and necessary for a fair statement of the results for the interim periods presented. The interim financial statement contained in this Form 10-QSB has not been reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, and therefore this Form 10-QSB does not contain any report of any accountant.

Because of the seasonal nature of the Company’s business, the results of operations for the six months ended November 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended May 31, 2001, included in the Company’s Annual Report on Form 10-KSB (File No. 000-32475) filed with the Securities and Exchange Commission on October 2, 2001.

NOTE 2 – PLANS REGARDING GOING CONCERN

The Company and its management recognize the Company’s financial weaknesses and cash flow concerns, which are characterized by recurring losses and shareholders’ deficiency. The Company has developed operational and strategic plans to improve the Company’s long-term financial condition, and financial sourcing strategies with the goal of providing working capital to the business. The Company has signed an agreement with a group of investors for a $3.0 million equity line of credit, which is anticipated to be drawn down in 12 monthly trenches, which was initiated in October 2001. The Company has received average cash equity line up to $776,729 as of November 30, 2001. Prior to Cetalon initiating the equity line, the price per share stipulated under the equity agreement, was revised to better reflect the market price for Cetalon’s stock. The price per share went from $3.27 per share to $2.00 per share. The Company has also received term sheets from various debt, equity and strategic investors for investment commitments, which are currently under consideration by the Company. The Company is also under negotiation with various financial institutions to establish leasing facilities and bank lines, which it anticipates will be available to the Company. In addition to a strategic growth plan, the Company has developed operational initiatives, including marketing plans, customer programs, and enhanced associate training. To maintain operating cash levels, the Company expects to periodically obtain equity funding, attempting to balance cash needs and the shareholder dilution that is created by the issuance of new shares. In addition, inventory management and expense control policies and programs are being enhanced to maximize the Company’s working capital efficiency. While the Company’s strategic, operational, and financing plans are designed to improve the Company’s financial condition and meet its working capital needs, there can be no assurance that the Company will be able to achieve its desired results or that other factors may not cause the Company’s financial condition to be further weakened.

CETALON CORPORATION and Subsidiaries
Notes to Consolidated Financial Statements
Six months ended November 30, 2001 and 2000
(Unaudited)

NOTE 3 – CREDITOR SETTLEMENT AGREEMENTS

During the period from January 2001 through April 2001, the Company entered into Settlement Agreements totaling $1,700,000 with its major creditors, including its trade vendors, notes payable holders, and related parties. The Settlement Agreements offered creditors the following options for repayment of the outstanding balance: 40 percent over 12 months, 60 percent over 24 months, 75 percent over 36 months, or 120 percent over 48 months. The Company’s creditors primarily selected either 40 percent over 12 months or 120 percent over 48 months. months. For the year ended May 31, 2001 the Company recorded approximately $52,000 as other income as a result of certain creditors accepting settlement agreements, which was less than the balance owed to the creditor. Amounts owed under the Settlement Agreements have been classified as current and long term according to the terms of repayment. The amount that will ultimately be paid to the creditors in excess of the original balances owed is being recorded as interest expense over the term of the repayment.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company’s shareholders or their relatives own certain franchises. As of November 30, 2001, approximately $15,829 is payable to related franchisees and are included in due to franchisees in the accompanying balance sheet.

Combined franchise fees and advertising fees were paid by related franchisees in the amounts of approximately $29,710 and $30,332 for the three months ended November 30, 2001 and 2000, respectively. For the six months ended November 30, 2001 and 2000, combined fees paid by related franchisees was approximately $45,566 and $46,445, respectively.

The Company has purchased certain inventory from a corporation owned by a shareholder. For the three and six months ended November 30, 2000, the Company purchased $29,409 and $123,980, respectively, from the related corporation.

The Company received management fees from franchises owned by related parties and the supplier owned by a shareholder of the Company in the amount of $19,851 and $40,137, respectively, for the three and six months ended November 30, 2000. Such amounts are included in other income.

During March 2001, the Company entered into a consulting agreement with the Watley Group, LLC (“Watley”), a shareholder and an investment banking company in which the Company’s Chairman and Vice Chairman – Chief Executive Officer are executive officers or directors. Services provided by Watley include strategic and operational planning, providing senior management for the Company, investment banking, debt or equity offering placement, and acquisition assistance. During the three and six months ended November 30, 2001, the Company incurred fees with Watley of $97,483 and $232,083, respectively, for management and consulting services, which are included in selling, general, and administrative expenses, and $52,500 and $77,500, respectively, for equity financing placement fees, which have been recorded as a reduction to additional paid in capital. Effective with November 01, 2001, The Watley Group, LLC (“Watley”) provided notice of immediate termination of the agreement, which has been accepted by Cetalon. During June 2001, the Company entered into a month-to-month rental agreement with Watley,

CETALON CORPORATION and Subsidiaries
Notes to Consolidated Financial Statements
Six months ended November 30, 2001 and 2000
(Unaudited)

for executive office space, which provides for monthly rent of approximately $5,000 plus expense reimbursements. During the three and six months ended November 30, 2001, the Company incurred fees with Watley of $15,088 and $28,651, respectively, for rent, which are included in selling, general and administrative expenses. As of November 30, 2001, the Company owed $17,044 to Watley, and is included in accounts payable in the accompanying consolidated balance sheet. Beginning November 1, 2001, all obligations for services under the consulting agreement with Watley have been terminated.

At November 30, 2001, settlement agreement liabilities include $139,053 due to a franchises owned by related parties.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

In August 2001, the Company received a $1,000,000 loan from a vendor who is also a shareholder. Two directors of the Company are also executive officers of the vendor/shareholder. The loan bears interest at 12 percent per annum and is payable in full, with accrued interest, in August 2004. The Company, at its option, has the right to repay up to one-third of the original note amount, without penalty, each year during the term of the note. The note payable can be converted, in whole or in part, into common stock of the Company at the option of the creditor at any time after July 2002. The conversion price is the lessor of 80 percent of the fair market value of the Company’s common stock as defined in the note payable, or $2.00, with a floor conversion price of $1.40. The value of the conversion feature was determined to be $250,000, based on the fair market value of the common stock of the Company on the commitment date and the conversion price on the commitment date. This discount is being amortized as interest expense over the one-year term to the date conversion is allowed. Watley and another shareholder were each paid a $25,000 placement fee for the transaction, which are included in other assets in the accompanying consolidated balance sheet. The fees are being amortized over the three-year term of the loan.

NOTE 6 – STOCK BASED COMPENSATION

On July 24, 2001 the Company adopted the 2001 Equity Incentive Plan (the “Plan”) to provide stock-based compensation to employees, officers, directors and consultants. The Plan provides for non-qualified stock options, supplemental stock options, stock bonus rights, restricted share grants, and stock appreciation rights. The maximum number of shares authorized under the Plan is 1,550,000. The Plan provides the exercise price of non-qualified stock options granted under the Plan is to be at fair market value on the date of the grant. Supplemental stock options and restricted stock grants may be issued at 85% of the fair market value on the date of the grant. The options vest over three years and expire after ten years. The Plan provides for accelerated vesting for certain executives in the event of a change of control or other events as defined by the Plan.

The Company granted 925,500 non-qualified stock options during the six months ended November 30, 2001 at an exercise price of $0.85 per share. Fair market values as of date of grant was $1.17, however there were 35,000 stock option grants at the fair market value price as of the date of the stock option grant for two of the Company’s managers, their stock option grant date is October 26th and the price was $1.60 on that date, accordingly the Company is recognizing compensation expense over the vesting period. No options have been exercised or canceled during the six months ended November 30, 2001. No supplemental stock options, stock bonus rights, or stock appreciation rights were issued or are outstanding as of November 30, 2001.

During the six months ended November 30, 2001, the Company granted 100,000 shares of restricted common stock to an officer of the Company. The restricted shares were recorded at $1.17 cents per share, with $117,000 recorded to additional paid-in-capital and deferred compensation, which is being amortized over 12 months. Amortization expense of $90,450 was recorded for the six months ended November 30, 2001.

The Company also granted 17,500 shares of restricted common stock to a former employee of the Company and recorded compensation expense of $19,500.

CETALON CORPORATION and Subsidiaries
Notes to Consolidated Financial Statements
Six months ended November 30, 2001 and 2000
(Unaudited)

Additionally, the Company has an incentive program with certain employees whereby the employees may be granted shares of restricted common stock based on the Company’s retail stores achieving specific sales goals. As of November 30, 2001, a total of 126,000 shares of restricted common stock are available for grant to the employees, of which none have been granted.

The Company granted 50,000 stock options to certain directors in March 2001 at an exercise price of $0.25 per share. Compensation cost of $28,000 was recorded for the six months ended November 30, 2001 because the exercise price was less than fair value.

Had compensation cost for the Company’s stock-based compensation plans been determined based on the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” the Company’s net loss would have increased by approximately $48,000 for the three and six months ended November 30, 2001.

The estimated fair value of stock options and restricted common stock granted during the three and six months ended November 30, 2001 pursuant to SFAS No. 123 was approximately $951,000. The amount is based on the following assumptions: no expected dividends, a discount rate of 3.7%, volatility of 100%, and an expected life of 7 years.

NOTE 7 – EXERCISE OF STOCK WARRANTS

On July 5, 2001, a shareholder exercised an option to purchase 238,095 shares of the Company at a price of $2.10 per share, or aggregate consideration of $500,000. Watley and another shareholder each paid a $25,000 for equity financing placement fees, which has been recorded as a reduction to additional paid-in capital.

NOTE 8 – REGISTRATION OF COMMON SHARES ON FORM S-8

On November 30, 2001 the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission for the issuance of up to 1,550,000 shares of its $0.0001 par value common stock to be used for various future issuances, including the Company’s 2001 Equity Incentive Plan (the “Plan”). The Plan was created to provide selected employees, directors, and consultants of the Company, or its affiliates, with options to purchase the Company’s common stock or other equity interests in the Company. The Plan also allows for the Company to grant stock bonuses, rights to purchase restricted stock, and stock appreciation rights.

CETALON CORPORATION and Subsidiaries
Notes to Consolidated Financial Statements
Six months ended November 30, 2001 and 2000
(Unaudited)

NOTE 9 – FINANCIAL ADVISORY AGREEMENT

On October 30, 2001, the Company entered into an agreement with Rubin Investment Group, Inc. (“RIG”) for financial advisory services. As consideration for RIG’s services, the Company issued 50,000 shares of its common stock to RIG, and options to purchase 500,000 shares at $1.75 per share and 250,000 shares at $2.00 per share respectively of the Company’s common stock that were registered on November 30, 2001.

NOTE 10 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Certain Key Senior Executives of the Company have entered into employment agreements with the Company. The agreements include provisions regarding change of control of the Company, as defined, such as acceleration of stock options and certain severance benefits including salary continuation, entitlement to bonus payments and medical benefit coverages is for a specified period of time. The agreements also provide for severance payments in the event of termination for reasons other than cause.

NOTE 12 – SUBSEQUENT EVENTS

On December 04, 2001, the Company entered into an investment banking agreement with Wells Fargo Van Kasper LLC (“WFVK”). WFVK agreed to provide the Company with investment banking services for business acquisitions being pursued by the Company, and for a private placement of equity, equity-related, and debt securities up to $25,000,000. The Company was required to pay a non-refundable retainer of $75,000 to WFVK upon the signing of the agreement, and was required to pay $250,000 to WFVK upon completion of a business acquisition. Subsequent to the finalization of this agreement, the Company decided not to pursue this agreement and did not complete the conditions to initiate the agreement. In addition based on the Company’s merger/acquisition options the Company is evaluating a revised proposal from WFVK.

On December 12, 2001 Anthony J. Bryan, Chairman of the Board of Directors, and John A. Bryan, Chief Executive Officer and Vice Chairman of the Board of Directors, have resigned from the Company. Key members of the Company’s senior management team will report to the Board of Directors on an interim basis until a new CEO is appointed.

On December 31, 2001 Sears Canada Inc. has contacted the Company and advised that certain terms and conditions of the Company’s license with Sears Canada are not being met. The Company’s management team is working on remedies to those concerns with Sears Canada. Sears Canada has indicated to the Company that it has until January 31, 2002 to provide resolution adequate to Sears Canada to address its concerns.

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

Overview

Cetalon Corporation, formerly Sportsman’s Wholesale Co., and its subsidiaries are engaged in retailing nutritional and personal care products through licensed retail departments in Sears Canada and Sears U.S. department stores. The Company operates its “store within a store” locations under the name “Sears Health Food and Fitness Shops” in Canada and under the name “Sears Health Food and Nutrition Centers” in the United States. As of January 14, 2002, the Company operates 46 Sears Health Food and Fitness Shops in Canada (including 10 locations through franchisees) and 10 Sears Health Food and Nutrition Centers in the United States (all in California).

During the three months ended November 30, 2001, the Company opened two new owned retail stores (all in Canada) and closed no owned stores. No franchise stores were opened or closed in the United States or Canada during the three months ended November 30, 2001. The Company acquired one franchise store in Canada during the three months ended November 30, 2001.

Claydan Transaction and Share Exchange

In early 2001, the Company and its subsidiaries entered into a series of transactions that altered the ultimate ownership of the operating assets of the business and created the new consolidated entity that exists as of November 30, 2001.

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

As a result of the Share Exchange and the other share and business transactions, the Company’s acquisition of 1129 Holding was accounted for as a “Reverse Acquisition” because the stockholders of 1129 Holding, as the legal acquiree, obtained more than 50% voting control of the Company, the legal acquirer. Accordingly, for accounting purposes, 1129 Holding was treated as the continuing reporting entity and “Accounting Acquirer” that acquired the Company, which accounting treatment resulted in the Company adopting the May 31 fiscal year-end of 1129 Holding.

As a result of these business transactions, the Company, through its wholly owned subsidiaries, continued substantially the same business operations in which Claydan had been engaged.

Results of Operations

The following table presents the percent to sales of certain items included in the Company’s consolidated statements of operations, unless otherwise indicated:

	Three Months Ended		Six Months Ended

	Nov. 30	Nov. 30	Nov. 30,	Nov. 30,
	2001	2000	2001	2000

Statement of Operations Data:

Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	66.9	58.7	65.7	59.2

Gross profit	33.1	41.3	34.3	40.8

Selling, general, and administrative expenses	124.8	93.6	162.2	77.0

Loss before other income (expense) and income taxes	(91.7)	(52.3)	(127.9)	(36.2)

Franchise fees	1.0	2.6	1.1	2.0

Other income (expense)	0.0	2.6	0.0	2.0

Interest expense	(5.7)	(2.2)	(4.8)	(1.6)

Net loss before income taxes	(96.4)%	(49.3)%	(131.6)%	(33.8)%

Three Months Ended November 30, 2001 Compared to Three Months Ended November 30, 2000

Sales were approximately $1.9 million for the three months ended November 30, 2001, compared to approximately $0.8 million for the three months ended November 30, 2000. The increase in sales was due to a significant increase in sales in the Company’s Canadian locations and the opening of ten new stores in the United States in June 2001. The U.S. sales were approximately $0.3 million for the three months ended November 30, 2001. The Canadian operation sales were approximately $1.6 million for the three months ended November 30, 2001, compared to approximately $0.8 million for the three months ended November 30, 2000. The increase in sales in Canada of 115.0% was mainly the result of a larger advertising program during the three months ended November 30, 2001 as compared to the three months ended November 30, 2000 and on improved in stock position over the prior year. The Company incurred approximately $425,000 of net advertising expense in Canada during the three months ended November 30, 2001, compared to approximately $100,000 of net advertising expense for the same period in the previous year.

Gross profit, defined as sales less cost of sales, decreased as a percentage of net sales to 33.1% for the three months ended November 30, 2001 from 41.3% for the same period in the prior year. The decrease in gross profit as a percentage of net sales was mainly the result of certain an aggressive promotional advertising campaign in the Canadian operations to drive traffic and sales.

Selling, general and administrative expenses increased as a percentage of net sales to 124.8% for the three months ended November 30, 2001, from 93.6% for the three months ended November 30, 2000. This increase resulted from the start-up of store and corporate operations in the United States during 2001, including business strategy consulting, public relations, investor communications. Total selling, general and administrative expenses for the US operation was approximately $1.0 million, which is comprised of $0.3 million (30%) stores operating expenses and $0.7 million (70%) other selling, general and administrative expenses. Total selling, general and administrative expenses for the Canadian operation (excluding the U.S. costs) were approximately $1.4 million or 84.8% as a percentage of net sales for the three months ended November 30, 2001, compared to approximately $0.7 million or 93.6% as percentage of net sales for the three months ended November 30, 2001. The decrease as a percentage of net sales was due to better leveraging of store and corporate labor expenses.

The Company’s loss before other income and income taxes increased $1.4 million to $1.8 million for the three months ended November 30, 2001, from $0.4 million for the three months ended November 30, 2000. This increase was the result of the significant increase in selling, general and administrative expenses described above.

Interest expense increased to approximately $109,000 for the three months ended November 30, 2001 from approximately $17,000 for the three months ended November 30, 2000 due to the long-term settlement agreements entered into the Company and its vendors during from January to April 2001.

Net income tax benefits were not recognized during the three months ended November 30, 2001 or 2000 due to the valuation allowance established by the Company.

As a result of the above, the Company reported a net loss of approximately $1.9 million for the three months ended November 30, 2001 compared to a net loss of approximately $0.4 million for the three months ended November 30, 2000.

Six Months Ended November 30, 2001 Compared to Three Months Ended November 30, 2000

Sales were approximately $3.3 million for the six months ended November 30, 2001, compared to approximately $2.0 million for the six months ended November 30, 2000. The increase in sales was due to a significant increase in sales in the Company’s Canadian locations and the opening of ten new stores in the United States in June 2001. The U.S. sales were approximately $0.5 million for the six months ended November 30, 2001. The Canadian operation sales were approximately $2.9 million for the six months ended November 30, 2001, compared to approximately $2.0 million for the six months ended November 30, 2000. The increase in sales in Canada of 41.3% was mainly the result of a larger advertising program during the three months ended November 30, 2001 as compared to the three months ended November 30, 2000. The Company incurred approximately $570,000 of net advertising expense in Canada during the six months ended November 30, 2001, compared to approximately $150,000 of net advertising expense for the same period in the previous year.

Gross profit, defined as sales less cost of sales, decreased as a percentage of net sales to 34.3% for the six months ended November 30, 2001 from 40.8% for the same period in the prior year. The decrease in gross profit as a percentage of net sales was mainly the result of an aggressive promotional advertising campaign in Canada stores to drive traffic and sales and lower initial gross margins in the United States stores as a result of special grand opening price reduction offers.

Selling, general and administrative expenses increased as a percentage of net sales to 162.2% for the six months ended November 30, 2001, from 77.0% for the six months ended November 30, 2000. This increase resulted from the start-up of store and corporate operations in the United States during 2001, including business strategy consulting, public relations, investor communications, grand opening advertising, other store pre-opening costs, and pre-opening temporary store labor. Total selling, general and administrative expenses for the US operation was approximately $3.1 million, which is comprised of $1.2 million (39%) start up costs and $1.9 million (61%) other selling, general and administrative expenses. Total selling, general and administrative expenses for the Canadian operation (excluding the U.S. costs) were approximately $2.3 million or 82.1% as a percentage of net sales for the six months ended November 30, 2001, compared to approximately $1.6 million or 77.0% as percentage of net sales for the six months ended November 30, 2001. The increase was primarily due to additional advertising expenses incurred during the six months ended November 30, 2001 as compared to the same period in the previous year.

The Company’s loss before other income and income taxes increased $3.6 million to $4.3 million for the six months ended November 30, 2001, from $0.7 million for the six months ended November 30, 2000. This increase was the result of the significant increase in selling, general and administrative expenses described above.

Interest expense increased to approximately $161,000 for the six months ended November 30, 2001 from approximately $33,000 for the six months ended November 30, 2000 due to the long-term settlement agreements entered into the Company and its vendors during from January to April 2001.

Net income tax benefits were not recognized during the six months ended November 30, 2001 or 2000 due to the valuation allowance established by the Company.

As a result of the above, the Company reported a net loss of approximately $4.4 million for the six months ended November 30, 2001 compared to a net loss of approximately $0.7 million for the six months ended November 30, 2000.

Liquidity and Capital Resources

The Company has financed its operations and expansion program to date principally through debt issuances, advances from related parties, and equity infusions. Additional sources of financing have included vendor terms on inventory purchases.

Cash used in operations was $2,343,889 for the six months ended November 30, 2001, compared to cash provided by operations of $2,233 for the same period in the prior year. The significant increase in cash used in operations was primarily caused by the start-up of the United States operations during the six months ended November 30, 2001. During the period from January 2001 through April 2001, the Company entered into Settlement Agreements totaling approximately $1,700,000 with its major creditors, including its trade vendors, notes payable holders, and related parties. The Settlement Agreements offered the creditors the following options for repayment of the outstanding balance: (i) 40% over 12 months, (ii) 60% over 24 months, (iii) 75% over 36 months, or (iv) 120% over 48 months. The Company’s creditors primarily selected either 40% over 12 months or 120% over 48 months.

The Company has used cash in investing activities since inception to purchase leaseholds, fixtures and equipment for new stores. Net cash used in investing activities was $272,320 for the six months ended November 30, 2001, as compared to $23,660 for the same period in the prior year.

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

Earlier this year the Company negotiated extended terms on a significant portion of its trade payables, notes payable, and related party advances due to cash flow constraints. The Company has had inventory levels reduced in its stores due to reduced availability of cash to make purchases but has significantly increased these levels by the summer of 2001. The Company has relied on equity investment infusions of cash to continue operations. If the Company is unable to generate and maintain positive operating cash flows and operating income in the future, or continue to obtain equity financing, it would likely require funding from other sources. If needed, the Company’s inability to raise capital would materially and adversely harm the Company’s business and financial condition. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to the Company’s stockholders.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 13, 2001 Natural Bridge, Inc. filed a Writ of Summons against the Company styled, Natural Bridge, Inc. v. Claydan Enterprises, Inc., John Danylowich and Cetalon Corporation, in the Court of Common Pleas, Civil Trial Division, Philadelphia Country, docket number 1614. Plaintiff has requested relief according to proof at trial. Plaintiff’s complaint alleges that Company assisted Claydan Enterprises Inc. with breaching the terms of a term sheet. Management believes that the allegations are without merit and intends to defend the Company’s position vigorously.

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

Item 6. Reports on Form 8-K

(a)	Reports on Form 8-K

During the three months ended November 30, 2001, the Company filed no Current Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 17, 2002.

CETALON CORPORATION

By:	/s/ Neil T. Watanabe Neil T. Watanabe Chief Financial Officer Principal Financial Officer