Form 10QSB/A
period 2001-11-30
CETALON CORP
filed 2002-05-20
CIK 1071157

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

        Quarterly or Transitional Report Under Section 13 or 15(d) of the
                      Securities and Exchange Act of 1934
                        Quarterly or Transitional Report

(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED November 30, 2001
                                               -----------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO _______________

                        COMMISSION FILE NUMBER 000-32475
                                              ----------

                               Cetalon Corporation
--------------------------------------------------------------------------------
         (Name of small business registrant as specified in its charter)

             Nevada                                      84-1408762
------------------------------               -----------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization

1801 Century Park East, Suite 1830, Los Angeles, California      90067-2320
------------------------------------------------------------   --------------
     (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:           (310) 843-3600
                                                    ----------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         On January 17, 2002 there were 6,434,240 shares of the Registrant's Common Stock outstanding.

                                      INDEX

                                                                            PAGE
                                                                            ----

Part I.  Financial Information

         Item 1.  Financial Statements - Unaudited

                  Consolidated Balance Sheet at November 30, 2001              4

                  Consolidated Statements of Operations and Comprehensive
                      Loss for the three and six months ended November 30,
                      2001 and November 30, 2000                               5

                  Consolidated Statements of Cash Flows for the six months
                      ended November 30, 2001 and November 30, 2000            6

                  Notes to Consolidated Financial Statements                   7

         Item 2.  Management's Discussion and Analysis                        12

Part II. Other Information

         Item 1.  Legal Proceedings                                           18

         Item 2.  Change in Securities                                        18

         Item 3.  Defaults upon Senior Securities                             18

         Item 4.  Submission of matters to a vote of Security Holders         18

         Item 5.  Other Information                                           18

         Item 6.  Reports on Form 8-K                                         18

Signatures                                                                    19

                           FORWARD-LOOKING INFORMATION

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company's future financial performance. The Company has attempted to identify forward-looking statements by terminology including "anticipates", "believes", "can", "continue", "could", "estimates", "expects", "intends", "may", "plans", "potential", "predicts", "should", or "will" or the negative of these terms or other comparable terminology. These statements are only predictions, and forward-looking statements, and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "Business Risks" contained in Part I of the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2001, that may cause the Company's actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. For all of these predictions and forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. The Company's expectations are as of the date of this Form 10-QSB is filed, and the Company does not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-QSB is filed to conform these statements to actual results, unless required by law.

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


                                               Part I

ITEM 1.       FINANCIAL STATEMENTS - UNAUDITED

                                CETALON CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------------------------
                                             (UNAUDITED)

                                                                                    NOVEMBER 30,
                                                                                        2001
ASSETS

CURRENT ASSETS:
  Cash                                                                              $   189,810
  Accounts receivable                                                                   233,495
  Inventory                                                                           1,586,653
  Prepaid expenses and other current assets                                              52,717
                                                                                    ------------

        Total current assets                                                          2,062,675

Property and equipment, net                                                             588,484

TOTAL                                                                               $ 2,651,159
                                                                                    ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable                                                                  $ 2,721,134
  Due to franchisees                                                                    162,524
  Current portion of settlement agreement liabilities                                   473,344
  Accrued liabilities                                                                   719,824
                                                                                    ------------

        Total current liabilities                                                     4,076,826

Notes payable                                                                           250,000
Convertible note payable                                                              1,000,000
Settlement agreement liabilities                                                      1,225,986
                                                                                    ------------

        Total liabilities                                                             6,552,812
                                                                                    ------------

COMMITMENTS AND CONTINGENCIES                                                                 -

SHAREHOLDERS' DEFICIENCY:
  Preferred stock, $.0001 par value, 50,000,000 authorized, none outstanding
  Common stock, $.0001 par value, 50,000,000 authorized, 6,169,154 outstanding              617
  Additional paid-in-capital                                                          4,707,404
  Treasury stock                                                                       (100,000)
  Accumulated deficit                                                                (8,609,620)
  Accumulated other comprehensive income                                                 99,946
                                                                                    ------------
        Total shareholders' deficiency                                               (3,901,653)
                                                                                    ------------

TOTAL                                                                               $ 2,651,159
                                                                                    ============

               See accompanying notes to consolidated financial statements.


                                     CETALON CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
---------------------------------------------------------------------------------------------------------
                                                  (UNAUDITED)

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                   ------------------             ----------------
                                               OVEMBER 30,   NOVEMBER 30,     NOVEMBER 30,    NOVEMBER 30,
                                                   2001          2000             2001           2000
                                                   ----          ----             ----           ----
SALES                                             1,919,828  $    767,440    $  3,335,322   $  2,019,356

COST OF SALES                                     1,284,112       450,821       2,192,001      1,194,910
                                               ------------- -------------   -------------  -------------

GROSS PROFIT                                        635,716       316,619       1,143,321        824,446

SELLING, GENERAL, AND ADMINISTRATIVE
  EXPENSES                                        2,703,825       718,183       5,716,565      1,554,245
                                               ------------- -------------   -------------  -------------

OPERATING LOSS                                   (2,068,109)     (401,564)     (4,573,244)      (729,799)

OTHER INCOME (EXPENSE):
  Franchise fees                                     19,256        20,377          35,975         40,401
  Other income                                       -             19,851             705         40,137
  Interest expense                                 (159,292)      (16,660)       (211,092)       (33,368)
                                               ------------- -------------   -------------  -------------

        Total other income (expense), net          (140,036)       23,568        (174,412)        47,170
                                               ------------- -------------   -------------  -------------

NET LOSS                                         (2,208,145)     (377,996)     (4,747,656)      (682,629)

OTHER COMPREHENSIVE INCOME
  Foreign currency translation                       22,444        65,924          25,991         51,059
                                               ------------- -------------   -------------  -------------

COMPREHENSIVE LOSS                             $ (2,185,701) $   (312,072)   $ (4,721,665)  $   (631,570)
                                               ============= =============   =============  =============

BASIC AND DILUTED LOSS AVAILABLE
  TO COMMON SHAREHOLDERS                       $      (0.37) $      (0.83)   $      (0.83)  $      (1.68)
                                               ============= =============   =============  =============

BASIC AND DILUTED WEIGHTED-AVERAGE
  NUMBER OF SHARES OUTSTANDING                    5,905,574       375,700       5,687,440        375,700
                                               ============= =============   =============   ============

                         See accompanying notes to consolidated financial statements.

                                                      5


                           CETALON CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------
                                        (UNAUDITED)

                                                                   SIX MONTHS ENDED NOVEMBER 30,
                                                                  -------------------------------
                                                                      2001               2000
CASH FLOWS (USED IN) PROVIDED BY
  OPERATING ACTIVITIES:
  Net loss                                                        $(4,747,656)      $  (682,629)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                                     115,394            37,955
    Stock compensation for services and wages                         266,000                 -
    Beneficial conversion factor on convertible note payable          250,000                 -
    Changes in operating assets and liabilities:
      Accounts receivable                                               1,068            90,055
      Inventory                                                      (947,275)          339,566
      Prepaid expenses and other current assets                        62,281             4,338
      Accounts payable                                              2,022,969           194,941
      Due to franchisees                                             (111,559)           73,175
      Accrued liabilities                                             320,423           (55,168)
                                                                  ------------      ------------

        Net cash (used in) provided by operating activities        (2,768,355)            2,233
                                                                  ------------      ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment                                  (94,605)          (23,660)
                                                                  ------------      ------------

        Net cash used in investing activities                         (94,605)          (23,660)
                                                                  ------------      ------------

CASH FLOWS PROVIDED BY FINANCING
  ACTIVITIES:
  Net proceeds from issuance of common stock                        1,109,223                 -
  Payment on settlement agreement liabilities, net                   (404,812)                -
  Net proceeds from related party loans and advances                        -           113,328
  Net proceeds (repayment) on notes payable                         1,250,000           (29,180)
                                                                  ------------      ------------

        Net cash provided by financing activities                   1,954,411            84,148
                                                                  ------------      ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                25,991            (2,264)

(DECREASE) INCREASE IN CASH                                          (882,558)           60,457

CASH, BEGINNING OF PERIOD                                           1,072,368            14,194
                                                                  ------------      ------------
CASH, END OF PERIOD                                               $   189,810       $    74,651
                                                                  ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the six months ended for-
    Interest                                                      $    47,292       $    23,213
                                                                  ============      ============
    Taxes                                                         $         -       $         -
                                                                  ============      ============

               See accompanying notes to consolidated financial statements.

                      CETALON CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000
--------------------------------------------------------------------------------
                                   (UNAUDITED)

NOTE 1 - GENERAL
----------------

The accompanying unaudited consolidated financial statements of Cetalon Corporation and subsidiaries ("Cetalon" or "the Company") have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature and necessary for a fair statement of the results for the interim periods presented.

Because of the seasonal nature of the Company's business, the results of operations for the six months ended November 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended May 31, 2001, included in the Company's Annual Report on Form 10-KSB (File No. 000-32475) filed with the Securities and Exchange Commission on October 2, 2001.

NOTE 2 - PLANS REGARDING GOING CONCERN
--------------------------------------

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

The Company and its management recognize the Company's financial weaknesses and cash flow concerns, which are characterized by recurring losses and shareholders' deficiency. The Company has developed operational and strategic plans to improve the Company's long-term financial condition, and financial sourcing strategies with the goal of providing working capital to the business. The Company has signed an agreement with a group of investors for a $3.0 million equity line of credit, which is anticipated to be drawn down in 12 monthly traunches, which was initiated in October 2001. The Company has received cash from this equity line of $761,729 as of November 30, 2001, with the issuance of 477,161 of the Company's restricted common shares valued at an average price of $1.60 per share. Related fund raising fees of $52,500 were expensed in interest expense in the current statement of operations and comprehensive loss for the period ending November 30, 2001. Prior to Cetalon initiating the equity line, the price per share stipulated under the equity agreement, was revised to better reflect the market price for Cetalon's stock. The price per share went from $3.27 per share to $2.00 per share. The Company has also received term sheets from various debt, equity and strategic investors for investment commitments, which are currently under consideration by the Company. The Company is also under negotiation with various financial institutions to establish leasing facilities and bank lines, which it anticipates will be available to the Company. In addition to a strategic growth plan, the Company has developed operational initiatives, including marketing plans, customer programs, and enhanced associate training. To maintain operating cash levels, the Company expects to periodically obtain equity funding, attempting to balance cash needs and the shareholder dilution that is created by the issuance of new shares. In addition, inventory management and expense control policies and programs are being enhanced to maximize the Company's working capital efficiency. While the Company's strategic, operational, and financing plans are designed to improve the Company's financial condition and meet its working capital needs, there can be no assurance that the Company will be able to achieve its desired results or that other factors may not cause the Company's financial condition to be further weakened.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      CETALON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000
--------------------------------------------------------------------------------
                                   (UNAUDITED)

NOTE 3 - CREDITOR SETTLEMENT AGREEMENTS
---------------------------------------

During the period from January 2001 through April 2001, the Company entered into Settlement Agreements totaling $1,700,000 with its major creditors, including its trade vendors, notes payable holders, and related parties. The Settlement Agreements offered creditors the following options for repayment of the outstanding balance: (i) 40 percent over 12 months, (ii) 60 percent over 24 months, (iii) 75 percent over 36 months, (iv) or 120 percent over 48 months. The Company's creditors primarily selected either 40 percent over 12 months or 120 percent over 48 months. For the year ended May 31, 2001 the Company recorded approximately $52,000 as other income as a result of certain creditors accepting settlement agreements, which was less than the balance owed to the creditor. Amounts owed under the Settlement Agreements have been classified as current and long term according to the terms of repayment. The amount that will ultimately be paid to the creditors in excess of the original balances owed is being recorded as interest expense over the term of the repayment.

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Company's shareholders or their relatives own certain franchises. As of November 30, 2001, approximately $16,000 is payable to related party franchisees and are included in due to franchisees in the accompanying consolidated balance sheet.

Combined franchise fees and advertising fees were paid by related franchisees in the amounts of approximately $19,000 and $19,000 for the three months ended November 30, 2001 and 2000, respectively. For the six months ended November 30, 2001 and 2000, combined fees paid by related franchisees were approximately $29,000 and $30,000, respectively.

The Company has purchased certain inventory from a corporation owned by a shareholder. For the three and six months ended November 30, 2001, the Company purchased approximately $30,000 and $124,000, respectively, from the related corporation.

The Company received management fees from franchises owned by related parties and the supplier owned by a shareholder of the Company in the amount of approximately $20,000 and $40,000, respectively, for the three and six months ended November 30, 2000. Such amounts are included in other income in the accompanying consolidated statements of operations and comprehensive loss.

During March 2001, the Company entered into a consulting agreement with the Watley Group, LLC ("Watley"), a shareholder and an investment banking company in which the Company's Chairman and Vice Chairman - Chief Executive Officer are executive officers or directors. Services provided by Watley include strategic and operational planning, providing senior management for the Company, investment banking, debt or equity offering placement, and acquisition assistance. During the three and six months ended November 30, 2001, the Company incurred fees with Watley of approximately $51,000 and $135,000, respectively, for management and consulting services, which are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss, and $52,500 and $77,500, respectively, for equity financing placement fees, which have been recorded as a reduction to additional paid in capital in the accompanying consolidated Balance Sheet. Effective November 01, 2001, The Watley Group, LLC ("Watley") provided notice of immediate termination of the agreement, which has been accepted by Cetalon. During June 2001, the Company entered into a month-to-month rental agreement with Watley, for executive office space, which provides for monthly rent of approximately $5,000 plus expense reimbursements.

                      CETALON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000
--------------------------------------------------------------------------------
                                   (UNAUDITED)

During the three and six months ended November 30, 2001, the Company incurred fees with Watley of approximately $15,000 and $29,000, respectively, for rent, which are included in selling, general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss. As of November 30,2001, the Company owed $17,044 to Watley, and is included in accounts payable in the accompanying consolidated balance sheet. Effective November 1, 2001, all obligations for services under the consulting agreement with Watley have been terminated.

At November 30, 2001, settlement agreement liabilities include approximately $140,000 due to franchises owned by related parties.

NOTE 5 - NOTE PAYABLE
---------------------

In October 2001, the Company received cash in exchange for a note payable in the amount of $250,000 from a vendor who is also a shareholder. Two directors of the Company are also executive officers of the vendor/shareholder. The loan bears interest at a rate of 5 percent of the principal, $12,500 which was expensed in interest expense in the current statement of operations and comprehensive loss for November 2001. and is payable in full, with accrued interest, in April 2002.

NOTE 6 - CONVERTIBLE NOTE PAYABLE
---------------------------------

In August 2001, the Company received a $1,000,000 loan from a vendor who is also a shareholder. Two directors of the Company are also executive officers of the vendor/shareholder. The loan bears interest at 12 percent per annum and is payable in full, with accrued interest, in August 2004. The Company, at its option, has the right to repay up to one-third of the original note amount, without penalty, each year during the term of the note. The note payable can be converted, in whole or in part, into common stock of the Company at the option of the creditor at any time after July 2002. The conversion price is the lessor of 80 percent of the fair market value of the Company's common stock as defined in the note payable, or $2.00, with a floor conversion price of $1.40. The value of the conversion feature was determined to be $250,000, based on the fair market value of the common stock of the Company on the commitment date and the conversion price on the commitment date. This beneficial conversion factor has been expensed as interest expense in the current statement of operations and comprehensive loss for November 2001. Watley and another shareholder were each paid a $25,000 placement fee for the transaction, which are included in other assets in the accompanying consolidated balance sheet. The fees have been expensed as interest expense in the current statement of operations and comprehensive loss for November 2001.

NOTE 7 - STOCK BASED COMPENSATION
---------------------------------

On July 24, 2001 the Company adopted the 2001 Equity Incentive Plan (the "Plan") to provide stock-based compensation to employees, officers, directors and consultants. The Plan provides for non-qualified stock options, supplemental stock options, stock bonus rights, restricted share grants, and stock appreciation rights. The maximum number of shares authorized under the Plan is 1,550,000. The Plan provides the exercise price of non-qualified stock options granted under the Plan is to be at fair market value on the date of the grant. Supplemental stock options and restricted stock grants may be issued at 85% of the fair market value on the date of the grant. The options vest over three years and expire after ten years. The Plan provides for accelerated vesting for certain executives in the event of a change of control or other events as defined by the Plan.

                      CETALON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000
--------------------------------------------------------------------------------
                                   (UNAUDITED)

The Company granted 925,500 non-qualified stock options during the six months ended November 30, 2001 at an exercise price of $0.85 per share. These options have a vesting period of one-third in the first year from date of issuance and monthly thereafter for two years. Fair market value as of date of grant was $1.17, however there were 35,000 stock option grants at the fair market value price as of the date of the stock option grant for two of the Company's managers, their stock option grant date is October 26th and the price was $1.60 on that date, accordingly the Company is recognizing compensation expense over the vesting period. No options have been exercised or canceled during the six months ended November 30, 2001. No supplemental stock options, stock bonus rights, or stock appreciation rights were issued or are outstanding as of November 30, 2001. In accordance with APB 25, the Company valued the options of approximately $300,000 which will be amortized to compensation expense over the vesting period. No compensation expense has been recognized as of November 30, 2001.

During the six months ended November 30, 2001, the Company granted 100,000 shares of restricted common stock to an officer of the Company. The restricted shares were recorded at $1.17 cents per share, with $117,000 recorded to additional paid-in-capital and compensation expense as of November 2001.

The Company also granted 30,000 shares of restricted common stock to a former employee of the Company and recorded compensation expense of $31,500.

Additionally, the Company has an incentive program with certain employees whereby the employees may be granted shares of restricted common stock based on the Company's retail stores achieving specific sales goals. As of November 30, 2001, a total of 126,000 shares of restricted common stock are available for grant to the employees, of which none have been granted.

NOTE 8 - EXERCISE OF STOCK WARRANTS
-----------------------------------

On July 5, 2001, a shareholder exercised a warrant to purchase 238,095 shares of the Company at a price of $2.10 per share, or aggregate consideration of $500,000, incurring placement fees of $50,000, which has been recorded as a reduction to additional paid-in capital.

NOTE 9 - REGISTRATION OF COMMON SHARES ON FORM S-8
--------------------------------------------------

On November 30, 2001 the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission for the issuance of up to 1,550,000 shares of its $0.0001 par value common stock to be used for various future issuances, including the Company's 2001 Equity Incentive Plan (the "Plan"). The Plan was created to provide selected employees, directors, and consultants of the Company, or its affiliates, with options to purchase the Company's common stock or other equity interests in the Company. The Plan also allows for the Company to grant stock bonuses, rights to purchase restricted stock, and stock appreciation rights.

NOTE 10 - FINANCIAL ADVISORY AGREEMENT
-------------------------------------

On October 30, 2001, the Company entered into an agreement with Rubin Investment Group, Inc. ("RIG") for financial advisory services. As consideration for RIG's services, the Company issued 50,000 shares of its common stock valued at $1.35 per share (based on the closing bid price on the date of issuance), with $67,500 recorded to consulting expense as of November 2001, and options to purchase 500,000 shares at $1.75 per share and 250,000 shares at $2.00 per share respectively of the Company's common stock that were registered on November 30, 2001.

                      CETALON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000
--------------------------------------------------------------------------------
                                   (UNAUDITED)

NOTE 11 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
---------------------------------------------------

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

SFAS No. 141, "Business Combinations," is effective July 1, 2001 and establishes accounting and reporting standards to reflect only the purchase method of accounting for business combinations. The adoption of SFAS No. 141 did not have a material impact on the Company's financial statements.

SFAS No. 142, "Goodwill and Other Intangible Assets," is effective for fiscal years beginning after December 15, 2001 and establishes accounting and reporting standards for goodwill and other intangible assets. The adoption of SFAS No. 142 will not have a material impact on the Company's future financial statements.

SFAS No. 143, "Accounting for Asset Retirement Obligations", is effective for fiscal years beginning after June 15, 2002 and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company's management has not determined if the adoption of SFAS No. 143 would have any substantional impact on the Company's future financial statements.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", is effective for fiscal years beginning after December 15, 2001 and addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including accounting for a segment of a business accounted for as a discontinued operation. The adoption of SFAS No. 144 will not have a material impact on the Company's future financial statements.

NOTE 12 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

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

NOTE 13 - SUBSEQUENT EVENTS
---------------------------

On December 4, 2001, the Company entered into an investment banking agreement with Wells Fargo Van Kasper LLC ("WFVK"). WFVK agreed to provide the Company with investment banking services for business acquisitions being pursued by the Company, and for a private placement of equity, equity-related, and debt securities up to $25,000,000. The Company was required to pay a non-refundable retainer of $75,000 to WFVK upon the signing of the agreement, and was required to pay $250,000 to WFVK upon completion of a business acquisition. Subsequent to the finalization of this agreement, the Company decided not to pursue this agreement and did not complete the conditions to initiate the agreement. In addition based on the Company's merger/acquisition options the Company is evaluating a revised proposal from WFVK.

On December 12, 2001, Anthony J. Bryan, Chairman of the Board of Directors, and John A. Bryan, Chief Executive Officer and Vice Chairman of the Board of Directors, have resigned from the Company. Key members of the Company's senior management team will report to the Board of Directors on an interim basis until a new CEO is appointed.

During December 2001, the Company granted the issuance of 265,086 common shares to employees and consultants for services and wages valued from $0.042 per share to $1.40 per share (based on the closing prices on the date of grant) totaling $131,120 which was recorded to compensation and consulting expense.

                      CETALON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000
--------------------------------------------------------------------------------
                                   (UNAUDITED)

On December 31, 2001 Sears Canada Inc. ("Sears") has advised the Company that certain terms and conditions of the Company's license with Sears Canada are not being met. The Company's management team is working on remedies to those concerns with Sears Canada. Sears Canada has indicated to the Company that it has until January 31, 2002 to provide resolution adequate to Sears Canada to address its concerns.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
-------       ------------------------------------

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD MATERIALLY DIFFER FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION, AS WELL AS IN THE SECTIONS ENTITLED STORES, DISTRIBUTION, INFORMATION SYSTEMS, COMPETITION, GOVERNMENT REGULATION, AND BUSINESS RISKS INCLUDED IN THE COMPANY'S FORM 10-KSB FOR THE YEAR ENDED MAY 31, 2001.

OVERVIEW

Cetalon Corporation, formerly Sportsman's Wholesale Co., and its subsidiaries are engaged in retailing nutritional and personal care products through licensed retail departments in Sears Canada and Sears U.S. department stores. The Company operates its "store within a store" locations under the name "Sears Health Food and Fitness Shops" in Canada and under the name "Sears Health Food and Nutrition Centers" in the United States. As of January 14, 2002, the Company operates 46 Sears Health Food and Fitness Shops in Canada (including 10 locations through franchisees) and 10 Sears Health Food and Nutrition Centers in the United States (all in California).

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

On February 6, 2001, 1129 Holding and Cetalon Canada entered into an Asset Purchase Agreement to acquire substantially all of Claydan's assets and assume substantially all of its recorded liabilities (the "Claydan Transaction"). To effect the Claydan Transaction, 362,561 shares of 1129 Holding's stock were exchanged for the net assets of Claydan. Upon the closing of the Claydan Transaction, the acquired assets and business operations of Claydan constituted virtually the entire operating assets of Cetalon Canada and 1129 Holding. Therefore, the Claydan Transaction was accounted for as a re-capitalization of Claydan with the assets acquired and liabilities assumed recorded at their existing basis of accounting. Cetalon Canada and 1129 Holding also adopted the May 31 fiscal year-end of Claydan.

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

Shortly before the closing of the Share Exchange, 1st Zamora Corporation, a Nevada corporation ("1st Zamora"), sold 2,393,280 shares of the Company's common stock, which were then owned by 1st Zamora, to various third-party investors. 1st Zamora had acquired such shares on December 29, 2000, from the Company's former chief executive officer. Included in such share sales were 455,180 shares of the Company's common stock that were purchased by certain stockholders of 1129 Holding.

As a result of the Share Exchange and the other share and business transactions, the Company's acquisition of 1129 Holding was accounted for as a "Reverse Acquisition" because the stockholders of 1129 Holding, as the legal acquiree, obtained more than 50% voting control of the Company, the legal acquirer. Accordingly, for accounting purposes, 1129 Holding was treated as the continuing reporting entity and "Accounting Acquirer" that acquired the Company, which accounting treatment resulted in the Company adopting the May 31 fiscal year-end of 1129 Holding.

As a result of these business transactions, the Company, through its wholly owned subsidiaries, continued substantially the same business operations in which Claydan had been engaged.

RESULTS OF OPERATIONS

The following table presents the percent to sales of certain items included in the Company's consolidated statements of operations, unless otherwise indicated:

                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       ------------------        -----------------
                                                   NOV. 30,     NOV. 30,     NOV. 30,    NOV. 30,
                                                     2001          2000        2001         2000
                                                   --------     --------     --------     --------
STATEMENT OF OPERATIONS DATA:
Sales                                                100.0%       100.0%       100.0%       100.0%
Cost of sales                                         66.9         58.7         65.7         59.2
                                                   --------     --------     --------     --------

Gross profit                                          33.1         41.3         34.3         40.8
Selling, general, and administrative expenses        140.8         93.6        171.4         77.0
                                                   --------     --------     --------     --------

Loss before other income (expense)                  (107.7)       (52.3)      (137.1)       (36.2)
Franchise fees                                         1.0          2.6          1.1          2.0
Other income (expense)                                 0.0          2.6          0.0          2.0
Interest expense                                      (8.3)        (2.2)        (6.3)        (1.6)
                                                   --------     --------     --------     --------

Net loss                                            (115.0)%      (49.3)%     (142.3)%      (33.8)%
                                                   ========     ========     ========     ========

THREE MONTHS ENDED NOVEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2000

Sales were approximately $1.9 million for the three months ended November 30, 2001, compared to approximately $0.8 million for the three months ended November 30, 2000. The increase in sales was due to a significant increase in sales in the Company's Canadian locations and the opening of ten new stores in the United States in June 2001. The U.S. sales were approximately $0.3 million for the three months ended November 30, 2001. The Canadian operation sales were approximately $1.6 million for the three months ended November 30, 2001, compared to approximately $0.8 million for the three months ended November 30, 2000. The increase in sales in Canada of 115.0% was mainly the result of a larger advertising program during the three months ended November 30, 2001 as compared to the three months ended November 30, 2000 and an improved in stock position over the prior year. The Company incurred approximately $425,000 of net advertising expense in Canada during the three months ended November 30, 2001, compared to approximately $100,000 of net advertising expense for the same period in the previous year.

Gross profit decreased as a percentage of net sales to 33.1% for the three months ended November 30, 2001 from 41.3% for the same period in the previous year. The decrease in gross profit as a percentage of net sales was mainly the result of certain aggressive promotional advertising campaign in the Canadian operations to drive sales.

Selling, general and administrative expenses increased as a percentage of net sales to 140.8% for the three months ended November 30, 2001, from 93.6% for the three months ended November 30, 2000. This increase resulted from the start-up of store and corporate operations in the United States during 2001, including business strategy consulting, public relations, and investor communications. Total selling, general and administrative expenses for the U.S. operation was approximately $1.3 million, which is comprised of approximately $0.3 million (23%) stores operating expenses and approximately $1.0 million (77%) other selling, general and administrative expenses. Total selling, general, and administrative expenses for the Canadian operation (excluding the U.S. costs) were approximately $1.4 million or 72.9% as a percentage of net sales for the three months ended November 30, 2001, compared to approximately $0.7 million or 91.2% as percentage of net sales for the three months ended November 30, 2000. The decrease as a percentage of net sales was due to better leveraging of store and corporate labor expenses.

The Company's operating loss before other income (expenses) increased approximately $1.7 million to approximately $2.1 million for the three months ended November 30, 2001, from approximately $0.4 million for the three months ended November 30, 2000. This increase was the result of the significant increase in selling, general and administrative expenses described above.

Interest expense increased to approximately $159,000 for the three months ended November 30, 2001 from approximately $17,000 for the three months ended November 30, 2000 due to the long-term settlement agreements entered into by the Company and its vendors during the period from January 2001 to April 2001.

As a result of the above, the Company reported a net loss of approximately $2.2 million, a loss of $0.37 per share for the three months ended November 30, 2001 compared to a net loss of approximately $0.4 million, a loss of $0.83 per share for the three months ended November 30, 2000.

SIX MONTHS ENDED NOVEMBER 30, 2001 COMPARED TO SIX MONTHS ENDED NOVEMBER 30,
2000

Sales were approximately $3.3 million for the six months ended November 30, 2001, compared to approximately $2.0 million for the six months ended November 30, 2000. The increase in sales was due to a significant increase in sales in the Company's Canadian locations and the opening of ten new stores in the United States in June 2001. The U.S. sales were approximately $0.5 million for the six months ended November 30, 2001. The Canadian operation sales were approximately $2.8 million for the six months ended November 30, 2001, compared to approximately $2.0 million for the six months ended November 30, 2000. The increase in sales in Canada of 41.3% was mainly the result of a larger advertising program during the three months ended November 30, 2001 as compared to the three months ended November 30, 2000. The Company incurred approximately $570,000 of net advertising expense in Canada during the six months ended November 30, 2001, compared to approximately $150,000 of net advertising expense for the same period in the previous year.

Gross profit decreased as a percentage of net sales to 34.3% for the six months ended November 30, 2001 from 40.8% for the same period in the prior year. The decrease in gross profit as a percentage of net sales was mainly the result of an aggressive promotional advertising campaign in Canada stores to drive traffic and sales and lower initial gross margins in the United States stores as a result of special grand opening price reduction offers.

Selling, general and administrative expenses increased as a percentage of net sales to 171.4% for the six months ended November 30, 2001, from 77.0% for the six months ended November 30, 2000. This increase resulted from the start-up of store and corporate operations in the United States during 2001, including business strategy consulting, public relations, investor communications, grand opening advertising, other store pre-opening costs, and pre-opening temporary store labor. Total selling, general and administrative expenses for the U.S. operation was approximately $3.4 million, which is comprised of $1.2 million (35%) start up costs and $2.2 million (65%) other selling, general and administrative expenses. Total selling, general and administrative expenses for the Canadian operation (excluding the U.S. costs) were approximately $2.3 million or 69.7% as a percentage of net sales for the six months ended November 30, 2001, compared to approximately $1.6 million or 80.0% as percentage of net sales for the six months ended November 30, 2000. The increase was primarily due to additional advertising expenses incurred during the six months ended November 30, 2001 as compared to the same period in the previous year.

The Company's operating loss before other income (expenses) increased $3.9 million to $4.6 million for the six months ended November 30, 2001, from $0.7 million for the six months ended November 30, 2000. This increase was the result of the significant increase in selling, general and administrative expenses described above.

Interest expense increased to approximately $211,000 for the six months ended November 30, 2001 from approximately $33,000 for the six months ended November 30, 2000 due to the long-term settlement agreements entered into by the Company and its vendors during the period from January 2001 to April 2001.

As a result of the above, the Company reported a net loss of approximately $4.7 million, a loss of $0.83 per share for the six months ended November 30, 2001 compared to a net loss of approximately $0.7 million, a loss of $1.68 per share for the six months ended November 30, 2000.

Changes in Balance Sheet

Total assets decreased by $19,421 from $2,670,580 as of May 31, 2001 to $2,651,159 as of November 30, 2001. The significant difference is the decrease in cash of $882,558 and the increase in inventory of $947,275. These variances were primarily due to the additional 10 new stores in the U.S., which were not opened as of May 31, 2001.

Total liabilities increased by $3,077,021 from $3,475,791 as of May 31, 2001 to $6,552,812 as of November 30, 2001. The increase is due primarily to accounts payable increasing from $698,165 million to $2,721,134 and the accrued liabilities increasing from $399,401 as of May 31, 2001 as compared to $719,824 as of November 30, 2001. The Company made payments on settlement agreements of $404,812 as of November 30, 2001. The Company accepted notes payable from a related party in the amount of $1,250,000 for additional funding. The increase in payables and accrued liabilities reflect the increase in expenses and corresponding payable and accrued liabilities for cost associated with the company's entry into the U.S. market.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations and expansion program to date principally through debt issuances, advances from related parties, and equity infusions. Additional sources of financing have included vendor terms on inventory purchases.

Cash used in operations was $2,768,355 for the six months ended November 30, 2001, as compared to $2,233 provided by operations for the same period in the previous year. The significant increase in cash used in operations was primarily caused by the start-up of the United States operations during the six months ended November 30, 2001. During the period from January 2001 through April 2001, the Company entered into Settlement Agreements totaling approximately $1,700,000 with its major creditors, including its trade vendors, notes payable holders, and related parties. The Settlement Agreements offered the creditors the following options for repayment of the outstanding balance: (i) 40% over 12 months, (ii) 60% over 24 months, (iii) 75% over 36 months, or (iv) 120% over 48 months. The Company's creditors primarily selected either 40% over 12 months or 120% over 48 months.

The Company has used cash in investing activities since inception to purchase leaseholds, fixtures and equipment for new stores. Net cash used in investing activities was $94,605 for the six months ended November 30, 2001, as compared to $23,660 for the same period in the previous year.

Net cash provided by financing activities consist primarily of repayments on the Company's settlement agreement liabilities and proceeds from notes payable and equity infusions.

The Company has signed an agreement with a group of investors for a $3.0 million equity line of credit, which is anticipated to be drawn down in 12 monthly trenches, which was initiated in October 2001. The Company has received cash from this equity line of $761,729 as of November 30, 2001, with the issuance of 477,161 of the Company's common shares valued at an average price of $1.60 per share. Prior to Cetalon initiating the equity line, the price per share stipulated under the equity agreement, was revised to better reflect the market price for Cetalon's stock. The price per share went from $3.27 per share to $2.00 per share. The Company has also received term sheets from various debt, equity and strategic investors for investment commitments, which are currently under consideration by the Company. The Company is also under negotiation with various financial institutions to establish leasing facilities and bank lines, which it anticipates will be available to the Company.

The Company's primary long-term capital requirements consist of opening new stores, costs related to closing and/or acquisition of franchise operations, and investments in capital improvements/working capital.

All of the Company's stores are located within Sears' department stores. The Company pays Sears a commission based on net sales as part of the Sears License Agreements. The Company expects to open, contingent upon the approval of Sears, a significant amount of new stores during the next few years. Each location generally requires capital expenditures of $30,000 for fixtures and equipment and leasehold improvements. Additionally, store openings require cash of approximately $20,000 for inventory, before accounts payable financing.

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

SFAS No. 141, "Business Combinations," is effective for fiscal years beginning after June 30, 2001 and establishes accounting and reporting standards to reflect only the purchase method of accounting for business combinations. The adoption of SFAS No. 141 did not have a material impact on the Company's financial statements.

SFAS No. 142, "Goodwill and Other Intangible Assets," is effective for fiscal years beginning after December 15, 2001 and establishes accounting and reporting standards for goodwill and other intangible assets. The adoption of SFAS No. 142 will not have a material impact on the Company's future financial statements.

SFAS No. 143, "Accounting for Asset Retirement Obligations", is effective for fiscal years beginning after June 15, 2002 and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company's management has not determined if the adoption of SFAS No. 143 would have any substantional impact on the Company's future financial statements.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", is effective for fiscal years beginning after December 15, 2001 and addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including accounting for a segment of a business accounted for as a discontinued operation. The adoption of SFAS No. 144 will not have a material impact on the Company's future financial statements.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS
-------       -----------------

On July 13, 2001 Natural Bridge, Inc. filed a Writ of Summons against the Company styled, NATURAL BRIDGE, INC. V. CLAYDAN ENTERPRISES, INC., JOHN DANYLOWICH AND CETALON CORPORATION, in the Court of Common Pleas, Civil Trial Division, Philadelphia Country, docket number 1614. Plaintiff has requested relief according to proof at trial. Plaintiff's complaint alleges that Company assisted Claydan Enterprises Inc. with breaching the terms of a term sheet. Management believes that the allegations are without merit and intends to defend the Company's position vigorously.

From time to time, the Company may be engaged in litigation in the ordinary course of business or in respect of which it is insured or the cumulative effect of which litigation the Company's management does not believe may reasonably be expected to be materially adverse. With respect to existing claims or litigation, the Company's management does not believe that they will have a material adverse effect on the Company's financial condition, results of operations, or future cash flows.

ITEM 2.       CHANGE IN SECURITIES
-------       --------------------

              The Company has signed an agreement with a group of investors for a $3.0 million equity line of credit, which is anticipated to be drawn down in 12 monthly trenches, which was initiated in October 2001. The Company has received cash from this equity line of $761,729 as of November 30, 2001, with the issuance of 477,161 of the Company's restricted common shares valued at an average price of $1.60 per share. The restricted shares were issued to foreign investors pursuant to Regulation S of the Securities Act of 1933.

              The Company also entered into an agreement with Rubin Investment Group, Inc. ("RIG") for financial advisory services. As consideration for RIG's services, the Company issued 50,000 shares of its common stock valued at $1.35 per share (based on the closing bid price on the date of grant), totaling $67,500 which was expensed as consulting fees in the current statement of operations and comprehensive loss for the period ending November 30, 2001. The agreement also specified that the Company would also issue 750,000 additional shares conditional upon RIG remitting payment equal to $1.75 per share for 500,000 shares and $2.00 per share for 250,000 shares.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
-------       -------------------------------

              During the three months ended November 30, 2001, the Company had no defaults upon Senior Securities.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------       ---------------------------------------------------

              During the three months ended November 30, 2001, the Company had not submission of matters to vote of Security Holders.

ITEM 5.       OTHER INFORMATION
-------       -----------------

              None

ITEM 6.       REPORTS ON FORM 8-K
-------       -------------------

     (b)      Reports on Form 8-K

              During the three months ended November 30, 2001, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2002.

                                                   CETALON CORPORATION

                                                   BY:    /s/ Thomas A. Wagner
                                                       -------------------------
                                                       Thomas A. Wagner
                                                       Chief Accountant

                                                   BY:    /s/ Elwood Sprenger
                                                       -------------------------
                                                       Elwood Sprenger
                                                       Chief Executive Officer