Form 10QSB
period 2002-02-28
CETALON CORP
filed 2002-05-20
CIK 1071157

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

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO _______________

                        COMMISSION FILE NUMBER 000-32475

                               Cetalon Corporation
        ----------------------------------------------------------------
         (Name of small business registrant as specified in its charter)

         Nevada                                           84-1408762
------------------------------              -----------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization

   16510 Aston St. Irvine California                       92606
----------------------------------------             ------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:   (949) 862-5969
                                                    ------------------



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


         On May 16, 2002 there were 14,435,209 shares of the Registrant's Common Stock outstanding.



                                      INDEX


                                                                                       PAGE
                                                                                       ----
Part I.  Financial Information

         Item 1.   Financial Statements - Unaudited

                   Condensed Consolidated Balance Sheet at February 28, 2002             4

                   Condensed Consolidated Statements of Operations and
                       Comprehensive Loss for the three and nine months ended
                       February 28, 2002 and February 28, 2001                           5

                   Condensed Consolidated Statements of Cash Flows for the nine
                       months ended February 28, 2002 and February 28, 2001              6

                   Notes to Condensed Consolidated Financial Statements                  7

         Item 2.   Management's Discussion and Analysis                                 13


Part II. Other Information

         Item 1.   Legal Proceedings                                                    20

         Item 2.   Changes in Securities                                                20

         Item 3.   Defaults in Senior Securities                                        20

         Item 4.   Submission of matters to a vote of Security Holders                  20

         Item 5.   Other Information                                                    21

         Item 6.   Reports on Form 8-K                                                  21


Signatures                                                                              22


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

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                              CETALON CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEET
                                           (UNAUDITED)
-----------------------------------------------------------------------------------------------


                                                                                   FEBRUARY 28,
                                                                                      2002
                                                                                  -------------
ASSETS

CURRENT ASSETS:
  Cash                                                                            $      9,605
  Accounts receivable                                                                  346,668
  Inventory                                                                          1,140,906
  Prepaid expenses and other current assets                                             37,894
                                                                                  -------------

        Total current assets                                                         1,535,073

PROPERTY AND EQUIPMENT, net                                                            517,998
                                                                                  -------------

TOTAL                                                                             $  2,053,071
                                                                                  =============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable                                                                $  3,473,733
  Due to franchisees                                                                   272,003
  Current portion of settlement agreement liabilities                                  473,344
  Accrued liabilities                                                                1,842,453
                                                                                  -------------

        Total current liabilities                                                    6,061,533

NOTES PAYABLE                                                                          250,000
CONVERTIBLE NOTE PAYABLE, NET OF DISCOUNT                                            1,000,000
SETTLEMENT AGREEMENT LIABILITIES                                                     1,164,616
                                                                                  -------------

        Total liabilities                                                            8,476,149
                                                                                  -------------

COMMITMENTS AND CONTINGENCIES                                                               --

SHAREHOLDERS' DEFICIENCY:
  Preferred stock, $.0001 par value, 50,000,000 authorized, none outstanding
  Common stock, $.0001 par value, 50,000,000 authorized, 14,051,476 outstanding          1,405
  Additional paid-in-capital                                                         4,821,236
  Treasury stock                                                                      (100,000)
  Accumulated deficit                                                              (11,286,069)
  Accumulated other comprehensive income                                               140,350
                                                                                  -------------
        Total shareholders' deficiency                                              (6,423,078)
                                                                                  -------------

TOTAL                                                                             $  2,053,071
                                                                                  =============
                  See accompanying notes to consolidated financial statements.




                                   CETALON CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                                (UNAUDITED)
---------------------------------------------------------------------------------------------------------


                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                             FEBRUARY 28,   FEBRUARY 28,     FEBRUARY 28,    FEBRUARY 28,
                                                2002            2001             2002           2001
                                            -------------   -------------   -------------   -------------
SALES                                       $  1,441,885    $    673,189    $  4,777,207    $  2,633,481

COST OF SALES                                    962,839         405,065       3,154,840       1,564,955
                                            -------------   -------------   -------------   -------------

GROSS PROFIT                                     479,046         268,124       1,622,367       1,068,526

SELLING, GENERAL, AND ADMINISTRATIVE
  EXPENSES                                     3,147,393         630,056       8,863,958       2,044,541
                                            -------------   -------------   -------------   -------------

OPERATING LOSS                                (2,668,347)       (361,932)     (7,241,591)       (976,015)

OTHER INCOME (EXPENSE):
  Franchise fees                                 (24,334)         52,082          11,641         186,337
  Other income                                        --              --             705              --
  Interest expense                                16,232          (7,015)       (194,860)        (37,986)
                                            -------------   -------------   -------------   -------------

        Total other income (expense), net         (8,102)         45,067        (182,514)        148,351
                                            -------------   -------------   -------------   -------------

NET LOSS                                      (2,676,449)       (316,865)     (7,424,105)       (827,664)

OTHER COMPREHENSIVE INCOME
  Foreign currency translation                    40,404          30,209          66,395          27,715
                                            -------------   -------------   -------------   -------------

COMPREHENSIVE LOSS                          $ (2,636,045)   $   (286,656)   $ (7,357,710)   $   (799,949)
                                            =============   =============   =============   =============

BASIC AND DILUTED LOSS PER SHARE            $      (0.26)   $      (0.76)   $      (1.06)   $      (2.13)
                                            =============   =============   =============   =============

WEIGHTED-AVERAGE NUMBER OF SHARES
  USED IN COMPUTATION OF BASIC AND
  DILUTED LOSS PER SHARE                      10,312,390         375,700       6,961,859         375,700
                                            =============   =============   =============   =============


                       See accompanying notes to consolidated financial statements.




                                                     5



                            CETALON CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
-------------------------------------------------------------------------------------------


                                                               NINE MONTHS ENDED FEBRUARY  28,
                                                                   2002            2001
                                                                ------------   ------------
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
  Net loss                                                      $(7,424,105)   $  (827,664)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                   158,006         55,293
    Stock compensation for services and wages                       315,620             --
    Beneficial conversion factor on convertible note payable        250,000             --
   Changes in operating assets and liabilities:
      Accounts receivable                                          (112,105)         5,563
      Inventory                                                    (501,528)       543,297
      Prepaid expenses and other current assets                      77,104         26,115
    Accounts payable                                              2,775,568        205,505
      Due to franchisees                                             (2,080)       158,228
    Accrued liabilities                                           1,443,052        (58,582)
                                                                ------------   ------------

        Net cash (used in) provided by operating activities      (3,020,468)       107,755
                                                                ------------   ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment                                (66,731)       (33,417)
                                                                ------------   ------------

        Net cash used in investing activities                       (66,731)       (33,417)
                                                                ------------   ------------

CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                      1,174,223             --
  Net proceeds (payments) on related party loans and advances            --        (55,881)
  Net proceeds from issuance of notes payable                     1,250,000             --
  Payment on settlement agreement liabilities, net                 (466,182)            --
                                                                ------------   ------------

        Net cash provided by financing activities                 1,958,041        (55,881)
                                                                ------------   ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              66,395         27,715

INCREASE (DECREASE) IN CASH                                      (1,062,763)        46,172

CASH, BEGINNING OF PERIOD                                         1,072,368         14,206
                                                                ------------   ------------

CASH, END OF PERIOD                                             $     9,605    $    60,378
                                                                ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the nine months ended for-
    Interest                                                    $   101,586    $    39,581
    Taxes                                                       $        --    $        --


                See accompanying notes to consolidated financial statements.


                                              6

                      CETALON CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

Because of the seasonal nature of the Company's business, the results of operations for the nine months ended February 28, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended May 31, 2001, included in the Company's Annual Report on Form 10-KSB (File No. 000-32475) filed with the Securities and Exchange Commission on October 2, 2001.

NOTE 2 - PLANS REGARDING GOING CONCERN
--------------------------------------

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

The Company and its management recognize the Company's historical financial weaknesses and cash flow concerns, which are characterized by recurring losses and shareholder's deficiency.

The Company has signed an agreement with a group of investors for a $3.0 million equity line of credit, which was anticipated to be drawn down in 12 monthly traunches, which was initiated in October 2001. The Company has received cash from this equity line of $761,729 as of February 28, 2002, with the issuance of 477,161 of the Company's restricted common shares valued at an average price of $1.60 per share. Related fund raising fees of $52,500 were expensed in interest expense in the current statement of operations and comprehensive loss for the period ending February 28, 2002. Prior to Cetalon initiating the equity line, the price per share stipulated under the equity agreement, was revised to better reflect the market price for Cetalon's stock. The price per share went from $3.27 per share to $2.00 per share.

The Company has also received term sheets from various debt, equity and strategic investors for investment commitments, which are currently under consideration by the Company. The Company was unsuccessful in receiving favorable terms and therefore has not honored any of the terms sheets received. The Company is also under negotiation with various financial institutions to establish leasing facilities and bank lines, which it anticipates will be available to the Company.

The Company entered into a Strategic Relationship Agreement with Logic Nutrition, Inc. ("Logic") on January 19, 2002 that resulted in a restructuring of the Company's management, Board of Directors, and ownership of the Company's stock. Logic has agreed to work with Cetalon in helping provide resources for future working capital requirements. Under the terms of the agreement, funds advanced shall accrue no interest and are payable to Logic within 30 days of Cetalon's receipt of a written demand by Logic. As part of the Company's strategic growth plan, the Company has developed and executed operational initiatives within the last 90 days, which have resulted in significant expense reductions in overhead and operating costs. To maintain and improve operating cash levels, the Company has received new business that includes direct marketing sales for Logic products, distributor agreements with third parties to distribute Logic products to retailer/consumer outlets.

                      CETALON CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001
                                   (UNAUDITED)
--------------------------------------------------------------------------------

The Company has further negotiated and put in place merchandise credit lines for new products and has also secured a factoring credit line for new merchandise products. In addition to a strategic growth plan, the Company has developed operational initiatives, including marketing plans, customer programs, and enhanced associate training. To maintain operating cash levels, the Company expects to periodically obtain equity funding, attempting to balance cash needs and the shareholder dilution that is created by the issuance of new shares. In addition, inventory management and expense control policies and programs are being enhanced to maximize the Company's working capital efficiency. While the Company's strategic, operational, and financing plans are designed to improve the Company's financial condition and meet its working capital needs, there can be no assurance that the Company will be able to achieve its desired results or that other factors may not cause the Company's financial condition to be further weakened.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3 - CREDITOR SETTLEMENT AGREEMENTS
---------------------------------------

During the period from January 2001 through April 2001, the Company entered into Settlement Agreements totaling $1,700,000 with its major creditors, including its trade vendors, notes payable holders, and related parties. The Settlement Agreements offered creditors the following options for repayment of the outstanding balance: (i) 40 percent over 12 months, (ii) 60 percent over 24 months, (iii) 75 percent over 36 months, or (iv) 120 percent over 48 months. The Company's creditors primarily selected either 40 percent over 12 months or 120 percent over 48 months. For the year ended May 31, 2001 the Company recorded approximately $52,000 as other income as a result of certain creditors accepting settlement agreements, which was less than the balance owed to the creditor. Amounts owed under the Settlement Agreements have been classified as current and long term according to the terms of repayment. The amount that will ultimately be paid to the creditors in excess of the original balances owed is being recorded as interest expense over the term of the repayment. In January 2002, the Company has discontinued payments on these agreements until additional cash resources are secured.

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Company's shareholders or their relatives own certain franchises. As of February 28 2002, approximately $75,000 is payable to related franchisees and are included in due to franchisees in the accompanying consolidated balance sheet.

Combined franchise fees and advertising fees were paid by related franchisees in the amounts of approximately $15,000 and $15,000 for the three months ended February 28, 2002 and 2001, respectively. For the nine months ended February 28, 2002 and 2001, combined fees paid by related franchisees are approximately $44,000 and $45,000, respectively.

The Company has purchased certain inventory from a corporation owned by a shareholder. For the three and nine months ended February 28, 2001, the Company purchased $17,000 and $141,000, respectively, from the related corporation. No purchases have been made in the current three and nine months ended February 28, 2002.

The Company received management fees from franchises owned by related parties and the supplier owned by a shareholder of the Company in the amount of approximately $13,000 and $53,000, respectively, for the three and nine months ended February 28, 2001. Such amounts are included in other income.

                      CETALON CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001
                                   (UNAUDITED)
--------------------------------------------------------------------------------

In 2001, the Company entered into a consulting agreement with the Watley Group, LLC ("Watley"), a shareholder and an investment banking company in which the Company's former Chairman and former Vice Chairman - Chief Executive Officer are executive officers or directors. Services provided by Watley include strategic and operational planning, providing senior management for the Company, investment banking, debt or equity offering placement, and acquisition assistance. During the three and nine months ended February 28, 2002, the Company incurred fees with Watley of approximately $15,000 and $150,000, respectively, for management and consulting services, which are included in selling, general, and administrative expenses, and $77,500, for equity financing placement fees, which have been recorded as a reduction to additional paid in capital. Effective with November 01, 2001, The Watley Group, LLC ("Watley") provided notice of immediate termination of the agreement, which has been accepted by Cetalon. During June 2001, the Company entered into a month-to-month rental agreement with Watley for executive office space, which provides for monthly rent expense of approximately $5,000 plus expense reimbursements. The Company provided notice to The Watley Group in December of 2001 of its intentions to terminate the office leasing arrangement and in February of 2002 moved its corporate headquarters to Irvine California. During the three and nine months ended February 28, 2002, the Company incurred fees with Watley of approximately $15,000 and $44,000, respectively, for rent, which are included in selling, general and administrative expenses. As of February 28, 2002, the Company owed approximately $27,000 to Watley, and is included in accounts payable in the accompanying consolidated balance sheet.

At February 28, 2002, settlement agreement liabilities include approximately $141,000 due to a franchises owned by related parties.

NOTE 5 - NOTE PAYABLE
---------------------

In October 2001, the Company received cash in exchange for a note payable in the amount of $250,000 from a vendor who is also a shareholder. Two directors of the Company are also executive officers of the vendor/shareholder. The loan bears interest at a rate of 5 percent of the principal, $12,500, which was expensed as interest expense in the current statement of operations and comprehensive loss for February 2002, and is payable in full, with accrued interest, in April 2002.

NOTE 6 - CONVERTIBLE NOTE PAYABLE
---------------------------------

In August 2001, the Company received a $1,000,000 loan from a vendor who is also a shareholder. At the date of the loan, two directors of the Company were also executive officers of the vendor/shareholder. The loan bears interest at 12 percent per annum and is payable in full, with accrued interest, in August 2004. The Company, at its option, has the right to repay up to one-third of the original note amount, without penalty, each year during the term of the note. The note payable can be converted, in whole or in part, into common stock of the Company at the option of the creditor at any time after July 2002. The conversion price is the lesser of 80 percent of the fair market value of the Company's common stock as defined in the note payable, or $2.00, with a floor conversion price of $1.40. The value of the conversion feature was determined to be $250,000, based on the fair market value of the common stock of the Company on the commitment date and the conversion price on the commitment date. This discount has been expensed as interest expense in the statement of operations for nine months ended February 28, 2002. Watley and another shareholder were each paid a $25,000 placement fee for the transaction, which has been expensed as interest expense in the statement of operations for nine months ended February 28, 2002.

                      CETALON CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 7 - STRATEGIC RELATIONSHIP AGREEMENT
-----------------------------------------

The Company entered into a Strategic Relationship Agreement with Logic Nutrition, Inc. ("Logic") on January 19, 2002 (See Note 2) that resulted in a restructuring of the Company's management, Board of Directors, and ownership of the Company's stock. In accordance with the Strategic Relationship Agreement, Logic has agreed to advance such funds to appropriate third parties or Cetalon as are reasonably required (as mutually determined by Logic and Cetalon in good faith) through existing and new credit facilities to procure Cetalon's inventory requirements for its existing Canadian and U.S. facilities; and meet Cetalon's daily operating overhead requirements for past, current and future needs. Logic also agreed to assign designated distribution agreements to Cetalon as additional channels of revenue and cash flow. In exchange, Cetalon agreed to issue an additional 6,889,736 (issued at par value) of its restricted common shares to Logic Nutrition's nominee GenTrust Finance SA ("Gen Trust"), which resulted in Logic Nutrition's nominee controlling 51% of the outstanding voting stock. Logic also was entitled to appoint additional board members to obtain majority control and Elwood Sprenger was appointed as Chairman and Chief Executive Officer of the Company. At the time of the transaction, Mr. Sprenger was the Chief Executive Officer of Logic.

The Company, Logic and GenTrust have agreed in principal to certain terms and conditions, which have transferred the Strategic Relationship agreement with Cetalon from Logic to GenTrust. The Company is in the process of finalizing formal distribution and licensing agreements.

The Company is current seeking a third party valuation on this agreement therefore, no value has been recorded in the condensed consolidated balance sheet for February 28, 2002.

NOTE 8 - STOCK BASED COMPENSATION
---------------------------------

On July 24, 2001 the Company adopted the 2001 Equity Incentive Plan (the "Plan") which on November 30, 2001, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission for the issuance of up to 1,550,000 shares of its $0.0001 par value common stock to be used for various future issuances, including the Company's 2001 Equity Incentive Plan. The Plan provides the exercise price of non-qualified stock options granted under the Plan is to be at fair market value on the date of the grant. The Plan also allows for the Company to grant stock bonuses, stock for service performed, rights to purchase restricted stock, and stock appreciation rights. Supplemental stock options and restricted stock grants may be issued at 85% of the fair market value on the date of the grant. Non-qualified stock options under the Plan vest 1/3 after 1 year from date of grant and 1/24 for each month thereafter. The Plan provides for accelerated vesting for certain executives in the event of a change of control or other events as defined by the Plan.

The Company granted 1,023,000 non-qualified stock options with the cancellation of 399,000 options due to terminations resulting in 624,000 net options outstanding as of February 28, 2002. 526,500 non-qualified stock options were granted during the six months ended November 2001 at an exercise price of $0.85 per share. Fair market value as of date of grant was $1.17 per share, however there were 35,000 stock option grants at the fair market value price as of the date of the stock option grant for two of the Company's managers, their stock option grant date is October 26th and the price was $1.60 on that date, accordingly the Company is recognizing compensation expense over the vesting period. In accordance with APB 25, the Company valued the options at approximately $31,000 that will be amortized to compensation expense over the vesting period. No compensation expense has been recognized as of February 28, 2002. On January 17, 2002 the Company granted 97,500 non-qualified stock options were granted during the three months of December 2001 and February 2002 at an exercise price ranging from $0.28 to $1.50 per share (based on closing price at date of grant). These options have a vesting period of one-third in the first year from date of issuance and monthly thereafter for two years. A total of 300,000 options vested for one previous officer of the Corporation as a result of the change in control of the Corporation that occurred on January 19, 2002 with Logic Nutrition. No supplemental stock options, stock bonus rights, or stock appreciation rights were issued or are outstanding as of February 28, 2002.

                      CETALON CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED FEBRUARY 28, 2002, AND 2001
                                   (UNAUDITED)
--------------------------------------------------------------------------------

During the nine months ended February 28, 2002, the Company granted 150,000 shares of restricted common stock to an officer of the Company. The 100,000 restricted shares were recorded at $1.17 per share (based on the closing price at date of grant), with $117,000 recorded to compensation expense as of November 2001. The 50,000 restricted shares were recorded at $0.80 per share (based on the closing price at date of grant), with $40,000 recorded to compensation expense as of January 2002.

During December 2001, the Company issued 7,500 common shares to a consultant valued at $2.00 per share (based on the closing price at the date of grant), with $15,000 recorded to legal expense.

During January 2002, the Company issued 214,286 of common shares to a consultant valued at $0.42 per share (based on the closing price at date of grant), with $90,000 recorded to consulting expense.

As of February 28, 2002, the Company granted 800 restricted common shares valued $1.40 per share (based on the closing price the date of grant), to employees who achieved their sales goals with $1,120 recorded to compensation expense.

The Company also granted 30,000 shares of restricted common stock to a former employee of the Company and had previously recorded compensation expense of $31,500 which was cancelled in February of 2002 when it was determined that the compensation was not earned based on performance goals established at the date of grant.

NOTE 9 - EXERCISE OF STOCK WARRANTS
-----------------------------------

On July 5, 2001, a shareholder exercised an option to purchase 238,095 shares of the Company at a price of $2.10 per share, or aggregate consideration of $500,000. Watley and another shareholder each received $25,000 for financing placement fees, which has been recorded as a reduction to additional paid-in capital.

NOTE 10 - FINANCIAL ADVISORY AGREEMENT
--------------------------------------

On October 30, 2001, the Company entered into an agreement with Rubin Investment Group, Inc. ("RIG") for financial advisory services. As consideration for RIG's services, the Company issued 50,000 shares of its common stock to RIG at a value of $1.35 per share (based on the closing price on the date of grant), in the amount of $67,500, which was recorded as consulting expense in November 2001, with options to purchase 500,000 shares at $1.75 per share and 250,000 shares at $2.00 per share respectively of the Company's common stock that were registered on November 30, 2001. On December 31, 2001 the Company and Rubin Investment Group had agreed to an immediate purchase of the shares for a value of $375,000 that were recorded as a shareholder receivable against additional paid-in capital. Accordingly, the Company delivered an additional 750,000 shares to Rubin Investment Group. Rubin Investment was requested to pay for the shares pursuant to the agreement within the specified period but failed to pay for the shares and has since refused to return the shares. The Company has sent a final demand letter to Rubin Investment through its legal counsel requesting immediate submission of payment for these shares.

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

                      CETALON CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED FEBRUARY 28, 2002, AND 2001
                                   (UNAUDITED)
--------------------------------------------------------------------------------


SFAS No. 142, "Goodwill and Other Intangible Assets," is effective for fiscal years beginning after December 15, 2001 and establishes accounting and reporting standards for goodwill and other intangible assets. The adoption of SFAS No. 142 will not have a material impact on the Company's future financial statements.

SFAS No. 143, "Accounting for Asset Retirement Obligations", is effective for fiscal years beginning after June 15, 2002 and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company's management has not determined if the adoption of SFAS No. 143 would have any substantial impact on the Company's future financial statements.

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Certain Key Senior Executives of the Company have entered into employment agreements with the Company. The agreements include provisions regarding change of control of the Company, as defined, such as acceleration of stock options and certain severance benefits including salary continuation, entitlement to bonus payments and medical benefit coverage's for a specified period of time. The agreements also provide for severance payments in the event of termination for reasons other than cause. As a result of the strategic merger with Logic Nutrition on January 19, 2002, a change in control has occurred in which certain severance benefits, continuation of medical coverage and acceleration of stock options became operative for one officer of the Corporation. The Company has recognized the liability for these expenses, which are reflected in the accompanying financial statements.

NOTE 13 - BUSINESS SEGMENTS
---------------------------

The Company reports its business segments based on geographic regions, which are as follows for the quarter ended February 28, 2002:

(000's)              NET SALES        NET LOSS       DEPRECIATION
-------              ---------        --------       ------------

Cetalon, Canada      $  1,155.4      $    (715.3)     $    40.9
Cetalon, U.S.        $    286.5      $  (1,961.1)     $     1.7


NOTE 14 - SUBSEQUENT EVENTS
---------------------------

On April 8, 2002, Jim Mault, Craig Huff and Dan Howells provided notice of their voluntary resignation to the Cetalon Board of Directors and the Company. On April 29, 2002, Mary Claire Quella and Mark Miller provided notice of their voluntary resignation as a Director of the Company.

As of March 13, 2002 the Company granted 240,000 restricted common shares to employees in lieu of compensation valued at $0.20 per share (based on the closing price at date of grant), $48,000 recorded as compensation expense as of March 2002.

As of March 13, 2002 the Company granted 135,333 restricted common shares to consultants valued at $0.20 per share (based on the closing price at date of grant), $270,666 was recorded as consulting expense as of March 2002.

As of March 13, 2002, a total of which 8,400 shares valued at $1.40 per share (based on the closing price at date of grant), for $11,770 of restricted common stock were granted to employees who achieved their sales goals.

On March 15, 2002, John Danylowich provided notice of his voluntary resignation as Director of the Company.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------

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

OVERVIEW

Cetalon Corporation, formerly Sportsman's Wholesale Co., and its subsidiaries are engaged in retailing nutritional and personal care products through licensed retail departments in Sears Canada and Sears U.S. department stores. The Company operates its "store within a store" locations under the name "Sears Health Food and Fitness Shops" in Canada and under the name "Sears Health Food and Nutrition Centers" in the United States. As of February 28, 2002, the Company operated 46 Sears Health Food and Fitness Shops in Canada (including 10 locations through franchisees) and 10 Sears Health Food and Nutrition Centers in the United States (all in California).

During the three months ended February 28, 2002, the Company acquired two franchisee locations and converted them into Company owned stores. No new stores were opened during the three months ending February 28, 2002.

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

STRATEGIC RELATIONSHIP AGREEMENT

The Company entered into a Strategic Relationship Agreement with Logic Nutrition, Inc. ("Logic") on January 19, 2002 that resulted in a restructuring of the Company's management, Board of Directors, and ownership of the Company's stock. In accordance with the Strategic Relationship Agreement, Logic has agreed to advance such funds to appropriate third parties or Cetalon as are reasonably required (as mutually determined by Logic and Cetalon in good faith) through existing and new credit facilities to procure Cetalon's inventory requirements for its existing Canadian and U.S. facilities; and meet Cetalon's daily operating overhead requirements for past, current and future needs. Logic also agreed to assign designated distribution agreements to Cetalon as additional channels of revenue and cash flow. In exchange, Cetalon agreed to issue an additional 6,889,736 (issued at par value) of its restricted common shares to GenTrust Finance SA ("GenTrust"), nominee for Logic Nutrition, which represents 51% of the outstanding voting stock. Logic also was entitled to appoint additional board members and appointed Elwood Sprenger as Chairman and Chief Executive Officer of the Company. At the time of the transaction, Mr. Sprenger was the Chief Executive Officer of Logic.

The Company, Logic and GenTrust have agreed in principal to certain terms and conditions that have transferred the Strategic Relationship agreement with Cetalon from Logic to GenTrust. The Company is in the process of finalizing formal distribution and licensing agreements.

The Company is currently seeking an independent third party valuation on this agreement therefore, no value has been recorded in the condensed consolidated balance sheet for February 28, 2002.

RESULTS OF OPERATIONS

The following table presents the percent to sales of certain items included in the Company's consolidated statements of operations, unless otherwise indicated:

                                                      THREE MONTHS ENDED   SIX MONTHS ENDED
                                                       -----------------   -----------------
                                                       FEB. 28,  FEB. 28,  FEB. 28, FEB. 28,
                                                         2002      2001     2002       2001
                                                       -------   -------   -------   -------
STATEMENT OF OPERATIONS DATA:
Sales                                                   100.0%    100.0%    100.0%    100.0%
Cost of sales                                            66.8      60.2      66.0      59.4
                                                       -------   -------   -------   -------
Gross profit                                             33.2      39.8      34.0      40.6
Selling, general, and administrative expenses           218.3      93.6     185.5      77.6
                                                       -------   -------   -------   -------
Loss before other income (expense) and income taxes    (185.1)    (53.8)   (151.5)    (37.0)
Franchise fees                                           (1.7)      7.7       0.2       7.1
Other income (expense)                                    0.0       0.0       0.0       0.0
Interest expense                                          1.1      (1.0)     (4.1)     (1.4)
                                                       -------   -------   -------   -------
Net loss before income taxes                           (185.7)%   (47.1)%  (155.4)%   (31.3)%
                                                       =======   =======   =======   =======



SEGMENTED REPORTING OF OPERATIONS
(000'S)


                                    THREE MONTHS ENDED                      NINE MONTHS ENDED
                                    FEBRUARY 28,  2002                      FEBRUARY 28, 2002
                       ---------------------------------------   ---------------------------------------
                           U.S.         CANADA      COMBINED         U.S.        CANADA       COMBINED
                       -----------   -----------   -----------   -----------   -----------   -----------
Sales                  $    286.5    $  1,155.4    $  1,441.9    $    769.4    $  4,007.8    $  4,777.2
Cost of sales               237.9         725.0         962.9         562.4       2,592.5       3,154.9
                       -----------   -----------   -----------   -----------   -----------   -----------
Gross profit                 48.6         430.4         479.0         207.0       1,415.3       1,622.3
Selling, general,
  and administrative
  expenses                2,003.8       1,143.5       3,147.3       5,445.9       3,418.0       8,863.9
                       -----------   -----------   -----------   -----------   -----------   -----------
Loss before other
   income (expense)      (1,955.2)       (713.1)     (2,668.3)     (5,238.9)     (2,002.7)     (7,241.6)
Franchise fees                0.0         (24.3)        (24.3)          0.0          11.7          11.7
Other income
   (expenses)                 0.0           0.0           0.0           0.0           0.7           0.7
Interest expense             (5.9)         22.1          16.2         (55.9)       (139.0)       (194.9)
                       -----------   -----------   -----------   -----------   -----------   -----------
Net loss               $ (1,961.1)   $   (715.3)   $ (2,676.4)   $ (5,294.8)   $ (2,129.3)   $ (7,424.1)
                       ===========   ===========   ===========   ===========   ===========   ===========


                                  THREE MONTHS ENDED                        NINE MONTHS ENDED
                                   FEBRUARY 28, 2001                         FEBRUARY 28, 2001
                       ---------------------------------------   ---------------------------------------
                          U.S.         CANADA       COMBINED        U.S.         CANADA       COMBINED
                       -----------   -----------   -----------   -----------   -----------   -----------
Sales                  $      0.0    $    673.2    $    673.2    $      0.0    $  2,633.5    $  2,633.5
Cost of sales                 0.0         405.1         405.1           0.0       1,564.9       1,564.9
                       -----------   -----------   -----------   -----------   -----------   -----------
Gross profit                  0.0         268.1         268.1           0.0       1,068.6       1,068.6
Selling, general,
  and administrative
  expenses                    0.0         630.0         630.0           0.0       2,044.6       2,044.6
                       -----------   -----------   -----------   -----------   -----------   -----------
Loss before other
   income (expense)          0.0         (361.9)       (361.9)          0.0        (976.0)       (976.0)
Franchise fees               0.0           52.0          52.0           0.0         186.3         186.3
Other income
   (expenses)                0.0            0.0           0.0           0.0           0.0           0.0
Interest expense             0.0           (7.0)         (7.0)          0.0         (38.0)        (38.0)
                       -----------   -----------   -----------   -----------   -----------   -----------
Net loss               $     0.0     $   (316.9)   $    (316.9)  $      0.0    $   (827.7)   $   (827.7)
                       ===========   ===========   ============  ===========   ===========   ============


THREE MONTHS ENDED FEBRUARY 28, 2002 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2001

Sales were approximately $1.4 million for the three months ended February 28, 2002, compared to approximately $0.7 million for the three months ended February 28, 2001. The increase in sales was due to a significant increase in sales in the Company's Canadian locations and the opening of ten new stores in the United States in June 2001. The U.S. sales were approximately $0.3 million for the three months ended February 28, 2002. The Canadian operation sales were approximately $1.1 million for the three months ended February 28, 2002, compared to approximately $0.7 million for the three months ended February 28, 2001. The increase in sales in Canada of 171.6% was mainly the result of a more aggressive advertising and marketing programs during the three months ended February 28, 2002 as compared to the three months ended February 28, 2001 and an improved stock position over the previous year. The Company incurred approximately $118,000 of net advertising expense in Canada during the three months ended February 28, 2002, compared to approximately $6,000 of net advertising expense for the same period in the previous year.

Gross profit decreased as a percentage of net sales to 33.2% for the three months ended February 28, 2002 from 39.8% for the same period in the previous year. The decrease in gross profit as a percentage of net sales was mainly the result of certain aggressive promotional campaigns in the Canadian operations to increase revenues and store traffic.

Selling, general and administrative expenses increased as a percentage of net sales to 218.3.7% for the three months ended February 28, 2002, from 93.6% for the three months ended February 28, 2001. This increase resulted primarily from the recording of .9 million in one-time costs associated with the restructuring of personnel as a result of the change of control of the Company, including business strategy consulting, public relations, and investor communications. Total selling, general and administrative expenses for the U.S. operation was approximately $2.0 million, which is comprised of $0.4 million (20%) stores operating expenses and $1.6 million (80%) other selling, general and administrative expenses. Total selling, general and administrative expenses for the Canadian operation (excluding the U.S. costs) were approximately $1.1 million or 99.0% as a percentage of net sales for the three months ended February 28, 2002, compared to approximately $0.6 million or 92.5% as percentage of net sales for the three months ended February 28, 2001. The increase as a percentage of net sales was due to primarily to the one time transitional costs associated with the restructuring of the Company in addition to the increase in advertising and marketing costs associated with the start-up of the U.S. store operations. The Company's operating loss increased approximately $2.3 million to approximately $2.7 million for the three months ended February 28, 2002, from approximately $0.4 million for the three months ended February 28, 2001. This increase was the result of the significant increase in selling, general and administrative expenses described above.

Interest expense increased to approximately $44,000 for the three months ended February 28, 2002 from approximately $7,000 for the three months ended February 28, 2001 due to the long-term settlement agreements entered into between the Company and its vendors during from January to April 2001. During the current quarter an adjustment reducing interest expense approximately $60,000 relating to a foreign exchange transaction that was recorded, resulting in a $16,000 income for interest expense on the condensed consolidated statement of operations and comprehensive loss ending February 28, 2002.

As a result of the above, the Company reported a net loss of approximately $2.7 million, a loss of $0.26 per share for the three months ended February 28, 2002 compared to a net loss of approximately $0.3 million, a loss of $0.76 per share for the three months ended February 28, 2001.

NINE MONTHS ENDED FEBRUARY 28, 2002 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 2001

Sales were approximately $4.8 million for the nine months ended February 28, 2001, compared to approximately $2.6 million for the nine months ended February 28, 2001. The increase in sales was due to a significant increase in sales in the Company's Canadian locations and the opening of ten new stores in the United States in June 2001. The U.S. sales were approximately $0.8 million for the nine months ended February 28, 2002.

The Canadian operation sales were approximately $4.0 million for the nine months ended February 28, 2002, compared to approximately $2.6 million for the nine months ended February 28, 2001. The increase in sales in Canada of 65.7% was mainly the result of a larger advertising program during the three months ended February 28, 2002 as compared to the three months ended February 28, 2001. The Company incurred approximately $700,000 of net advertising expense in Canada during the nine months ended February 28, 2002, compared to approximately $151,000 of net advertising expense for the same period in the previous year.

Gross profit decreased as a percentage of net sales to 34.0% for the nine months ended February 28, 2001 from 40.6% for the same period in the prior year. The decrease in gross profit as a percentage of net sales was mainly the result of an aggressive promotional advertising campaign in Canada stores to drive traffic and sales and lower initial gross margins in the United States stores as a result of special grand opening price reduction offers.

Selling, general and administrative expenses increased as a percentage of net sales to 185.5% for the nine months ended February 28, 2002, from 77.6% for the nine months ended February 28, 2001. This increase resulted from the start-up of store and corporate operations in the United States during 2001,the recording of ..9 million in one time costs associated with the restructuring of personnel as a result of the change of control of the Company, including business strategy consulting, public relations, investor communications, grand opening advertising, other store pre-opening costs, and pre-opening temporary store labor. Total selling, general and administrative expenses for the U.S. operation was approximately $5.4 million, which is comprised of $1.2 million (22%) start up costs and $4.2 million (88%) other selling, general and administrative expenses. Total selling, general and administrative expenses for the Canadian operation (excluding the U.S. costs) were approximately $3.4 million or 85.3% as a percentage of net sales for the nine months ended February 28, 2002, compared to approximately $2.0 million or 76.2% as percentage of net sales for the nine months ended February 28, 2001. The increase as a percentage of net sales was due to primarily to the one time transitional costs associated with the restructuring of the Company in addition to the increase in advertising and marketing costs associated with the start-up of the U.S. store operations.

The Company's loss before other income increased $6.3 million to $7.2 million for the nine months ended February 28, 2002, from $0.9 million for the nine months ended February 28, 2001. This increase was the result of the significant increase in selling, general and administrative expenses described above.

Interest expense increased to approximately $195,000 for the nine months ended February 28, 2002 from approximately $38,000 for the nine months ended February 28, 2001 due to the long-term settlement agreements entered into the Company and its vendors during from January to April 2001.

As a result of the above, the Company reported a net loss of approximately $7.4 million, a loss of $1.06 per share for the nine months ended February 28, 2002 compared to a net loss of approximately $0.8 million, a loss of $2.13 per share for the nine months ended February 28, 2001.

ASSETS AND LIABILITIES

Total assets decreased by $617,509 from $2,670,580 as of May 31, 2001 to $2,053,071 as of February 28, 2002. The significant difference is the decrease in cash of $1,062,763 and the increase in inventory of $501,528. These variances were primarily due to the additional 10 new stores in the U.S., which were not opened as of May 31, 2001.

Total liabilities increased by $5,000,358 from $3,475,791 as of May 31, 2001 to $8,476,149 as of February 28, 2002. The increase is due primarily to accounts payable increasing from $698,165 to $3,473,733 and the accrued liabilities increasing from $399,401 as of May 31, 2001 as compared to $1,842,453 as of February 28, 2002. During the nine months ended February 28, 2002 the Company made payment of $466,182 against the settlement agreement liabilities. The Company accepted notes payable from a related party in the amount of $1,250,000 for additional funding. The increase in payables and accrued liabilities reflect the increase in expenses and corresponding payable and accrued liabilities for cost associated with the company's entry into the U.S. market.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations and expansion program to date principally through debt issuances, advances from related parties, and equity infusions. Additional sources of financing have included vendor terms on inventory purchases.

Cash used in operations was $3,020,468 for the nine months ended February 28, 2002, compared to cash provided by operations of $107,755 for the same period in the prior year. The significant increase in cash used in operations was primarily caused by the start-up of the United States operations during the nine months ended February 28, 2002. During the period from January 2001 through April 2001, the Company entered into Settlement Agreements totaling approximately $1,700,000 with its major creditors, including its trade vendors, notes payable holders, and related parties. The Settlement Agreements offered the creditors the following options for repayment of the outstanding balance:
(i) 40% over 12 months, (ii) 60% over 24 months, (iii) 75% over 36 months, or
(iv) 120% over 48 months. The Company's creditors primarily selected either 40% over 12 months or 120% over 48 months.

The Company has used cash in investing activities since inception to purchase leaseholds, fixtures and equipment for new stores. Net cash used in investing activities was $66,731 for the nine months ended February 28, 2002, as compared to $33,417 for the same period in the prior year.

Net cash provided by financing activities consist primarily of repayments on the Company's settlement agreement liabilities and proceeds from notes payable and equity infusions.

The Company had signed an agreement with a group of investors for a $3.0 million equity line of credit, anticipated to be drawn down in 12 monthly traunches, which was initiated in October 2001. The Company had received cash from this equity line of $761,729 through February 28, 2002, with the issuance of 477,161 of the Company's restricted common shares valued at an average price of $1.60 per share. Prior to Cetalon initiating the equity line, the price per share stipulated under the equity line agreement, was revised to better reflect the market price for Cetalon" stock. The price per share was revised from $3.27 per share to $2.00 per share. The Company made the decision to temporarily suspend access to the equity line based on the Logic strategic relationship that was completed on January 19, 2002.

The Company's primary long-term capital requirements consist of debt repayment, opening new stores, costs related to closing and/or acquisition of franchise operations, and investments in capital improvements/working capital.

All of the Company's stores are located within Sears' department stores. The Company pays Sears a commission based on net sales as part of the Sears License Agreements. The Company expects to open contingent upon the approval of Sears, additional new stores during the next few years. Each of these locations generally requires capital expenditures of approximately $30,000 for fixtures and equipment and leasehold improvements. Additionally, store openings require cash of approximately $20,000 for inventory, before accounts payable financing.

Earlier this year the Company negotiated extended terms on a significant portion of its trade payables, notes payable, and related party advances due to cash flow constraints. The Company has had inventory levels reduced in its stores recently due to reduced availability of cash to make purchases and is in the process of rebuilding these inventory levels. The Company has relied on equity investment infusions of cash to continue operations. The Company has made significant overhead and expenses reductions in the last 90 days, which has improved the operating cash flows and is anticipated to reduce the operating losses for the future. The Company as a result of the strategic relationship with Logic Nutrition has received new business channels, which generate both revenue and cash. These business channels include a direct marketing business for Logic Nutrition products, master distribution agreements for Logic Nutrition products with certain regional operators and third party distributors. The Company has negotiated merchandise credit lines with selected vendors to allow for shipment of new products to be provided to stores, which is anticipated to increase sales and operating cash flow. The Company continues to consider and evaluate equity financing, as an added source to increase the Company's liquidity to meet its past, current and future obligations with trade vendors and creditors. The Company's inability to raise capital would materially and adversely harm the Company's business and financial condition. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to the Company's stockholders.

SEASONALITY AND INFLATION

The Company's business is subject to some seasonal fluctuations and it typically realizes lesser sales volume and operating profits during the summer months. In addition, because Sears' department stores typically draw customers from a large trade area, sales may be impacted by adverse weather or travel conditions.

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

SFAS No. 143, "Accounting for Asset Retirement Obligations", is effective for fiscal years beginning after June 15, 2002 and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company's management has not determined if the adoption of SFAS No. 143 would have any substantial impact on the Company's future financial statements.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

         In the matter of Natural Bridge, Inc. v. Claydan Enterprises, Inc., John Danylowich and Cetalon Corporation, in the Court of Common Pleas, Civil Trial Division, Philadelphia Country, docket number 1614, the Court has compelled the Plaintiff, Claydan and John Danylowich to participate in arbitration. The action against the Company has been stayed pending resolution by arbitration.

         On March 13, 2002, Baker Designed Communications filed a Summons and Complaint against the Company styled, Gary Robert Baker, Inc. D.b.a. Baker Designed Communications v. Cetalon Corporation in the Superior Court for the State of California, Los Angeles, Superior Court. Case No. BC269899 in the amount of approximately $96,000. Plaintiff has requested relief according to proof at trial. Plaintiff's complaint alleges that the Company breached a contract for the Plaintiff to provide design, marketing and merchandising services. Management disputes these allegations and intends to defend the Company's position vigorously. Management does not believe that this will have a material adverse effect on the Company's financial condition, results of operations, or future cash flows.

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

ITEM 2.  CHANGE IN SECURITIES
-------  --------------------

         On December 6, 2002, the Company granted 800 restricted common shares of stock at a value of $1.40 per share (based on the closing price on the date of grant) to an employee in relation to a sales incentive program. The shares were issued pursuant to Regulation 4(2) of the Securities Act of 1933.

         On December 28, 2001 the Company granted 50,000 restricted common shares of stock at a value of $0.80 per share (based on the closing price on the date of grant) to an officer per their employment contract. The shares were issued pursuant to Regulation 4(2) of the Securities Act of 1933.

         On January19, 2002, the Company issued 6,889,736 restricted common shares at par value to GenTrust Finance SA, a Swiss corporation, as nominee for Logic Nutrition, as part of the terms and conditions of the Strategic Relationship Agreement with Logic Nutrition. The shares were issued in an isolated transaction not involving a public offering pursuant to Regulation 4(2) of the Securities Act of 1933.

         The Company also granted 30,000 shares of restricted common stock to a former employee of the Company and had previously recorded compensation expense of $31,500 which was cancelled in February of 2002 when it was determined that the compensation was not earned based on performance goals established at the date of grant.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
-------  -------------------------------

         During the three months ended February 28, 2002, the Company had no defaults upon Senior Securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         During the three months ended February 28, 2002, the Company had no submission of matters to vote of Security Holders.

ITEM 5.  OTHER INFORMATION
-------  -----------------

         On March 8, 2002, the Company filed and distributed to its shareholders a report on Schedule 14f-1 announcing that a change in the majority of the Company's Board of Directors had occurred.

ITEM 6.  REPORTS ON FORM 8-K
-------  -------------------

  (b)    Reports on Form 8-K

         On January 19, 2002, the Company filed a report on Form 8-K announcing the Company had entered into a Strategic Relationship Agreement with Logic Nutrition, Inc. and the appointment of six Directors to the Board of Directors and Elwood Sprenger as Cetalon's Chief Executive Officer.

         On April 16, 2002, the Company filed a report on Form 8-K announcing the change of its independent auditors from Deloitte and Touche LLP to Squar, Milner, Reehl, & Williamson, LLP for the fiscal year ended May 30, 2002. The Company also announced the resignation of Jim Mault, Craig Huff and Dan Howells as Directors of the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2002.

                                                CETALON CORPORATION

                                                BY: /s/ Thomas A. Wagner
                                                    ----------------------------
                                                    Thomas A. Wagner
                                                    Chief Accountant


                                                BY: /s/ Elwood Sprenger
                                                    ----------------------------
                                                    Elwood Sprenger
                                                    Chief Executive Officer