Form 10KSB/A
period 2001-05-31
CETALON CORP
filed 2002-07-23
CIK 1071157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO

                                   FORM 10-KSB

(Mark  One)

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  fiscal  year  ended  May  31,  2001

[   ]  Transition  report  under Section 13 or 15(d) of the Securities Exchange
       Act  of  1934

     For  the  transition  period  from  _________  to  _________

     Commission  File  No.  000-32475

                               CETALON CORPORATION
             (Exact name of registrant as specified in its charter)

         NEVADA                                           84-0108762
(State  or  other  jurisdiction  of                    (IRS  Employer
 incorporation  or  organization)                  Identification  Number)

      16510  ASTON
   IRVINE,  CALIFORNIA                                     92606
(Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code:    (949) 862-5969

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.0001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.     Yes  [ X ]     No  [  ]

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

Item  7.  Financial  Statements

The Independent Auditors' Report in Item 7 of the Company's Form 10-KSB for the year ended May 31, 2001 is hereby amended.

Deloitte  &  Touche  LLP.
Suite  200
350  South  Grand  Avenue
Los  Angeles  California  90071-3462
Tel:  (213)688-0800
Fax:(213)688-0100
www.deloitte.com                                        Deloitte
                                                        &  Touche


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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


/s/ Deloitte  &  Touche  LLP

August  31,  2001


Pacific Southwest: Carlsbad Costa Mesa Las Vegas Los Angeles Phoenix Reno San Diego


Deloitte
Touche
Tohmatsu

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July  23,  2002     Cetalon  Corporation

                            /s/ Elwood Sprenger

                            Elwood  Sprenger,  Chief  Executive  Officer

     Pursuant to the requirements of the Securities Act of 1933, this Report has been signed by the following persons in the capacities and on the dates indicated.


/s/ Elwood Sprenger        Director
------------------------
Elwood  Sprenger


/s/ Thomas Wagner          Chief  Accounting  Officer
------------------------
Thomas  Wagner


/s/ David Vanderveen       Director
------------------------
David  Vanderveen


/s/ Gregory Bowers         Director
------------------------
Gregory  Bowers