Form 10KSB
period 2003-05-31
CETALON CORP
filed 2004-05-27
CIK 1071157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED MAY 31, 2002 and 2003

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                            FOR THE TRANSITION PERIOD

                        COMMISSION FILE NUMBER 000-32475

                               Cetalon Corporation
                               -------------------
         (Name of small business registrant as specified in its charter)



           Nevada                                       84-1408762
  ------------------------------             ---------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)

1801 Century Park East, Suite 1830, Los Angeles, California           90067-2320
-----------------------------------------------------------           ----------
          (Address of principal executive offices)                    (Zip Code)


       Registrant's telephone number, including area code: (310) 843-3600

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes ____ No   X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Based on the closing sale price of $0.0001 on May 26, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,400.

The registrant's had no revenues for its most recent fiscal year, ended May 31, 2003.

On May 26, 2004 there were 13,997,489 shares of the Registrant's Common Stock outstanding.

                                TABLE OF CONTENTS



ITEM                                                                        PAGE
----                                                                        ----
                                     PART I

1.   Description of Business ..........................................       4
2.   Description of Property ..........................................       5
3.   Legal Proceedings ................................................       6
4.   Submission of Matters to a Vote of Security Holders ..............       6


                                     PART II

5.   Market for Common Equity and Related
     Stockholder Matters ..............................................       6
6.   Management's Discussion and Analysis of
     Financial Condition and Results of Operations ....................       7
7.   Financial Statements .............................................      10
8.   Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure ...........................      25


                                    PART III

9.   Directors, Executive Officers, Promoters and Control Persons;
     Compliance With Section 16(a) of the Exchange Act ................      25
10.  Executive Compensation ...........................................      26
11.  Security Ownership of Certain Beneficial Owners
     and Management ...................................................      27
12.  Certain Relationships and Related Transactions ...................      27
13.  Exhibits and Reports on Form 8-K .................................      28

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

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Cetalon Corporation and subsidiaries (the "Company" or "Cetalon") operated health food and fitness retail stores pursuant to licensing agreements with Sears Canada, Inc. and Sears Roebuck & Co. (collectively, "Sears") through corporate-owned and franchised locations within Sears stores throughout Canada. The Company began operations in the United States in July 2001 when 10 owned locations opened in California. The Company operated under the name of Sears Health Food and Fitness Shops in Canada and Sears Health Food and Nutrition Centers in the United States. The operations in the United States and Canada have been discontinued.

The Company's Canadian operation was effectively abandoned as of May 31, 2002 with the closing of all locations and the termination of its license arrangement with Sears Canada. In the United States, the Company closed 5 stores in June 2002 and the remaining stores were closed in December 2002. On December 31, 2002, the license agreement with Sears was terminated.

On January 15, 2003, the Company filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of California, Los Angeles Division, Case No. LA 03-11306-VZ. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as a Debtor-in-possession. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. The Company intends to emerge from bankruptcy and seek new lines of business that are unrelated to its discontinued operations. The development of new lines of business will require the raising of capital through the issuance of common stock, which will significantly dilute the ownership percentages of existing shareholders as of May 31, 2003.

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

EMPLOYEES

As  of  May  31,  2003,   the  Company   employed  2  people  in  executive  and
administrative capacities. No employees are represented by a labor union.

BUSINESS RISKS

The business risks below reflect some, but not necessarily all, of the risks and uncertainties that could have a material adverse affect on our ability to operate its businesses successfully. Our actual results could differ materially from our business plan due to some or all of the factors discussed below.

Possible Volatility of Stock Price; Absence of Dividends:

The market price of the Common Stock of the Company may be subject to significant fluctuations in response to operating results and other factors. In addition, the stock market in recent years has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of the Common Stock.

The Company has never paid cash dividends on its Common Stock. The Company currently does not anticipate paying cash dividends in the foreseeable future.

Need for Additional Funding:

The Company has recently needed to negotiate extended terms on a significant portion of its trade payables, notes payable, and related party advances due to cash flow constraints that commenced prior to the Claydan Transaction and Share Exchange and continued thereafter. The Company's inventory levels were significantly reduced over historical levels due to reduced availability of cash to make purchases. The Company has relied on debt and equity investment infusions of cash to continue operations. If the Company is unable to generate and maintain positive operating cash flows and operating income in the future, or to continue to obtain equity or debt financing from its current sources or those who have committed to provide such financing (as to all of which there can be no assurance), it would require funding from other sources. If financing is required, the Company's inability to raise capital would materially and adversely harm the Company's business and financial condition. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to the Company's stockholders.

Going Concern Opinion:

The Company's financial statements for the years ended May 31, 2003 and 2002 contain an emphasis paragraph regarding "going concern" from the Company's independent accountants. The Company's independent accountants note that the Company's, recurring losses from operations, and shareholders' deficiency raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In response to such concerns, as discussed in Note 1 to the financial statements, management has developed operational and strategic plans to improve the Company's long-term financial condition, and financial sourcing strategies with the goal of providing working capital to the business. To maintain operating cash levels, the Company expects to periodically obtain equity funding, attempting to balance cash needs and the stockholder dilution that is created by the issuance of new shares. Management's operational plans and initiatives are being developed during the bankruptcy process. The Company intends to emerge from bankruptcy and seek new lines of business that are unrelated to its discontinued operations. The development of new lines of business will require the raising of capital through the issuance of common stock, which will significantly dilute the ownership percentages of existing shareholders as of May 31, 2003. While the Company's strategic, operational, and financing plans are designed to improve the Company's financial condition and meet its working capital needs, there can be no assurance that the Company will be able to achieve its desired results or that other factors may not cause the Company's financial condition to be further weakened.

ITEM 2. DESCRIPTION OF PROPERTY

The Company rents office space from a company that is owned by a shareholder and officer of the Company. Monthly payments of $3,950 are made under and pursuant to Cetalon's bankruptcy proceedings.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in certain litigation arising in the ordinary course of business. Although management is of the opinion that these matters will not have material adverse effect on the financial position or results of operations of the Company, the ultimate outcome of these matters cannot be reasonably predicted at this time due to inherent uncertainties in litigation.

On January 15, 2003, the Company filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of California, Los Angeles Division, Case No. LA 03-11306-VZ. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as a Debtor-in-possession.

On December 22, 2003, the Company filed legal action against Logic Nutrition and others seeking damages for: misrepresentation and promissory fraud, recession, fraudulent transfer of assets, breach of contract, usurpation of corporate opportunity and conversion, Case No. 03CC17304.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the two fiscal years ended May 31, 2002 and 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock and Dividend Policy. The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol CETA.PK as of September 2002. Prior to March 16, 2001, there was no organized trading market for the Company's Common Stock. The following table indicates quarterly high and low price per share of the Common Stock. These prices represent quotations among dealers without adjustments for retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

     (Source: Wallstreetcity Historical Data)
     FISCAL YEAR ENDED
     MAY 31, 2003                               HIGH        LOW
     ------------                               ----        ---
     Fourth Quarter ended May 31, 2003         $ 0.09      $ 0.00
     Third Quarter ended Feb 28, 2003          $ 0.01      $ 0.00
     Second Quarter ended Nov 30, 2002         $ 0.02      $ 0.02
     First Quarter ended Aug 31, 2002          $ 0.09      $ 0.09
     Fourth Quarter ended May 31, 2002         $ 0.25      $ 0.23
     Third Quarter ended Feb 28, 2002          $ 0.29      $ 0.23
     Second Quarter ended Nov 30, 2001         $ 1.60      $ 1.58
     First Quarter ended Aug 31, 2001          $ 2.05      $ 1.70


The closing price of the Company's Common Stock as of May 26, 2004, was $0.0001. At May 26, 2004, the Company had approximately 50 stockholders of record of its Common Stock.

The Company did not declare or pay any dividends during either of its fiscal years ended May 31, 2003, or 2002. Payment of dividends, if any, on the Common Stock, is dependent upon the amounts of future after-tax earnings, if any, of the Company and is subject to the discretion of its Board of Directors. The Board of Directors is not legally obligated to declare dividends, even if the Company is profitable. To date, the Company has not declared or paid any dividends. The Company intends to employ all available funds to finance the growth of its business and, accordingly, does not intend to declare or pay any dividends in the foreseeable future.

Equity  Securities  of the Company  Sold by the Company  during the Fiscal Years
--------------------------------------------------------------------------------
Ended May 31, 2003 and 2002.
----------------------------

Common stock:

On October 30, 2001, the Company entered into an agreement with Rubin Investment Group, Inc. ("RIG") for financial advisory services. As consideration for RIG's services, the Company issued 50,000 shares of its common stock to RIG, with options to purchase 500,000 shares at $1.75 per share and 250,000 shares at $2.00 per share respectively of the Company's common stock that were registered on November 30, 2001. On December 31, 2001 the Company and Rubin Investment Group agreed to an immediate purchase of the shares for a value of $375,000. Accordingly the Company delivered an additional 750,000 shares to Rubin Investment Group. Rubin Investment was requested to pay for the shares pursuant to the agreement within the specified period but failed to pay for the shares and had refused to return the shares. The Company sought action against RIG and on February 25, 2003, a settlement agreement was concluded whereby RIG would pay $60,000 to Cetalon's collection agent in exchange for release from any and all claims prior to the settlement agreement. After payment of fees to the collection agent the Company received $39,000.

During the year ended May 31, 2002, the Company issued shares totaling 483,110 to employees and consultants as compensation. The value of the shares were based on the fair value of the stock at the time of issuance of $164,303.

During the year ended May 31, 2002, the Company issued shares totaling 550,745 for cash of $1,372,852, net of placement fees of $102,500. Shares issued for cash includes the exercise by a shareholder of an option to purchase 238,095 shares of the Company at a price of $2.10 per share, or aggregate consideration of $500,000. Watley and another shareholder each received $25,000 for financing placement fees, which has been recorded as a reduction to additional paid-in capital.

Common stock warrants:

During 2001, the Company sold 200,397 stock warrants at varying purchase prices totaling $80 to certain shareholders, with exercise prices ranging from $1.50 to $5.00 per share. The warrants expired from March 2004 through November 2004. None of these stock warrants were exercised or canceled at May 31, 2003.

The Company also issued 120,000 stock warrants to a vendor for services provided to the Company. The warrants vested monthly through March 2003, and have an exercise price of $5.00 per share. The Company recorded $14,000 to selling, general and administrative expenses representing the fair value of stock warrants granted for services. None of these stock warrants were exercised or canceled at May 31, 2003.

Stock issued to Logic Nutrition:

The Company entered into a Strategic Relationship Agreement with Logic Nutrition, Inc. ("Logic") on January 19, 2002 that resulted in a change in control of the Company's management, Board of Directors, and ownership of the Company's stock. In accordance with the Strategic Relationship Agreement, Logic has agreed to advance such funds to appropriate third parties or Cetalon as are reasonably required (as mutually determined by Logic and Cetalon in good faith) through existing Canadian and U.S. facilities; and meet Cetalon's daily operating overhead requirements for past, current and future needs. Logic also agreed to assign designated distribution agreements to Cetalon as additional channels of revenue and cash flow. In exchange, Cetalon issued an additional 6,889,736 (issued at par value) of its restricted common shares to Logic Nutrition's nominee Gen Trust Finance SA ("Gen Trust"), which resulted in Logic Nutrition's nominee controlling 51% of the outstanding voting stock. Logic also was entitled to appoint additional board members to obtain majority control and Elwood Sprenger was appointed Chairman and Chief Executive Officer of the Company. At the time of the transaction, Mr. Sprenger was the Chief Executive Officer of Logic. The 6,889,736 restricted common shares were issued pursuant to the Strategic Relationship Agreement and are subject to the legal action filed against Logic Nutrition and others, Case No. 03CC17304. A value of $1,033,460 has been ascribed to these shares based on the quoted fair market value of the shares adjusted by a discount for the restrictive nature of the shares. The Company wrote off the value of the shares in the year ended May 31, 2002. This charge of $1,033,460 is included in U.S. discontinued operations.

On December 22, 2003, the Company filed legal action against Logic Nutrition and others seeking damages for: misrepresentation and promissory fraud, recession, fraudulent transfer of assets, breach of contract, usurpation of corporate opportunity and conversion, Case No. 03CC17304.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could materially differ from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled Stores, Distribution, Information Systems, Competition, Government Regulation, and Business Risks included in this Form 10-KSB for the years ended May 31, 2003 and 2002.

OVERVIEW

Cetalon Corporation, formerly Sportsman's Wholesale Co., and its subsidiaries were engaged in retailing nutritional and personal care products through licensed retail departments in Sears Canada and Sears U.S. department stores. The Company operated its "store within a store" locations under the name "Sears Health Food & Fitness Shops" in Canada and under the name "Sears Health & Nutrition Centers" in the United States. As of the date of this Annual Report, the Company no longer operates 44 Sears Health Food & Fitness Shops in Canada (including 12 locations through franchisees) and 10 Sears Health & Nutrition Centers in the United States (all in California).

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

On February 6, 2001, 1129 Holdings and Cetalon Canada entered into an Asset Purchase Agreement to acquire substantially all of Claydan's assets and assume substantially all of its recorded liabilities (the "Claydan Transaction"). To effect the Claydan Transaction, 362,561 shares of 1129 Holding's stock was exchanged for the net assets of Claydan. Upon the closing of the Claydan Transaction, the acquired assets and business operations of Claydan constituted virtually all the operating assets of Cetalon Canada and 1129 Holding. Therefore, the Claydan Transaction was accounted for as a recapitalization of Claydan, with the assets acquired and liabilities assumed recorded at their existing basis of accounting. Cetalon Canada and 1129 Holding also adopted the May 31 fiscal year-end of Claydan.

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

As a result of the Share Exchange and the other share and business transactions, the Company's acquisition of 1129 Holding was accounted for as a Reverse Acquisition.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MAY 31, 2002 AND FISCAL YEAR ENDED MAY 31, 2003

During fiscal year ending May 31, 2002, the Company failed to meet requirements with the Sears license agreement in store inventory levels and advertising requirements. Because of cash constraints and the lack of meeting requirements with Sears, the license agreement with Sears Canada was terminated causing the discontinuance of business in Canada and the United States. The Company recorded a loss from discontinued Canadian operations of $2,196,393 and a loss from discontinued U.S. operations of $5,942,069. This caused the Company to record asset impairment for inventory and fixed assets of $344,772. On January 15, 2003, the Company filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of California, Los Angeles Division.

LIQUIDITY AND CAPITAL RESOURCES

The Company had relied on equity investment infusions of cash to continue operations. As the Company was unable to generate and maintain positive operating cash flows and operating income, or continue to obtain equity financing, it could not obtain funding from other sources. The Company's inability to raise capital materially and adversely harmed the Company's business and financial condition.

CRITICAL ACCOUNTING POLICIES

Income Taxes

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

ITEM 7. FINANCIAL STATEMENTS

                      CETALON CORPORATION AND SUBSIDIARIES
                             (Debtor-In-Possession)
                        Consolidated Financial Statements
                           As of May 31, 2003 and 2002
           For Each of the Two Years in the Period Ended May 31, 2003




                                TABLE OF CONTENTS



                                                                            PAGE
Report of Independent Auditors                                               11


Financial Statements of Cetalon Corporation (Debtor in Possession):

   Consolidted Balance Sheet as of May 31, 2003 and 2002                     12

   Consolidated Statements of Operations For Each of the Two Years
    in the Period Ended May 31, 2003                                         13

   Consolidated Statements of Shareholders' Deficit For Each of the
    Two Years in the Period Ended May 31, 2003                               14

   Consolidated Statements of Cash Flows for Each of the Two Years
    in the Period Ended May 31, 2003                                         15

Notes to the Consolidated Financial Statements                               16

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Cetalon Corporation

We have audited the accompanying consolidated balance sheets of Cetalon Corporation and Subsidiaries (Debtor-in-Possession) as of May 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ending May 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Cetalon Corporation and Subsidiaries (Debtor in Possession) as of May 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recorded losses for the two years ended May 31, 2003 and has filed for relief under bankruptcy. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Kelly & Company
Costa Mesa, California
May 25, 2004

                      CETALON CORPORATION AND SUBSIDIARIES
                             (Debtor-In-Possession)
                           CONSOLIDATED BALANCE SHEETS
                           As of May 31, 2003 and 2002



ASSETS

                                                                    2003                 2002
                                                                -----------          -----------

Current Assets:
  Cash                                                          $    19,817          $       355
  Assets related to discontinued operations:
    Accounts receivable                                                   -               19,904
    Inventory                                                             -              195,441
    Deferred charge - beneficial conversion feature                       -               62,500
    Property and equipment, held for sale                                 -               75,000
                                                                -----------          -----------
Total assets                                                    $    19,817          $   353,200
                                                                ===========          ===========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities not subject to compromise:
  Accounts payable                                              $         -          $ 2,241,164
  Due to related parties                                                  -              881,937
  Accrued expenses                                                   30,000              196,412
                                                                -----------          -----------
     Total liabilities not subject to compromise                     30,000            3,319,513
                                                                -----------          -----------

Current liabilities subject to compromise:
  Accounts payable                                                2,948,115                    -
  Due to related parties                                            881,937                    -
  Accrued expenses                                                  303,835                    -
  Convertible note                                                1,000,000                    -
                                                                -----------          -----------
     Total liabilities subject to compromise                      5,133,887                    -
Long term liabilities not subject to compromise:
  Convertible note                                                        -            1,000,000
                                                                -----------          -----------
Total liabilities                                                 5,163,887            4,319,513
                                                                -----------          -----------

Commitments and Contingencies

Shareholders' deficit:
  Preferred stock, $.0001 par value; 50,000,000
   authorized; none outstanding
  Common stock, $.0001 par value; 50,000,000
   authorized; 13,997,489 outstanding at May 31,
   2003 and 2002                                                      1,400                1,400
  Additional paid-in capital                                      6,410,231            6,056,231
  Treasury stock                                                   (100,000)            (100,000)
  Accumulated deficit                                           (11,455,701)          (9,923,944)
                                                                -----------          -----------
Total shareholders' deficit                                      (5,144,070)          (3,966,313)
                                                                -----------          -----------

Total liabilities and shareholders' deficit                     $    19,817          $   353,200
                                                                ===========          ===========



The accompanying notes are an integral part of the financial statements.

                      CETALON CORPORATION AND SUBSIDIARIES
                             (Debtor-In-Possession)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For Each of the Two Years in the Period Ended May 31, 2003



                                                         For the            For the
                                                        Year Ended         Year Ended
                                                       May 31, 2003       May 31, 2002
                                                       ------------       ------------

General and administrative                              $    89,634        $         -
Rent - related party                                         19,750                  -
                                                        -----------        -----------
  Loss before reorganization items and
   discontinued operations                                  109,384                  -
                                                        -----------        -----------

  Reorganization items - professional fees expense           22,139                  -
                                                        -----------        -----------

Discontinued operations:

  Gain from write-off of Canadian subsidiary                      -         (3,454,714)
  Asset write-down                                                -            344,772
  Loss from discontinued Canadian operations                      -          2,196,393
  Loss from discontinued U.S. operations                  1,400,234          6,975,529
                                                        -----------        -----------
      Net loss from discontinued operations               1,400,234          6,061,980
                                                        -----------        -----------
Net loss                                                $(1,531,757)       $(6,061,980)
                                                        ===========        ===========



Loss per common share, basic and diluted                $     (0.11)       $     (0.67)
                                                        ===========        ===========

Weighted average shares, basic and diluted               13,997,489          9,030,102
                                                        ===========        ===========



The accompanying notes are an integral part of the financial statements.

                      CETALON CORPORATION AND SUBSIDIARIES
                             (Debtor-In-Possession)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           For Each of the Two Years in the Period Ended May 31, 2003




                                                    COMMON STOCK            ADDITIONAL
                                            ---------------------------       PAID-IN         TREASURY
                                               SHARES          AMOUNT         CAPITAL          STOCK

BALANCE, MAY 31, 2001                         5,273,898     $       527     $ 3,082,271     $ (100,000)

Net loss                                              -               -               -              -
Foreign currency translation                          -               -               -              -

Total comprehensive loss                              -               -               -              -
Sale of stock for cash                          550,745              56       1,372,796              -
Issuance of stock for services                  483,110              48         164,255              -
Issuance of stock to broker dealer              800,000              80             (80)             -
Issuance of stock to Logic Nutrition          6,889,736             689       1,032,771              -
Beneficial conversion feature                         -               -         250,000              -
Issuance of stock options                             -               -         154,218              -
                                            -----------     -----------     -----------     ----------

BALANCE, MAY 31, 2002                        13,997,489           1,400       6,056,231       (100,000)

Net loss                                              -               -               -              -
Collection of proceeds on previously
 issued stock to broker dealer                        -               -         354,000              -
                                            -----------     -----------     -----------     ----------

BALANCE, MAY 31, 2003                        13,997,489     $     1,400     $ 6,410,231     $ (100,000)
                                            ===========     ===========     ===========     ==========

                                                               OTHER
                                           ACCUMULATED     COMPREHENSIVE
                                             DEFICIT       (LOSS) INCOME        TOTAL

BALANCE, MAY 31, 2001                     $ (3,861,964)     $    73,955      $  (805,211)

Net loss                                    (6,061,980)               -       (6,061,980)
Foreign currency translation                         -          (73,995)         (73,955)
                                          ------------      -----------      -----------
Total comprehensive loss                    (6,061,980)         (73,995)      (6,135,935)
Sale of stock for cash                               -                -        1,372,852
Issuance of stock for services                       -                -          164,303
Issuance of stock to broker dealer                   -                -                -
Issuance of stock to Logic Nutrition                 -                -        1,033,460
Beneficial conversion feature                        -                -          250,000
Issuance of stock options                            -                -          154,218
                                          ------------      -----------      -----------

BALANCE, MAY 31, 2002                       (9,923,944)               -       (3,966,313)

Net loss                                    (1,531,757)               -       (1,531,757)

Collection of proceeds on previously
 issued stock to broker dealer                       -                -          354,000
                                          ------------      -----------      -----------

BALANCE, MAY 31, 2003                     $(11,455,701)     $         -      $(5,144,070)
                                          ============      ===========      ===========


The accompanying notes are an integral part of the financial statements.

                      CETALON CORPORATION AND SUBSIDIARIES
                             (Debtor-In-Possession)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For Each of the Two Years in the Period Ended May 31, 2003


                                                                            For the           For the
                                                                          Year Ended        Year Ended
                                                                         May 31, 2003      May 31, 2002
                                                                         ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $(1,531,757)     $(6,061,980)
  Deduct loss from discontinued operations and
   Reorganization items:
      Gain from write-off of Canadian subsidiary                                    -       (3,454,714)
      Asset write-down                                                              -          344,772
      Canadian discontinued operations                                              -        2,196,393
      United States discontinued operations                                 1,400,234        6,975,529
      Reorganization items - professional fee expense                          22,139                -
                                                                          -----------      -----------
  Net loss from continuing operations:                                       (109,384)               -
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Increase in liabilities:
      Accrued expenses                                                         30,000                -
                                                                          -----------      -----------
Cash used by operating activities of continuing operations                    (79,384)               -
Cash used by reorganization items                                             (22,139)               -
Cash used by Canadian discontinued operations                                       -         (671,730)
Cash (used) provided by U.S. discontinued operations                            6,985       (2,679,484)
                                                                          -----------      -----------
Cash used by all operating activities                                         (94,538)      (3,351,214)
                                                                          -----------      -----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

  Additions to property and equipment                                               -          (93,651)
  Sale of fixed assets                                                         75,000                -
                                                                          -----------      -----------
Cash provided by(used in) investing activities                                 75,000          (93,651)
                                                                          -----------      -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

  Proceeds from issuance of convertible note                                        -        1,000,000
  Proceeds from issuance of common stock                                       39,000        1,372,852
                                                                          -----------      -----------
Cash provided by financing activities                                          39,000        2,372,852
                                                                          -----------      -----------

Net increase (decrease) in cash                                                19,462       (1,072,013)

Cash at beginning of period                                                       355        1,072,368
                                                                          -----------      -----------

Cash at end of period                                                     $    19,817      $       355
                                                                          ===========      ===========


The accompanying notes are an integral part of the financial statements.

                      CETALON CORPORATION AND SUBSIDIARIES
                             (Debtor-In-Possession)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           As of May 31, 2003 and 2002
           For Each of the Two Years in the Period Ended May 31, 2003


1.  DESCRIPTION OF THE COMPANY'S BUSINESS

Cetalon Corporation and Subsidiaries (the "Company" or "Cetalon") had previously operated health food and fitness retail stores pursuant to licensing agreements with Sears Canada, Inc. and Sears Roebuck & Co. (collectively, "Sears") through corporate-owned and franchised locations within Sears stores throughout Canada. The Company began operations in the United States in July 2001 when 10 owned locations opened in California. The Company operated under the name of Sears Health Food and Fitness Shops in Canada and Sears Health Food and Nutrition Centers in the United States. The operations in the United States and Canada have been discontinued.

The Company's Canadian operation was effectively abandoned as of May 31, 2002 with the closing of all locations and the termination of its license arrangement with Sears Canada. The Canadian operations are reported as a discontinued operation on the income statement for the year ended May 31, 2002, and the balance sheet excludes all Canadian assets and liabilities as of May 31, 2002. The operating activities for the Canadian operations for the year end May 31, 2002 are reported as "Loss from discontinued Canadian operations" on the statement of operations. At the time of the write-off of the Canadian subsidiary, the net liabilities of the subsidiary exceeded the carrying value of the investment resulting in a gain from the write-off of $3,454,714.

In the United States, the Company closed 5 stores in June 2002 and the remaining stores were closed in December 2002. On December 31, 2002, the license agreement with Sears was terminated. The operations in the United States are reported as a discontinued operation. As of May 3, 2003 all assets related to the U.S. operations have been sold.

On January 15, 2003, the Company filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of California, Los Angeles Division, Case No. LA 03-11306-VZ. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the debtor continues business operations as a Debtor-in-possession. These claims are reflected in the May 31, 2003, balance sheet as "liabilities subject to compromise". Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. The Company intends to emerge from bankruptcy and seek new lines of business that are unrelated to its discontinued operations. Operations subsequent to January 15, 2003 are considered on going operations for financial statement presentation. The development of new lines of business will require the raising of capital through the issuance of common stock, which will significantly dilute the ownership percentages of existing shareholders as of May 31, 2003. Additionally, if the plan of reorganization that has been submitted to the bankruptcy court is approved by the creditors, all equity securities of the Company shall be deemed canceled and the owners of such instruments will have no rights, except as provided pursuant to the plan of reorganization.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. 1129 Holding Inc., a Delaware corporation ("1129 Holding"), is a first-tier wholly-owned subsidiary of the Company. Cetalon Company of Canada ("Cetalon Canada") is a second-tier wholly-owned subsidiary of the Company, which owns the operating assets of the stores in Canada. The operations of the Canadian subsidiary are included in the income statement for the year ended May 31, 2002 as a discontinued operation. The balance sheet as of May 31, 2002 excludes the Canadian assets and liabilities and reflects no investment in Canadian operation.

Revenue Recognition

Revenue is recognized at the point of sale to customers. The Company's licensing agreement with Sears provides for sales to be processed through Sears' point-of-sales systems, with the net proceeds from those sales remitted by Sears to the Company.

Use of Estimates

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

Inventories

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the term of the lease. Depreciation expense for the years ended May 31, 2003 and 2002 was zero and $199,687, respectively, which is included in discontinued operations.

Concentration of Credit Risk

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

Income Taxes

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

Reorganization items

Reorganization items include expenses directly related to the Chapter 11 bankruptcy proceeding.

Stock-Based Compensation

At May 31, 2003, the Company had one stock-based employee compensation plan, which is more fully described in Note 12. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net loss for options granted under those plans that have an exercise price equal to the market value of the underlying common stock on the date of grant. We recognize expense related to options granted that have an exercise price that is below the market price of the underlying stock at the time of grant and for options issued to non-employees. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the two years ending May 31, 2003.


                                               For the           For the
                                              Year Ended        Year Ended
                                             May 31, 2003      May 31, 2002
                                            --------------    --------------
Net loss, as reported                       $  (1,531,757)    $  (6,061,980)
  Less:  total stock-based employee
   compensation expense determined under
   fair value based method for all
   awards, net of related tax effects               -              (272,293)
                                            --------------    --------------
Pro forma loss                              $  (1,531,757)    $  (6,334,273)
                                            ==============    ==============

Loss per share:
   Basic and diluted - as reported          $      (0.11)     $      (0.67)
   Basic and diluted - pro forma            $      (0.11)     $      (0.70)

Common Shares and Per Share Amounts

Basic and diluted loss per share are computed on a basis of the weighted-average number of common shares outstanding during the periods presented. The effects of stock options and stock warrants are anti-dilutive. The plan of reorganization that the Company has submitted to the bankruptcy court contains provisions that would result in the cancellation of common shares and other equity interest.

Advertising Costs

Advertising costs are expensed as incurred. The Company receives reimbursements from its franchisees and certain of its suppliers for a portion of its advertising expenditures, which are recorded as a reduction to advertising expense. Advertising expense for the year ended May 31, 2003 and 2002 was zero and $807,411, respectively, which has been included in discontinued operations.

Foreign Currency Translation

Assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the balance sheet date, and income and expenses are translated into U.S. dollars at the average exchange rate prevailing during the year. The cumulative effect of translating the financial statements is included in the accompanying consolidated financial statements as a separate component of shareholders' deficiency entitled "accumulated other comprehensive income". The consolidation of the Canadian subsidiary ceased as of May 31, 2002, accordingly, the cumulative translation adjustment has been written off. The Company had no foreign operations subsequent to this date.

New Accounting Pronouncements

In June 2002, the FASB issued, SFAS No. 141, "Business Combinations", which addressed financial accounting and reporting for business combinations. SFAS No. 141 superceded APB Opinion No. 16, "Business Combinations" and amended or superceded a number of interpretations of that opinion. It also amended SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS 141 applies to all business combinations initiated after May 31, 2002. However, adoption of SFAS No. 141 is not expected to have a significant effect on the Company's consolidated balance sheets, statements of operations, or statements of cash flows.

In August 2002, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which address the accounting requirements for retirement obligations associated with tangible long-lived assets. This Statement required entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This Statement is effective for the Company's 2003 fiscal year, and early adoption was permitted. The Company is currently evaluating the impact of SFAS No. 143. Adoption of SFAS No. 143 is not expected to have a significant effect on the Company's consolidated balance sheets, statements of operations, or statements of cash flows.

In October 2002, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which excluded from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS No. 142. SFAS No. 144 required that long-lived assets to be disposed by the sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expanded the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This Statement is effective for the Company's 2003 fiscal year, and early adoption is permitted. The Company has adopted SFAS No. 144 for the years ended May 31, 2002 and 2003.

In January 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities-an interpretation of ARB No. 51", and revised in December 2003. FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R is effective for all new variable interest entities created or acquired after December 31, 2003. For variable interest entities created or acquired prior to December 31, 2003, the provisions of FIN 46R must be applied for the first interim or annual period beginning after March 15, 2004. The Company does not expect that the adoption of FIN 46R will have a material impact on its consolidated financial position, results of operations or cash flows, as the Company has not interest in variable interest entities.

In June 2003, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". However, adoption of SFAS No. 146 is not expected to have a significant effect on the Company's consolidated balance sheets, statements of operations, or statements of cash flows.

3. BANKRUPTCY AND PLAN OF REORGANIZATION

On January 15, 2003, the Company filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of California, Los Angeles Division, Case No. LA 03-11306-VZ. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as a Debtor-in-possession. These claims are reflected in the May 31, 2003, balance sheet as "liabilities subject to compromise". Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay.

A plan of reorganization has been filed with the bankruptcy court with a confirmation hearing scheduled for May 27, 2004. Under the reorganization plan all property of the debtor's estate (Cetalon), hereafter referred to as "Reorganized Debtor", and the proceeds thereof, except for administrative cash, will be irrevocably assigned, transferred and conveyed by the Reorganized Debtor to a Liquidating trust for distribution pursuant to the terms of the plan. Included in the assets transferred to the trust will be any potential recovery from the legal action against Logic Nutrition, Case No. 03CC17304. All liabilities subject to compromise will be transferred to the Liquidating trust and the Reorganized Debtor will receive a discharge with respect to this indebtedness. All executory contracts existing at the time of filing of the contracts will be cancelled. All equity securities of the Company, including common stock, shall be deemed canceled and the owners of such instruments will have no rights, except as provided pursuant to the plan of reorganization. The reorganization plan anticipates a reverse merger transaction with Cadogan Limited, the owner of Optron, a South African corporation. A total of 156,000 new common shares of the Optron Group will be transferred to the trust.

4.  ASSET IMPAIRMENT

As of May 31, 2002, the Company owned property and equipment related to the sale of vitamins in the United States. In December 2002, as part of the discontinuation of this line of business, the Company sold all of these assets for $75,000. The Company recorded an impairment charge of $79,983 for the year ended May 31, 2002, related to the write-down of the carrying value of these assets to reflect the cash realizable value of the assets as of May 31, 2002. These assets are classified as "Property and equipment, held for sale" on the balance sheet and sold in the year ended May 31, 2003. The write-down of the fixed assets is included in "Asset write-down" on the statement of operations.

5.  INVENTORY WRITE-DOWN

On May 31, 2002, the Company recorded a write-down of inventory of $264,789 to adjust the carrying value to its cash realizable value. All inventory was sold or discarded in the year ended May 31, 2003. The inventory write-down is included in "Asset write-down" on the statement of operations.


6.  INCOME TAXES

A reconciliation between the income tax benefit, computed at statutory rates, and the Company's actual income tax benefits is as follows at May 31, 2003:

                                                   For the        For the
                                                  Year Ended     Year Ended
                                                 May 31, 2003   May 31, 2002
                                                 ------------   ------------
 Statutory corporate federal tax benefit            (35.00)%       (35.00)%
 Change in valuation allowance                       35.00          35.00
                                                 ------------   ------------
                                                       -              -
                                                 ============   ============

Deferred income tax assets and liabilities arising from differences between accounting for financial statement purposes and tax purposes at May 31, 2003 and 2002 are as follows:


                                                  For the       For the
                                                 Year Ended    Year Ended
                                                May 31, 2003  May 31, 2002
                                                ------------  ------------
Deferred tax assets:
  Current:
    Reserves                                    $         -   $   116,083
    State taxes                                         600           600
                                                ------------  ------------
  Total current deferred tax assets                     600       116,683
                                                ------------  ------------

  Non-current:
    Depreciation/amortization                             -        55,365
    Net operating loss                            3,697,419     3,063,610
                                                ------------  ------------
  Total non-current deferred tax assets           3,698,419     3,118,975
                                                ------------  ------------

    Valuation allowance                          (3,698,019)   (3,235,658)
                                                ------------  ------------
Net deferred tax assets                         $         -   $         -
                                                ============  ============

The Company has provided a valuation allowance on the net deferred tax asset at May 31, 2003 due to the uncertainty regarding its realization.

As of May 31, 2003, the Company has tax net operating loss carry-forwards available to offset income of approximately $9,362,741 and $4,755,371 for federal and state income tax purposes, respectively. The federal and state net operating loss carry-forwards begin expiring in the years ending May 31, 2021 and 2006 respectively.

7.  RELATED PARTY TRANSACTIONS

Rent - Related Party

Cetalon rents office space from a company that is owned by a shareholder and officer of the Company. Monthly payments of $3,950 are made under and pursuant to Cetalon's bankruptcy proceedings.

Watley Group

The Company has recorded expenses related to a consulting agreement with the Watley Group, LLC ("Watley"), a shareholder and an investment banking company in which the Company's Chief Executive Officer is an executive officer or director. Services provided by Watley include strategic and operational planning, providing senior management for the Company, investment banking, debt or equity offering placement, and acquisition assistance. During the year ended May 31, 2002, the Company recorded expenses of $195,514 under this agreement which is included in U.S. discontinued operations on the statement of operations.

Due to Related Parties

As of May 31, 2003 and 2002, the Company has a payable to current and former officers and the Watley Group totaling $881,937 and $881,937, respectively, which is a payable subject to compromise. The Company recorded expense of $686,423 in the year ended May 31, 2002 related to severance which is outstanding at May 31, 2002 and 2003.

8.  CONVERTIBLE NOTE

In August 2001, the Company received a $1,000,000 loan from a vendor who is also a shareholder. At the date of the loan, two directors of the Company were also executive officers of the vendor/shareholder. The loan bears interest at 12 percent per annum and is payable in full, with accrued interest, in August 2004. The Company, at its option, has the right to repay up to one-third of the original note amount, without penalty, each year during the term of the note. The note payable can be converted, in whole or in part, into common stock of the Company at the option of the creditor at any time after July 2002. The conversion price is the lesser of 80 percent of the fair market value of the Company's common stock as defined in the note payable, or $2.00, with a floor conversion price of $1.40. The value of the conversion feature was determined to be $250,000, based on the fair market value of the common stock of the Company on the commitment date and the conversion price on the commitment date. This discount is being expensed as interest expense over the period from the date of the note to the earliest conversion date. During the years ended May 31, 2003 and 2002, the Company recorded interest expense related to the discount of $62,500 and $187,500. respectively. Watley and another shareholder were each paid a $25,000 placement fee for the transaction, which has been expensed as interest expense that is included in U.S. discontinued operations for the year ended May 31, 2002.

9.  SHAREHOLDER'S EQUITY

Shares issued to a Broker Dealer

On October 30, 2001, the Company entered into an agreement with Rubin Investment Group, Inc. ("RIG") for financial advisory services. As consideration for RIG's services, the Company issued 50,000 shares of its common stock to RIG, with options to purchase 500,000 shares at $1.75 per share and 250,000 shares at $2.00 per share respectively of the Company's common stock that were registered on November 30, 2001. On December 31, 2001 the Company and Rubin Investment Group agreed to an immediate purchase of the shares for a value of $375,000. Accordingly the Company delivered an additional 750,000 shares to RIG and requested the payment for the shares pursuant to the agreement within the specified period but RIG failed to pay for the shares and had refused to return the shares. The Company sought action against RIG and on February 25, 2003, a settlement agreement was concluded whereby RIG would pay $60,000 to Cetalon's collection agent in exchange for release from any and all claims prior to the settlement agreement. After payment of fees to the collection agent the Company received $39,000 which has been recorded as proceeds from the issuance of shares for the year ending May 31, 2003. In May 2003, the Company recorded an expense of $315,000 related to write-off of the amount to be received by the broker dealer.

Shares Issued for Services and Compensation

During the year ended May 31, 2002, the Company issued shares totaling 483,110 to employees and consultants as compensation. The value of the shares were based on the fair value of the stock at the time of issuance of $164,303.

Shares Issued for Cash

During the year ended May 31, 202, the Company issued shares totaling 550,745 for cash of $1,372,852, net of placement fees of $102,500. Shares issued for cash includes the exercise by a shareholder of an option to purchase 238,095 shares of the Company at a price of $2.10 per share, or aggregate consideration of $500,000. Watley and another shareholder each received $25,000 for financing placement fees, which has been recorded as a reduction to additional paid-in capital.

Common stock warrants:

During 2001, the Company sold 200,397 stock warrants at varying purchase prices totaling $80 to certain shareholders, with exercise prices ranging from $1.50 to $5.00 per share. The warrants expired from March 2004 through November 2004. None of these stock warrants were exercised or canceled at May 31, 2003.

During 2001, the Company also issued 120,000 stock warrants to a vendor for services provided to the Company. The warrants vest monthly through March 2002, and have an exercise price of $5.00 per share. The Company recorded $14,000 to selling, general and administrative expenses representing the fair value of stock warrants granted for services. None of these stock warrants were exercised or canceled at May 31, 2003.


10.  STOCK ISSUED TO LOGIC NUTRITION

Stock issued to Logic Nutrition:

The Company entered into a Strategic Relationship Agreement with Logic Nutrition, Inc. ("Logic") on January 19, 2002 that resulted in a change in control of the Company's management, Board of Directors, and ownership of the Company's stock. In accordance with the Strategic Relationship Agreement, Logic has agreed to advance such funds to appropriate third parties or Cetalon as are reasonably required (as mutually determined by Logic and Cetalon in good faith) through existing Canadian and U.S. facilities; and meet Cetalon's daily operating overhead requirements for past, current and future needs. Logic also agreed to assign designated distribution agreements to Cetalon as additional channels of revenue and cash flow. In exchange, Cetalon issued an additional 6,889,736 restricted common shares to Logic Nutrition's nominee Gen Trust Finance SA ("Gen Trust"), which resulted in Logic Nutrition's nominee controlling 51% of the outstanding voting stock. Logic also was entitled to appoint additional board members to obtain majority control and Elwood Sprenger was appointed Chairman and Chief Executive Officer of the Company. At the time of the transaction, Mr. Sprenger was the Chief Executive Officer of Logic. The 6,889,736 restricted common shares were issued pursuant to the Strategic Relationship Agreement and are subject to the legal action filed against Logic Nutrition and others, Case No. 03CC17304. A value of $1,033,460 has been ascribed to these shares based on the quoted fair market value of the shares adjusted by a discount for the restrictive nature of the shares. The Company wrote off the value of the shares in the year ended May 31, 2002. This charge of $1,033,460 is included in U.S. discontinued operations.

On December 22, 2003, the Company filed legal action, Case No. 03CC17304, against Logic Nutrition and others, seeking damages for: misrepresentation and promissory fraud, recession, fraudulent transfer of assets, breach of contract, usurpation of corporate opportunity and conversion.

11. COMMITMENTS AND CONTINGENCIES

License Agreement

The Company had a non-exclusive license agreements with Sears, which provided a commission to be paid to Sears based on a percentage of net sales generated by the Company's stores located within Sears stores. The commission is included in selling, general, and administrative expenses. In June 2002, the Canadian license agreement was terminated and in December 2002, the license agreement related to the operations in the United States was terminated.

Litigation

The Company is involved in certain litigation arising in the ordinary course of business. Although management is of the opinion that these matters will not have material adverse effect on the financial position or results of operations of the Company, the ultimate outcome of these matters cannot be reasonably predicted at this time due to inherent uncertainties in litigation.

Insurance

The Company does not carry directors' and officers' insurance or other types of insurance.

Late filings with the SEC

The Company has been unable to complete its periodic filings with the Securities and Exchange Commission which include reports for Form 10-K, 10-Q, 8-K, and other filings. The Company is in the process of bringing its reporting up to date. As a result of not being current, the Company is unable to raise money in the public marketplace until it becomes current in its filing requirements.

12. STOCK-BASED COMPENSATION

In 2001 the Company adopted the 2001 Stock Option Plan that provides for the issuance of options to selected employees, directors and consultants. Options issued under the plan expire 10 years from the date of grant and terminate three months from the date that the employee ceases to be employed by the Company. As a result of the discontinuation of operations and the layoff of all employees, the Company has no options outstanding as of May 31, 2003. A summary of our stock option activities for the 2001 Stock Option Plan follows:

                                                      2003                          2002
                                           --------------------------    --------------------------
                                                           Weighted                      Weighted
                                              Common       Average         Common        Average
                                               Stock       Exercise         Stock        Exercise
                                              Options        Price         Options         Price
                                           -----------    -----------    -----------    -----------
Outstanding at beginning of year             2,156,000    $      0.44        100,000    $      0.25
Granted                                          -                  -      2,367,500           0.50
  Exercised                                      -                  -          -                  -
  Forfeited                                 (2,156,000)   $      0.44       (311,500)          0.85
                                           -----------    -----------    -----------    -----------
Outstanding at end of year                       -                  -      2,156,000    $      0.44
                                           ===========    ===========    ===========    ===========
Exercisable at end of year                       -                  -        656,925    $      0.84
                                           ===========    ===========    ===========    ===========

We apply APB Opinion No. 25 and related interpretations in accounting for stock options granted to employees, and do not recognize compensation expense where the exercise price of the options equals the fair market value of the underlying shares at the date of grant. Director's stock options are treated in the same manner as employee stock options for accounting purposes. Under SFAS No. 123, the Company is required to present certain pro forma earnings information determined as if employee stock options were accounted for under the fair value method of the statement and is reported in Note 1 to the financial statements.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002; risk-free interest rates 4.66%, zero expected dividend yield, expected volatility of 100%. The weighted average fair value of stock options granted in 2002 was $0.51.

13.  SUMMARY OF DISCONTINUED OPERATIONS

Summarized operating results for the Canadian and United States discontinued operations for the years ended May 31, 2003 and 2002 are as follows:


                                                     For the        For the
                                                    Year Ended     Year Ended
                                                   May 31, 2003   May 31, 2002
                                                   ------------   ------------
        Canada:

           Sales                                   $         -    $ 4,727,166
                                                   ===========    ===========
           Cost of sales                           $         -    $ 1,697,308
                                                   ===========    ===========
           Net loss                                $         -    $ 2,196,393
                                                   ===========    ===========
        United States:

           Sales                                   $   345,478    $ 1,051,696
                                                   ===========    ===========
           Gross profit                            $   118,839    $   302,792
                                                   ===========    ===========
           Logic Nutrition shares issued           $        -     $ 1,033,460
                                                   ===========    ===========
           Related Party - Services and severance  $         -    $   881,937
                                                   ===========    ===========
           Net loss                                $ 1,400,234    $ 6,975,529
                                                   ===========    ===========

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the Unaudited quarterly results for each of the calendar quarters in 2003 and 2002 (in thousands, except per share data).

                                             Amounts in Thousands Except Per Share Data
                                     --------------------------------------------------------
                                      August 31     November 30    February 28      May 31
                                     -----------    -----------    -----------    -----------
Fiscal 2003:
Operating expenses                   $         -    $         -    $   (29,291)   $   (80,093)
Restructuring items                            -              -        (15,400)        (6,739)
Discontinued operations:
 Loss from discontinued
   U.S. operations                      (333,654)       (20,364)    (1,046,216)             -
                                     -----------    -----------    -----------    -----------
Net loss                             $  (333,654)   $   (20,364)   $(1,090,907)   $   (86,832)
                                     ===========    ===========    ===========    ===========
Earnings per share                   $    (0.024)   $    (0.001)   $    (0.078)   $    (0.006)
                                     ===========    ===========    ===========    ===========
Weighted average shares
 used in calculation                  13,997,489     13,997,489     13,997,489     13,997,489
                                     ===========    ===========    ===========    ===========

Fiscal 2002:
Discontinued operations:
 Gain from write-off of
   Canadian subsidiary               $         -    $         -    $         -    $ 3,454,714
 Asset impairment                              -              -              -       (344,772)
 Loss from discontinued
   Canadian operations                   (538,761)     (975,651)      (657,351)       (24,630)
 Loss from discontinued
   U.S. operations                     (2,000,750)     (875,000)    (2,019,098)    (2,080,681)
                                     ------------   -----------    -----------    -----------
Net loss                             $ (2,539,511)  $(1,850,651)   $(2,676,449)   $ 1,004,631
                                     ============   ===========    ===========    ===========
Net loss per share                   $      (0.46)  $     (0.31)   $     (0.26)   $      0.07
                                     ============   ===========    ===========    ===========
Weighed average shares
 used in calculation                    5,519,295     5,884,581     10,312,390     14,024,483
                                     ============   ===========    ===========    ===========

15.  SUBSEQUENT EVENTS

On August 27, 2003, the Company raised $50,000 through the issuance of three Debtor in Possession 8% promissory notes. The notes were issued under and pursuant to the Company's bankruptcy proceedings. The notes bear interest of 8% and are secured by the assets of the Company. The notes become due August 27, 2004.

On December 22, 2003, the Company filed legal action, Case No. 03CC17304, against Logic Nutrition and others, seeking damages for: misrepresentation and promissory fraud, recession, fraudulent transfer of assets, breach of contract, usurpation of corporate opportunity and conversion.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company changed its auditors to Kelly & Company due to the money owed to prior auditors and the filing for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of California, Los Angeles Division.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the Company and their ages and positions at May 26, 2004, are as follows:


          NAME                AGE                      POSITION
          ----                ---                      --------
A. John A. Bryan, Jr.          48      Chairman of the Board of Directors,
                                           Chief Executive Officer and
                                           Chief Financial Officer

Fridolin Voegeli               59      Director

A. John A. Bryan, Jr. has been the Chairman of the Board of Directors and Chief Executive Officer and Chief Financial Officer of the Company since January 2003. He served as Treasurer and Chief Financial Officer of the Company between March 12, 2001 and June 20, 2001. Between 1987 and the present, Mr. Bryan has also served as the Chief Executive Officer and Senior Managing Director of Investment Banking of Watley and its predecessor, Watley Investments Limited. In that capacity, from 2000 to the present, Mr. Bryan worked directly with the restructuring of the Claydan business. He earned a Bachelor of Arts degree in Economics from the University of Texas and an MBA from the University of Pittsburgh.

Elwood Sprenger was appointed as Chairman of the Board and Chief Executive Officer in January 2002. Since October 2000, Mr. Sprenger has served as the CEO and a Director of Logic Nutrition, Inc., a nutritional product manufacturer and supplier. Between July 1996 through September 2000, Mr. Sprenger was the CEO and a Director of Allied, Inc., a supplier of beverage related products. Additionally, Mr. Sprenger was the founder and CEO of Calistoga Water, Inc., a bottled water and beverage manufacturer and supplier. Mr. Sprenger resigned from the Board of Directors and Chief Executive Officer in July 2002.

John Danylowich has been a Director of the Company since March 12, 2001, and has held the position of Executive Vice President - Chief Merchandising Officer since June 20, 2001. From 1984 until the closing of the Claydan Transaction in February of 2001, he was President and Chief Executive Officer of Claydan. Mr. Danylowich founded Claydan and was responsible for the creation of the "store within a store" retail concept in the health and wellness industry. He was educated in Alberta, Canada and holds a Bachelor of Science degree from the University of Alberta. Mr. Danylowich resigned from the Board as Director in April 2002.

Daniel P. Howells was appointed as a Director of the Company on June 20, 2001. He is the President, Chief Executive Officer, and a Director of Nature's Sunshine, serving in such capacity since 1997. From 1991 to 1997, Mr. Howells served as President and Chief Executive Officer of Resorts USA, Buskill, PA Division of Rank Group, London, England. From 1985 to 1990, he served as Executive Vice President and General Manager of the Marriott Management Service Division, Marriott Corporation from 1972 to 1985. Mr. Howells was employed by Six Flags Corporation, serving as President and Chief Executive Officer from 1982 to 1985. Mr. Howells resigned from the Board as Director in April 2002.

James  Ritchie  Mault,  M.D. has been a Director of the Company  since March 12,
2001. He has been an Assistant Professor of Cardiothoracic Surgery at the University of Colorado Health Sciences Center, Chief of the Thoracic Surgery Service and Director of the Surgical Intensive Care Unit of the Denver Veterans Administration Medical Center since 1997. Dr. Mault also founded HealtheTech during 2000 and is its Chairman and Chief Executive Officer. HealtheTech is a company which develops, manufactures and markets proprietary health solutions designed to give consumers tools to improve and maintain health and wellness. He earned his Bachelor of Science degree and his medical degree (cum laude) from the University of Michigan. Mr. Mault resigned from the Board as Director in April 2002.

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

David Vanderveen has been appointed as a Director of the Company and Chief Operations Officer in connection with the Strategic Relationship Agreement as previously discussed. Since November 2001, Mr. Vanderheen has been a consultant of Logic Nutrition. Between December 2000 and November 20001, Mr. Vanderveen served as the Chief Technology Officer for Znetix, Inc., an integrated health solutions company, building multidisciplinary care centers in fitness facilities. Between January 2000 through November 2000, Mr. Vanderveen served as the Vice President, Development for NonStopNet, Inc. Between January 1999 through January 2000, Mr. Vanderveen worked as a Senior Account Executive for Computer Associates International, Global Professional Services. From December 1996 to January 1999, Mr. Vanderveen served as the Director of Business Development for RYNO Consulting, Inc. Mr. Vanderveen earned his Bachelor of Arts degrees in Political Science and Philosophy from Calvin College in May 1991. Mr. Vanderveen resigned from the Board as Director and as Chief Operations Officer in September 2002.

Gregory Duncan has been appointed as a Director of the Company in connection with the Strategic Relationship Agreement as previously discussed. In 1981, Mr. Duncan founded, and currently is the principal of, Krone, Inc., a Quixtar (formerly Amway) direct sales distributor. Since 1981, Mr. Duncan has been a partner of WorldWideGroup, LLC, a Quixtar Independent Business Owner motivation company. Mr. Duncan earned his Bachelor of Arts degree from Vanderbilt University in 1978. Mr. Duncan resigned from the Board as Director in September 2002.

Neil T. Watanabe was appointed Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Secretary on June 20, 2001. From March 1998 to March 2001,he was Executive Vice President, Chief Financial Officer of PETsMART, Inc., a national pet food and supplies specialty retailer. Mr.
Watanabe, a certified public accountant, was Senior Vice President and Chief Financial Officer of MacFrugal's Bargain Close-Out, a discount retailer, from 1996 to January 1998. From 1995 to 1996, he was Vice President Finance/Controller and Corporate Administration for Kay-Bee Toys, a mall-based specialty toy retailer. Prior to joining Kay-Bee Toys, Mr. Watanabe was Chief Operating Officer of Motherhood Maternity, Inc. from 1994 to 1995 and Vice President and Corporate Controller of Filene's Basement, Inc. from 1988 to 1994. Mr. Watanabe resigned from the Board as Director and as Chief Financial Officer in May 2002.

Gregory Bowers was appointed President in January 2003. He was appointed as a Director of the Company and Executive Vice President in connection with the Strategic Relationship agreement as previously discussed. Since January 1999, Mr. Bowers has served as the Senior Managing director of Global Transition Partners, a fund management company. Between March 1998 through January 1999, Mr. Bowers was the Managing Director of the Watley Group, LLC, an investment banking company. Between February 1995 through December 1997, Mr. Bowers worked as the Joint Head of Research for Commerce Bank Asset Management, a fund management company. Mr. Bowers resigned from the Board as Director and as President in May 2003.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Beginning on June 2002, Mr. A. John. A. Bryan, Jr. receives a monthly retainer of $10,000 for his role as Chairman of the Board . No other directors have received or currently receive compensation for their services.

COMPENSATION OF EXECUTIVE OFFICERS

                           SUMMARY COMPENSATION TABLE

The following table shows for the fiscal years ended May 31, 2003 and 2002, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer, and its other four most highly compensated executive officers at May 31, 2003 (the "Named Executive Officers"):

                                    YEAR       ANNUAL COMPENSATION
                                    ENDED      --------------------    ALL OTHER
NAME AND PRINCIPAL POSITION         MAY 31,    SALARY         BONUS   COMPENSATION (2)
---------------------------         -------    ------       --------  ----------------
A. John A. Bryan, Jr. - CEO          2003      27,400            --             --

Gregory Bowers - President           2003      23,900            --             --

John Danylowich - CEO and President  2002(1)  220,000            --          7,200
                                     2001     220,000            --          7,200

Neil Watanabe - CFO                  2002     250,000            --          7,200

(1) Mr. Danylowich served as Chief Executive Officer and President of the Company until February 2001. He resigned in March 2002.

(2) All Other Compensation represents car allowances given to the executive.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company's Common Stock as of May 26, 2004, (except as may be noted in the associated footnote) by: (i) all those known by the Company to be beneficial owners of more than 5% of its Common Stock; (ii) each director; and (iii) all executive officers and directors of the Company as a group.


                                                 BENEFICIAL OWNERSHIP
                                                 --------------------
        BENEFICIAL OWNER (1)              NUMBER OF SHARES     PERCENT OF TOTAL
        --------------------              ----------------     ----------------
The Watley Group, LLC                          920,026                6.6%
1801 Avenue of the Stars, #1830
Los Angeles, California 90067

Fridolin Voegeli                               169,000                1.2%

All Officers and Directors as a Group
(2 persons)                                  1,089,026                7.7%


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

(2) Mr. John Bryan is an executive officer and director of the Company and director of Watley, which is the holder of 920,026 shares of the Company's common stock. Mr. Bryan disclaims beneficial ownership of the shares of the Company's common stock owned of record by Watley.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Rent - Related Party

Cetalon rents office space from a company that is owned by a shareholder and officer of the Company. Monthly payments of $3,950 are made under and pursuant to Cetalon's bankruptcy proceedings.

Watley Group

The Company has recorded expenses related to a consulting agreement with the Watley Group, LLC ("Watley"), a shareholder and an investment banking company in which the Company's Chief Executive Officer is an executive officer or director. Services provided by Watley include strategic and operational planning, providing senior management for the Company, investment banking, debt or equity offering placement, and acquisition assistance. During the year ended May 31, 2002, the Company recorded expenses of $195,514 under this agreement which is included in U.S. discontinued operations on the statement of operations.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following are included as exhibits as part of this Annual Report on Form 10-K.

            Exhibit 31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

During the first quarter of the fiscal year ended May 31, 2002, the Company filed a Current Report on Form 8-K on June 12, 2001, and amended such Report on August 9 and 14, 2001, in which the Company announced the completion of a series of transactions among the Company, its first-tier wholly-owned subsidiary, 1129 Holdings, and its second-tier wholly-owned subsidiary, Cetalon Canada. Included in the August amendment to the Current Report were the financial statements of Cetalon Canada.

During the first quarter of fiscal year ended May 31, 2002, the Company filed a Current Report on Form 8-K on June 19, 2001, in which the Company announced the change in registrant's certifying accountants from Tanner & Co. to Deloitte & Touche LLP. There were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

During the third quarter of fiscal year ended May 31, 2002, the Company filed a Current Report on Form 8-K on January 19, 2002, and amended such Report on February 11, 2002, in which the Company announced it had entered into a Strategic Relationship Agreement with Logic Nutrition, Inc. which results in a change in control of the Company's management, Board of Directors, and ownership. Also included as other information was the resignation of Anthony J.A. Bryan and A. John A. Bryan, Jr. as officers and directors of the Company.

During the fourth quarter of the fiscal year ended May 31, 2002. the Company filed a Current Report on For 8-K on April 16, 2002, and amended such Report on May 24, 2002, in which the Company announced the change in registrant's certifying accountants from Deloitte & Touche LLP to Squar, Milner, Reehl & Williamson, LLP. There were not disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. Also included as other information was the voluntary resignations of Jim Mault, Craig Huff and Dan Howells as members of the Board of Directors of the Company.

On May 26, 2004, the Company filed a Current Report on Form 8-K in which the Company announced the change in registrant's certifying accountants from Squar, Milner, Reehl & Williamson, LLP to Kelly & Company. There were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 26, 2004.

                               CETALON CORPORATION




By:     /S/ A. John A. Bryan, Jr.
        --------------------------------
            A. John A. Bryan, Jr.
            Chief Executive Officer and
            Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature:                                 Title                       Date

/s/ A. John A. Bryan, Jr.    Chairman of the Board of Directors,   May 26, 2004
---------------------------       Chief Executive Officer and
    A. John A. Bryan, Jr.         Chief Financial Officer