Form 10QSB
period 2003-08-31
CETALON CORP
filed 2004-06-23
CIK 1071157

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ending August 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

    For the transition period from _____ to _____.

                           Commission File No. 000-32475

                                Cetalon Corporation
            (Exact name of registrant as specified in its character)

            Nevada                                     84-1408762
           --------                                    ----------
  (State or other jurisdiction of           (IRS Employer Identification Number)
  incorporation or organization)

     1801 Century Park East, Suite 1830, Los Angeles, California, 90067-2320
     -----------------------------------------------------------------------
              (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (310) 843-3600

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   No  X
                                      ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of June 7, 2004 {the day immediately preceding the effective date of the registrant's Second Amended Plan of Reorganization.

            Class                                 Number of Shares
            -----                                 ----------------
         Common stock                                13,997,489

  Transitional Small Business Disclosure format: (Check one)  Yes     No  X .
                                                                  ---    ---

                         CETALON CORPORATION AND SUBSIDIARIES
                                (DEBTOR-IN-POSSESSION)
               INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PART I        FINANCIAL INFORMATION
------        ---------------------
ITEM 1        CONSOLIDATED BALANCE SHEET - (Unaudited)
                As of August 31, 2003..........................................1

              CONSOLIDATED STATEMENT OF OPERATIONS - (Unaudited)
                For each of the three month periods ending
                August 31, 2003 and 2002.......................................2

              CONSOLIDATED STATEMENT OF CASH FLOWS - (Unaudited)
                For each of the three month periods ending
                August 31, 2003 and 2002.......................................3

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................4

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION..     7

ITEM 3        CONTROLS AND PROCEDURES..........................................8

ITEM 4        SUBSEQUENT EVENTS................................................9

PART II       OTHER INFORMATION
-------       -----------------

ITEM 5        EXHIBITS AND REPORTS ON FORM 8-K.................................9

SIGNATURES
----------

PART I......FINANCIAL INFORMATION
------

ITEM 1
------
                      CETALON CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                     August 31,
                                                                        2003
                                                                   ------------
                                    Assets
Current assets:
  Cash                                                             $      1,033
                                                                   ------------

Total assets                                                       $      1,033
                                                                   ============
                      Liabilities and Stockholders' Deficit

Current liabilities not subject to compromise:
  Accounts payable and accrued expenses                            $     99,367
  Accrued compensation and expenses due to related parties              183,045
                                                                   ------------
      Total liabilities not subject to compromise                       282,412
                                                                   ------------
Current liabilities subject to compromise:
  Accounts payable                                                    2,949,363
  Due to related parties                                                881,937
  Accrued expenses                                                      303,835
  Convertible note                                                    1,000,000
                                                                   ------------
      Total liabilities subject to compromise                         5,135,135
                                                                   ------------
Total liabilities                                                     5,417,547
                                                                   ------------
Stockholders' deficit:
  Preferred stock, $.0001 par value; 50,000,000
   authorized; none outstanding                                              --
  Common stock, $.0001 par value; 50,000,000
   authorized; 13,997,489 outstanding at August 31, 2003                  1,400
  Additional paid-in capital                                          6,410,231
  Treasury stock                                                       (100,000)
  Accumulated deficit                                               (11,728,145)
                                                                   ------------
Total stockholders' deficit                                          (5,416,514)
                                                                   ------------

Total liabilities and stockholders' deficit                        $      1,033
                                                                   ============

       See notes to unaudited condensed consolidated financial statements.

                      CETALON CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    For the Three-Month Period
                                                         Ended August 31,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------
General and administrative                         $    201,969    $         --
Rent - related party                                     11,850              --
                                                   ------------    ------------
   Loss before reorganization items and
    discontinued operations                             213,819              --
                                                   ------------    ------------

Reorganization items                                     58,625              --
                                                   ------------    ------------

Loss from discontinued U.S. operations                       --         333,655
                                                   ------------    ------------
Net loss                                           $   (272,444)   $   (333,655)
                                                   ============    ============
Loss per common share, basic and diluted:
   Loss before reorganization items and
    discontinued operations                        $      (0.02)   $         --
   Reorganization items                                      --              --
   Loss from discontinued U.S. operations                    --           (0.02)
                                                   ------------    ------------
Net loss per common share, basic and diluted       $      (0.02)   $      (0.02)
                                                   ============    ============

Weighted average shares, basic and diluted           13,997,489      13,997,489
                                                   ============    ============

    The accompanying notes are an integral part of the financial statements.

                      CETALON CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     For the Three-Month Period
                                                           Ended August 31,
                                                      -----------------------
                                                         2003          2002
                                                      ---------     ---------
Cash flows from operating activities:
   Net loss                                           $(272,444)    $(333,655)
   Deduct:
      United States discontinued operations                  --      (333,655)
      Reorganization items                              (58,625)           --
                                                      ---------     ---------
   Net loss from continuing operations                 (213,819)           --
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Increase in liabilities:
       Accounts payable and accrued expenses             11,990            --
       Accrued compensation and expense
         due to related parties                         183,045            --
                                                      ---------     ---------
Cash used in operating activities of continuing
 operations                                             (18,784)           --
                                                      ---------     ---------
Cash provided by U.S. discontinued operations                --         3,044
                                                      ---------     ---------

Net (decrease) increase In Cash                         (18,784)        3,044

Cash at beginning of period                              19,817           355
                                                      ---------     ---------

Cash at end of period                                 $   1,033     $   3,399
                                                      =========     =========

    The accompanying notes are an integral part of the financial statements.

                          CETALON CORPORATION AND SUBSIDIARIES
                                 (DEBTOR-IN-POSSESSION)
                CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The financial information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position at August 31, 2003 and of the consolidated statements of operations and consolidated statements of cash flows for three months ended August 31, 2003 and 2002.

     On January 15, 2003, the Company filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of California, Los Angeles Division, Case No. LA 03-11306-VZ. After a hearing held on May 27, 2004, the Bankruptcy Court entered an order confirming the Company's Second Amended Plan of Reorganization (the "Plan") followed by confirmation of the Plan by the Bankruptcy Court on May 28, 2004. On June 8, 2004, the Plan became effective ("effective date") and the Cetalon Corporation Liquidation Trust (the "Trust") was created. See Note 4 for a description of the Plan.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. For further information refer to the audited consolidated financial statements and notes thereto for the year ended May 31, 2003, included in the Company's 10-KSB filed with the Securities and Exchange Commission on May 27, 2004.

2.   DESCRIPTION OF BUSINESS

     Cetalon Corporation and Subsidiaries (the "Company" or "Cetalon") had previously operated health food and fitness retail stores pursuant to licensing agreements with Sears Canada, Inc. and Sears Roebuck + Co. (collectively, "Sears") through corporate-owned and franchised locations within Sears stores throughout Canada. The Company began operations in the United States in July 2001 when ten owned locations opened in California. The Company operated under the name of Sears Health Food and Fitness Shops in Canada and Sears Health Food and Nutrition Centers in the United States. The operations in the United States and Canada have been discontinued. The Company's Canadian operation was effectively abandoned as of May 31, 2002 with the closing of all locations and the termination of its license arrangement with Sears Canada.

     In the United States, the Company closed five stores in June 2002 and the remaining stores were closed in December 2002. On December 31, 2002, the license agreement with Sears was terminated. The operations in the United States are reported as a discontinued operation. As of May 31, 2003 all assets related to the U.S. operations have been sold.

     On January 15, 2003, the Company filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of California, Los Angeles Division, Case No. LA 03-11306-VZ. After a hearing held on May 27, 2004, the Bankruptcy Court entered an order confirming the Company's Second Amended Plan of
     Reorganization ("the Plan") followed by confirmation of the plan by Bankruptcy Court on May 28, 2004. On June 8, 2004, the plan became effective ("effective date") and the Cetalon Corporation, Inc. Liquidating Trust (the "Trust") was created. See Note 4 for a description of the Plan.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. 1129 Holding Inc., a Delaware corporation ("1129 Holding"), is a first-tier wholly-owned subsidiary of the Company, which is currently inactive. Cetalon Company of Canada is a second tier wholly-owned subsidiary of the Company, which has been abandoned.

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

      REORGANIZATION ITEMS

      Reorganization items represent primarily legal fees directly related to the Chapter 11 bankruptcy proceeding.

      COMMON SHARES AND PER SHARE AMOUNTS

      Basic and diluted loss per share is computed on a basis of the weighted-average number of common shares outstanding during the periods presented. The effects of stock options and stock warrants are anti-dilutive. The Company's Plan of Reorganization approved by the bankruptcy court contains provisions that resulted in the cancellation of common shares and other equity interests. See Note 4 for a description of the Plan.

      NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the FASB issued FIN 46R, CONSOLIDATION OF VARIABLE INTEREST ENTITIES-AN INTERPRETATION OF ARB NO. 51, and revised in December 2003. FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R is effective for all new variable interest entities created or acquired after December 31, 2003. For variable interest entities created or acquired prior to December 31, 2003, the provisions of FIN 46R must be applied for the first interim or annual period beginning after March 15, 2004. The Company does not expect that the adoption of FIN 46R will have a material impact on its consolidated financial position, results of operations or cash flows, as the Company has no interest in variable interest entities.

      In June 2003, FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". However, adoption of SFAS No. 146 is not expected to have a significant effect on the Company's consolidated balance sheets, statements of operations, or statements of cash flows.

4.    BANKRUPTCY AND PLAN OF REORGANIZATION

      On January 15, 2003, the Company filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of California, Los Angeles Division, Case No. LA 03-11306-VZ. After a hearing held on May 27, 2004, the Bankruptcy Court entered an order confirming the Company's Second Amended Plan of Reorganization ("the Plan") on May 28, 2004. On June 8, 2004, the Plan became effective (the "effective date") and the Cetalon Corporation, Inc. Liquidating Trust (the "Trust") was created.

      PROVISIONS OF PLAN OF REORGANIZATION

      o Company pre-petition liabilities totaling $5,135,135 were discharged and transferred to the Trust.

      o All Company unpaid administrative claims and liabilities incurred after the filing of bankruptcy were transferred to the Trust.

      o Assets of the Company (except administrative cash) were transferred to the Trust.

      o The Company's recovery rights related to any award resulting from the legal action pending against Logic Nutrition, LLC, et al. were transferred to the Trust.

      o All Company equity interests that were in existence prior to the effective date, which included, but were not limited to, common stock, warrants, conversion rights under debt agreements and options, were cancelled on the effective date. Those pre-petition equity holders will be entitled to a pro rata distribution of remaining Trust assets based on their pre-petition portion of ownership, when and if all unpaid creditor claims that were assigned to the Trust are satisfied in full with interest.

      o The Trust will receive 156,000 post-effective date common shares of the Company, which will be used as a source of funds to satisfy certain pre- and post-petition creditors and provide cash for Trust expenses. The amount of pro rata distribution that the pre-petition creditors will receive from the sale of post-effective date common shares of the Company will be subject to the resolution of disputed outstanding claims. The Company will issue 609,000 of post-effective date common shares to satisfy specific administrative claims approved by the Bankruptcy Court.

      o The Plan anticipates that the Company will be combined with Cadogan Investments Limited, a South African based company and Optron Technologies, Inc. a Nevada corporation (collectively, the "Business Combination Transaction"). The Plan anticipates that 6,275,000 of post-effective date common shares will be issued to the shareholders of Cadogan Investments Limited in exchange for 100% ownership of that entity; and 1,800,000 of post-effective date common shares will be issued to the stockholders of Optron Technologies in exchange for 100% ownership of that entity.

      o The Company will issue to certain administrative claim note holders 1,560,000 of post-effective date common shares in satisfaction of $54,000 of administrative claim notes payable.

     ELECTION OF FRESH-START ACCOUNTING

     As a result of the cancellation of all pre-petition equity instruments and the issuance of new post-effective date common shares of the Company, a change in control has taken place that allows the Company to adopt fresh-start reporting upon its emergence from Chapter 11. The application of fresh-start reporting resulted in remaining liabilities being stated at their present values. The adoption of fresh-start reporting created a reorganized entity for financial reporting purposes with no beginning retained earnings or deficit. The effects of the adjustments and the forgiveness of debt will be reflected in the entity's final statement of operations prior to the adoption of fresh-start reporting. Forgiveness of debt resulting from the Plan becoming effective will be reported as an extraordinary item on that statement.

     NEW NASDAQ TRADING SYMBOL

     Shortly after the effective date, the Company halted trading under its symbol "CETA.PK". The Company is in the process for applying for a new trading symbol and a new CUSIP number. As part of the Business Combination Transaction, the Company expects to change its name to "Astrata, Inc."

5.   RELATED PARTY TRANSACTIONS

     RENT - RELATED PARTY

     Cetalon rents office space from a company that is owned by a pre- and post-petition shareholder and officer of the Company. Monthly payments of $3,950 are made under and pursuant to Cetalon's bankruptcy proceedings.

     DUE TO RELATED PARTIES - SUBJECT TO COMPROMISE

     As of August 31, 2003, the Company has a payable to current and former officers and to the Watley Group LLC totaling $881,937, which is a payable subject to compromise.

     DUE TO RELATED PARTIES - NOT SUBJECT TO COMPROMISE

     As of August 31, 2003, the Company has a payable to current and former officers and a company owned by an officer, totaling $183,045 related to salary compensation, rent and reimbursement of expenses.

6.   COMMITMENTS AND CONTINGENCIES

     INSURANCE

     The Company does not carry directors' and officers' insurance or other types of insurance.

     LATE FILINGS WITH THE SEC

     During the pendency of the Chapter 11 proceedings, the Company was unable to complete its periodic filings with the Securities and Exchange Commission which include reports on Form 10-KSB, 10-QSB, 8-K, and other filings. The Company is in the process of filing such Forms with the Securities and Exchange Commission.

7.   SUBSEQUENT EVENTS

     On October 21, 2003, the Company raised $50,000 through the issuance of three Debtors in Possession 8% promissory notes to pre-confirmation shareholders of the Company. The notes were issued under and pursuant to the Company's bankruptcy proceedings. The notes bear interest of 8% and are secured by the assets of the Company. The notes become due August 27, 2004.

     On December 22, 2003, the Company filed legal action, Los Angeles Superior Court Case No. 03CC17304, against Josh Bradbury, Elwood Sprenger, David Vanderveen, Gregory Duncan, Logic Nutrition, Inc. (aka Sports Nutritionals, Inc.), Gentrust Finance, S.A., Logic Nutrition, LLC (aka Major Source International, LLC), XS Energy, LLC and Sarashela, Inc. seeking damages for misrepresentation and promissory fraud, recession, fraudulent transfer of assets, breach of contract, usurpation of corporate opportunity and conversion.

     After a hearing on May 27, 2004, the Bankruptcy Court entered an order confirming the Company's Second Amended Plan of Reorganization on May 28, 2004. On June 8, 2004, the Plan became effective and the Cetalon Corporation, Inc. Liquidating Trust was created. See Note 4 for a description of the Plan.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

     This  report  contains  forward-looking  statements  within the  meaning of
     Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company's future financial performance. The Company has attempted to identify forward-looking statements by terminology including "anticipates," "believes," "expects," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should" or "will" or the negative of these terms or other comparable terminology. These statements are only predictions, and forward-looking statements, and involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. For all of these predictions and forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     Although Company expectations forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company's expectations are as of the date this Form 10-QSB is filed, and the Company does not intend to update any of the forward-looking statements after the date this report on Form 10-QSB is filed to conform these statements to actual results, unless required by law.

     CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS.

     Certain statements we make in this report on Form 10-QSB (as well as in other public filings, our web site, press releases, and oral statements made by Company management and/or representatives), constitute forward-looking statements, which are subject to risks and uncertainties.

     FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Cash decreased during the three months ended August 31, 2003, by $18,784, compared to an increase of $3,044 during the three months ended August 31, 2002 The Company is currently in transition following its filing of Chapter 11 bankruptcy and the confirmation of its Second Amended Plan of Reorganization (see Note 4 for details to the Plan and Reorganization). The reduction of cash during the three months ended August 31, 2003 is directly related to the administrative expenses incurred. During June 2002, five of the ten U.S. operating stores within Sears Roebuck + Co. ("Sears") were closed, leaving five stores in Southern California in operation until December 31, 2002 when the license agreement with Sears was terminated.

     Per the Plan, as a result of the cancellation of all pre-petition equity instruments and the issuance of new post-effective date common shares of the Company, a change in control has taken place that allowed the Company to adopt fresh-start reporting upon its emergence from Chapter 11. The application of fresh-start reporting resulted in remaining liabilities being stated at their present values. The adoption of fresh-start reporting created a reorganized entity for financial reporting purposes with no beginning retained earnings or deficit. The effects of the adjustments to the reported amounts of individual assets and liabilities and the forgiveness of debt will be reflected in the entity's final statement of operations prior to the adoption of fresh-start reporting. Forgiveness of debt resulting from the plan becoming effective will be reported as an extraordinary item on that statement.

     RESULTS OF OPERATIONS

     For the three months ended August 31, 2003, compared to the three months ended August 31, 2002, total expenses for the three months ended August 31, 2003, was $272,444 as compared to $333,655 of discontinued U.S. operations expense for the three months ended August 31, 2002. These expenses included compensation, office rent and administrative expenses totaling $213,819, and reorganization items of $58,625 for the three months ending August 31, 2003. During June 2002, five of the ten U.S. operating stores within Sears Roebuck + Co. ("Sears") were closed, leaving five stores in Southern California in operation until December 31, 2002 when the license agreement with Sears was terminated.

     The current and past historical trends are not reflective of the future for the Company. The Plan anticipates that the Company will complete the
     Business Combination Transaction which will give the Company new opportunities in a completely different revenue stream. See Note 4 for detail on the Plan and Reorganization of the Company.

ITEM 3:    CONTROLS AND PROCEDURES

     Upon the court issuing its Order confirming the Company's Second Amended Plan of Reorganization on May 28, 2004, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commissions rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 4:    SUBSEQUENT EVENTS

     On October 21, 2003, the Company raised $50,000 through the issuance of three Debtors in Possession 8% promissory notes to pre-confirmation shareholders of the Company. The notes were issued under and pursuant to the Company's bankruptcy proceedings. The notes bear interest of 8% and are secured by the assets of the Company. The notes become due August 27, 2004.

     On December 22, 2003, the Company filed legal action, Los Angeles Superior Court Case No. 03CC17304, against Josh Bradbury, Elwood Sprenger, David Vanderveen, Gregory Duncan, Logic Nutrition, Inc. (aka Sports Nutritionals, Inc.), Gentrust Finance, S.A., Logic Nutrition, LLC (aka Major Source International, LLC), XS Energy, LLC and Sarashela, Inc. seeking damages for misrepresentation and promissory fraud, recession, fraudulent transfer of assets, breach of contract, usurpation of corporate opportunity and conversion.

     After a hearing on May 27, 2004, the Bankruptcy Court entered an order confirming the Company's Second Amended Plan of Reorganization on May 28, 2004. On June 8, 2004, the Plan became effective and the Cetalon Corporation, Inc. Liquidating Trust was created. See Note 4 for a description of the Plan.

PART II

ITEM 5.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following are included as exhibits as part of this Quarterly Report on Form 10-QSB:

     Exhibit 31.1 Certification Pursuant to 18 U.S.C.  Section 1350, as Adopted
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.1 Certification Pursuant to 18 U.S.C.  Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

     On May 27, 2004, the Company filed a Current Report on Form 8-K in which the Company announced the change in registrant's certifying accountants from Squar, Milner, Reehl + Williamson, LLP to Kelly + Company. There were no disagreements on any matter or accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CETALON CORPORATION
                                             (Registrant)


                                             By:/s/ A. John A. Bryan, Jr.
                                                    A. John A. Bryan, Jr.
                                                    Chief Executive Officer and
                                                    Chief Financial Officer

Date: June 23, 2004