Form 10QSB
period 2003-11-30
CETALON CORP
filed 2004-06-23
CIK 1071157

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ending November 30, 2003

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

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of June 7, 2004 (the day immediately preceding the effective date of the registrant's Second Amended Plan of Reorganization

            Class                                 Number of Shares
            -----                                 ----------------
         Common stock                                13,997,489

    Transitional Small Business Disclosure format: (Check one)  Yes     No  X .
                                                                   ---     ---

                      CETALON CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
           INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PART I        FINANCIAL INFORMATION
------        ---------------------
ITEM 1        CONSOLIDATED BALANCE SHEET - (Unaudited)
                As of November 30, 2003........................................1

              CONSOLIDATED STATEMENT OF OPERATIONS - (Unaudited)
                For three month and six month periods ending
                November 30, 2003 and 2002.....................................2

              CONSOLIDATED STATEMENT OF CASH FLOWS - (Unaudited)
                For six months periods ending
                November 30, 2003 and 2002.....................................4

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................5

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.......9

ITEM 3        CONTROLS AND PROCEDURES.........................................10

ITEM 4        SUBSEQUENT EVENTS...............................................10

PART II       OTHER INFORMATION
-------       -----------------
ITEM 5        EXHIBITS AND REPORTS ON FORM 8-K................................10

SIGNATURES
----------

PART I......FINANCIAL INFORMATION
------

ITEM 1
------
                      CETALON CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                    November 30,
                                                                        2003
                                                                   ------------
                                    Assets
Current assets:
  Cash                                                             $      9,425
                                                                   ------------

Total assets                                                       $      9,425
                                                                   ============
                      Liabilities and Stockholders' Deficit

Current liabilities not subject to compromise:
  Accounts payable and accrued expenses                            $    142,248
  Accrued compensation and expenses due to related parties              237,262
  Notes payable - related parties                                        50,000
                                                                   ------------
      Total liabilities not subject to compromise                       429,510
                                                                   ------------
Current liabilities subject to compromise:
  Accounts payable                                                    2,949,363
  Due to related parties                                                881,937
  Accrued expenses                                                      303,835
  Convertible note                                                    1,000,000
                                                                   ------------
      Total liabilities subject to compromise                         5,135,135
                                                                   ------------
Total liabilities                                                     5,564,645
                                                                   ------------
Stockholders' deficit:
  Preferred stock, $.0001 par value; 50,000,000
   authorized; none outstanding                                              --
  Common stock, $.0001 par value; 50,000,000
   authorized; 13,997,489 outstanding at November 30, 2003                1,400
  Additional paid-in capital                                          6,410,231
  Treasury stock                                                       (100,000)
  Accumulated deficit                                               (11,866,851)
                                                                   ------------
Total stockholders' deficit                                          (5,555,220)
                                                                   ------------

Total liabilities and stockholders' deficit                        $      9,425
                                                                   ============

       See notes to unaudited condensed consolidated financial statements.

                      CETALON CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    For the Three-Month Period
                                                        Ended November 30,
                                                  -----------------------------
                                                       2003             2002
                                                  ------------     ------------
General and administrative                        $     72,766     $         --
Rent - related party                                    11,850               --
                                                  ------------     ------------
   Loss before reorganization items and
    discontinued operations                             84,616               --
                                                  ------------     ------------

Reorganization items                                    54,090               --
                                                  ------------     ------------

Loss from discontinued U.S. operations                      --           20,364
                                                  ------------     ------------

Net loss                                          $   (138,706)    $    (20,364)
                                                  ============     ============
Loss per common share, basic and diluted:
   Loss before reorganization items and
    discontinued operations                       $      (0.01)    $         --
   Reorganization items                                     --               --
   Discontinued operations                                  --               --
                                                  ------------     ------------
Loss per common share, basic and diluted          $      (0.01)    $         --
                                                  ============     ============

Weighted average shares, basic and diluted          13,997,489       13,997,489
                                                  ============     ============

    The accompanying notes are an integral part of the financial statements.

                      CETALON CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     For the Six-Month Period
                                                        Ended November 30,
                                                  -----------------------------
                                                      2003             2002
                                                  ------------     ------------
General and administrative                        $    274,735     $         --
Rent - related party                                    23,700               --
                                                  ------------     ------------
   Loss before reorganization items and
    discontinued operations                            298,435               --
                                                  ------------     ------------
Reorganization items                                   112,715               --
                                                  ------------     ------------

Loss from discontinued U.S. operations                      --          354,019
                                                  ------------     ------------

Net loss                                          $   (411,150)    $   (354,019)
                                                  ============     ============
Loss per common share, basic and diluted:
   Loss before reorganization items and
    discontinued operations                       $      (0.02)    $         --
   Reorganization items                                  (0.01)              --
   Discontinued operations                                  --            (0.03)
                                                  ------------     ------------
Loss per common share, basic and diluted          $      (0.03)    $      (0.03)
                                                  ============     ============

Weighted average shares, basic and diluted          13,997,489       13,997,489
                                                  ============     ============

    The accompanying notes are an integral part of the financial statements.

                      CETALON CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        For the Six-Month Period
                                                           Ended November 30,
                                                        -----------------------
                                                           2003          2002
                                                        ---------     ---------
Cash flows from operating activities:
   Net loss                                             $(411,150)    $(354,019)
   Deduct:
      United States discontinued operations                    --      (354,019)
      Reorganization items                               (112,715)           --
                                                        ---------     ---------
   Net loss from continuing operations                   (298,435)           --
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Increase in liabilities:
       Accounts payable and accrued expenses                  781            --
       Accrued compensation and expense
         due to related parties                           237,262            --
                                                        ---------     ---------
Cash used in operating activities of continuing
 operations                                               (60,392)           --
                                                        ---------     ---------

Cash used in U.S. discontinued operations                      --          (355)
                                                        ---------     ---------
Cash from financing activities:
   Proceeds from issuance of notes payable
    to related parties                                     50,000            --
                                                        ---------     ---------

Net decrease in cash                                      (10,392)         (355)

Cash at beginning of period                                19,817           355
                                                        ---------     ---------

Cash at end of period                                   $   9,425     $      --
                                                        =========     =========

    The accompanying notes are an integral part of the financial statements.

                      CETALON CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
           CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The financial information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position at November 30, 2003 and of the consolidated statements of operations and consolidated statements of cash flows for three month and six month periods ended November 30, 2003 and 2002.

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

     DUE TO RELATED PARTIES - SUBJECT TO COMPROMISE

     As of November 30, 2003, the Company has a payable to current and former officers and to the Watley Group LLC totaling $881,937, which is a payable subject to compromise.

     DUE TO RELATED PARTIES - NOT SUBJECT TO COMPROMISE

     As of November 30, 2003, the Company has a payable to current and former officers and a company owned by an officer, totaling $237,262 related to salary compensation, rent and reimbursement of expenses.

     NOTES PAYABLE - RELATED PARTIES

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

     FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Cash decreased during the six months ended November 30, 2003, by $10,392, compared to a decrease of $355 during the six months ended November 30, 2002. The Company is currently in transition following its filing of Chapter 11 bankruptcy and the confirmation of its Second Amended Plan of Reorganization (see Note 4 for details to the Plan and Reorganization). The reduction of cash during the six months ended November 30, 2003 is directly related to the administrative expenses incurred. During June 2002, five of the ten U.S. operating stores within Sears Roebuck + Co. ("Sears") were closed, leaving five stores in Southern California in operation until December 31, 2002 when the license agreement with Sears was terminated.

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

     RESULTS OF OPERATIONS

     For the three months ended November 30, 2003, compared to the three months ended November 30, 2002, total expenses for the three months ended November 30, 2003 was $138,706 as compared to $20,364 of discontinued U.S. operations expense for the three months ending November 30, 2002. These expenses included compensation, office rent and administrative expenses totaling $84,616 and reorganization items of $54,090 for the three months ending November 30, 2003. During June 2002, five of the ten U.S. operating stores within Sears Roebuck + Co. were closed, leaving five stores in Southern California in operation until December 31, 2002 when the license agreement with Sears was terminated.

     For the six months ended November 30, 2003, compared to the six months ended November 30, 2002, total expenses for the six months ended November 30, 2003, was $411,150 as compared to $354,019 of discontinued U.S. operations expense for the six months ended November 30, 2002. These expenses included compensation, office rent and administrative expenses totaling $298,435, and reorganization items of $112,715 for the six months ending November 30, 2003. During June 2002, five of the ten U.S. operating stores within Sears Roebuck + Co. ("Sears") were closed, leaving five stores in Southern California in operation until December 31, 2002 when the license agreement with Sears was terminated.

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