Form 10QSB
period 2004-02-29
CETALON CORP
filed 2004-06-23
CIK 1071157

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ending February 29, 2004

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

                         CETALON CORPORATION AND SUBSIDIARIES
                                (DEBTOR-IN-POSSESSION)
               INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PART I      FINANCIAL INFORMATION
------      ---------------------
ITEM 1        CONSOLIDATED BALANCE SHEET - (Unaudited)
                As of February 29, 2004........................................1

              CONSOLIDATED STATEMENT OF OPERATIONS - (Unaudited)
                For three month and nine month periods ending
                February 29, 2004 and February 28, 2003........................2

              CONSOLIDATED STATEMENT OF CASH FLOWS - (Unaudited)
                For nine months periods ending
                February 29, 2003 and February 28, 2003........................4

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
ITEM 5        EXHIBITS AND REPORTS ON FORM 8-K................................10

SIGNATURES
----------

PART I......FINANCIAL INFORMATION
------

ITEM 1
------
                      CETALON CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                    February 29,
                                                                       2004
                                                                   ------------
                                    Assets
Current assets:
  Cash                                                             $      6,303
                                                                   ------------

Total assets                                                       $      6,303
                                                                   ============
                      Liabilities and Stockholders' Deficit

Current liabilities not subject to compromise:
  Accounts payable and accrued expenses                            $    191,686
  Accrued compensation and expenses due to related parties              308,813
  Notes payable - related parties                                        50,000
                                                                   ------------
      Total liabilities not subject to compromise                       550,499
                                                                   ------------
Current liabilities subject to compromise:
  Accounts payable                                                    2,949,363
  Due to related parties                                                881,937
  Accrued expenses                                                      303,835
  Convertible note                                                    1,000,000
                                                                   ------------
      Total liabilities subject to compromise                         5,135,135
                                                                   ------------
Total liabilities                                                     5,685,634
                                                                   ------------
Stockholders' deficit:
  Preferred stock, $.0001 par value; 50,000,000
   authorized; none outstanding                                              --
  Common stock, $.0001 par value; 50,000,000
   authorized; 13,997,489 outstanding at February 29, 2004                1,400
  Additional paid-in capital                                          6,410,231
  Treasury stock                                                       (100,000)
  Accumulated deficit                                               (11,990,962)
                                                                   ------------
Total stockholders' deficit                                          (5,679,331)
                                                                   ------------

Total liabilities and stockholders' deficit                        $      6,303
                                                                   ============

       See notes to unaudited condensed consolidated financial statements.

                      CETALON CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    For the Three-Month Period
                                                               Ended
                                                    ---------------------------
                                                   February 29,    February 28,
                                                       2004            2003
                                                   ------------    ------------
General and administrative                         $     70,018    $     25,341
Rent - related party                                     11,850           3,950
                                                   ------------    ------------
   Loss before reorganization items and
    discontinued operations                              81,868          29,291
                                                   ------------    ------------

Reorganization items                                     42,243          15,400
                                                   ------------    ------------

Loss from discontinued U.S. operations                       --       1,046,215
                                                   ------------    ------------

Net loss                                           $   (124,111)   $ (1,090,906)
                                                   ============    ============
Loss per common share, basic and diluted:
   Loss before reorganization items and
    discontinued operations                        $      (0.01)   $         --
   Reorganization items                                      --              --
   Discontinued operations                                   --           (0.08)
                                                   ------------    ------------
Net loss per common share, basic and diluted       $      (0.01)   $      (0.08)
                                                   ============    ============
Weighted average shares, basic and diluted           13,997,489      13,997,489
                                                   ============    ============

    The accompanying notes are an integral part of the financial statements.

                      CETALON CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     For the Nine-Month Period
                                                              Ended
                                                   ----------------------------
                                                   February 29,    February 28
                                                       2004            2003
                                                   ------------    ------------
General and administrative                         $    344,753    $     25,341
Rent - related party                                     35,550           3,950
                                                   ------------    ------------
   Loss before reorganization items and
    discontinued operations                             380,303          29,291
                                                   ------------    ------------

Reorganization items                                    154,958          15,400
                                                   ------------    ------------

Loss from discontinued U.S. operations                       --       1,400,234
                                                   ------------    ------------

Net loss                                           $   (535,261)   $ (1,444,925)
                                                   ============    ============
Loss per common share, basic and diluted:
   Loss before reorganization items and
    discontinued operations                        $      (0.03)   $         --
   Reorganization items                                   (0.01)             --
   Discontinued operations                                   --           (0.10)
                                                   ------------    ------------
Net loss per common share, basic and diluted       $      (0.04)   $      (0.10)
                                                   ============    ============

Weighted average shares, basic and diluted           13,997,489      13,997,489
                                                   ============    ============

    The accompanying notes are an integral part of the financial statements.

                      CETALON CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      For the Nine-Month Period
                                                               Ended
                                                     ---------------------------
                                                     February 29,    February 28
                                                         2004           2003
                                                     -----------    -----------
Cash flows from operating activities:
   Net loss                                          $  (535,261)   $(1,444,925)
   Deduct:
      United States discontinued operations                   --     (1,400,234)
      Reorganization items                              (154,958)       (15,400)
                                                     -----------    -----------
   Net loss from continuing operations                  (380,303)       (29,291)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Increase in liabilities:
       Accounts payable and accrued expenses               7,976             --
       Accrued compensation and expense
         due to related parties                          308,813             --
                                                     -----------    -----------
Cash used in operating activities of continuing
 operations                                              (63,514)       (29,291)
                                                     -----------    -----------
Cash used in U.S. discontinued operations                     --        (28,496)
                                                     -----------    -----------
Cash used in reorganization activities                        --        (15,400)
                                                     -----------    -----------
Cash from investing activities:
   Proceeds from the sale of equipment                        --         75,000
                                                     -----------    -----------
Cash provided by financing activities:
   Proceeds from issuance of notes payable
    to related parties                                    50,000             --
                                                     -----------    -----------
Net (decrease) increase in cash                          (13,514)         1,813
Cash at beginning of period                               19,817            355
                                                     -----------    -----------

Cash at end of period                                $     6,303    $     2,168
                                                     ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                      CETALON CORPORATION AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
           CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The financial information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position at February 29, 2004 and of the consolidated statements of operations and consolidated statements of cash flows for three month and nine month periods ended February 29, 2004 and February 28, 2003.

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

     DUE TO RELATED PARTIES - SUBJECT TO COMPROMISE

     As of February 29, 2004, the Company has a payable to current and former officers and to the Watley Group LLC totaling $881,937, which is a payable subject to compromise.

     DUE TO RELATED PARTIES - NOT SUBJECT TO COMPROMISE

     As of February 29, 2004, the Company has a payable to current and former officers and a company owned by an officer, totaling $308,813 related to salary compensation, rent and reimbursement of expenses.

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

     FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Cash decreased during the nine months ended February 29, 2004, by $13,514, compared to a increase of $1,813 during the nine months ended February 28, 2003. The Company is currently in transition following its filing of Chapter 11 bankruptcy and the confirmation of its Second Amended Plan of Reorganization (see Note 4 for details to the Plan and Reorganization). The reduction of cash during the nine months ended February 29, 2004 is directly related to the administrative expenses incurred. During June 2002, five of the ten U.S. operating stores within Sears Roebuck & Co. ("Sears") were closed, leaving five stores in Southern California in operation until December 31, 2002 when the license agreement with Sears was terminated.

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

     RESULTS OF OPERATIONS

     For the three months ended February 29, 2004, compared to the three months ended February 28, 2003, total expenses for the three months ended February 29, 2004 was $124,111 as compared to $1,090,906 of discontinued U.S. operations and other expense for the three months ending February 28, 2003. These expenses included compensation, office rent and administrative expenses totaling $81,868 and reorganization items of $42,243 for the three months ending February 29, 2004. During June 2002, five of the ten U.S. operating stores within Sears Roebuck + Co. were closed, leaving five stores in Southern California in operation until December 31, 2002 when the license agreement with Sears was terminated.

     For the nine months ended February 29, 2004, compared to the nine months ended February 28, 2003, total expenses for the nine months ended February 29, 2004, was $535,261 as compared to $1,444,925 of discontinued U.S.
     operations and other expense for the nine months ended February 28, 2003. These expenses included compensation, office rent and administrative expenses totaling $380,303, and reorganization items of $154,958 for the nine months ending February 29, 2004. During June 2002, five of the ten U.S. operating stores within Sears Roebuck + Co. ("Sears") were closed, leaving five stores in Southern California in operation until December 31, 2002 when the license agreement with Sears was terminated. On January 15, 2003, the Company filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the
     Central District of California, Los Angeles Division, Case No. LA 03-11306-VZ.

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