Form 10KSB
period 2004-05-31
CETALON CORP
filed 2004-07-06
CIK 1071157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2004

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                            FOR THE TRANSITION PERIOD

                        COMMISSION FILE NUMBER 000-32475

                               Cetalon Corporation

         (Name of small business registrant as specified in its charter)



            Nevada                                            84-1408762
-------------------------------                         ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

 1801 Century Park East, Suite 1830, Los Angeles, California       90067-2320
 -----------------------------------------------------------       ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Based on the closing sale price of $0.0001 on June 7, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,400.

The registrant's had no revenues for its most recent fiscal year, ended May 31, 2004.

On June 7, 2004 there were 13,997,489 shares of the Registrant's Common Stock outstanding.

                                TABLE OF CONTENTS



ITEM                                                                        PAGE
----                                                                        ----
                                     PART I

1.   Description of Business .................................................3
2.   Description of Property .................................................4
3.   Legal Proceedings .......................................................4
4.   Submission of Matters to a Vote of Security Holders......................4


                                     PART II

5.   Market for Common Equity and Related
     Stockholder Matters .....................................................5
6.   Management's Discussion and Analysis of
     Financial Condition and Results of Operations............................5
7.   Financial Statements ....................................................8
8.   Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure .................................23


                                    PART III

9.   Directors, Executive Officers, Promoters and Control Persons;
     Compliance With Section 16(a) of the Exchange Act ......................23
10.  Executive Compensation .................................................23
11.  Security Ownership of Certain Beneficial Owners
     and Management .........................................................24
12.  Certain Relationships and Related Transactions .........................24
13.  Exhibits and Reports on Form 8-K .......................................25
14.  Principal Accountant Fees and Services..................................25

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

ITEM 1. DESCRIPTION OF BUSINESS

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

On January 15, 2003, the Company filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of California, Los Angeles Division, Case No. LA 03-11306-VZ. After a hearing held on May 27, 2004, the Bankruptcy Court entered an order confirming the Company's Second Amended Plan of Reorganization ("the Plan") followed by confirmation of the plan by Bankruptcy Court on May 28, 2004. On June 8, 2004, the plan became effective ("effective date") and the Cetalon Corporation, Inc. Liquidating Trust (the "Trust") was created. See Note 3 for a description of the Plan.

BUSINESS RISKS

The business risks below reflect some, but not necessarily all, of the risks and uncertainties that could have a material adverse affect on our ability to operate its businesses successfully. Our actual results could differ materially from our business plan due to some or all of the factors discussed below.

Possible Volatility of Stock Price; Absence of Dividends:
---------------------------------------------------------

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

Need for Additional Funding:
----------------------------

The Company has relied on debt and equity investment infusions of cash to continue operations. If the Company is unable to generate and maintain positive operating cash flows and operating income in the future (as to which there can be no assurance), it will require equity or debt financing (as to the availability of which there can be no assurance). The Company's inability to raise capital would materially and adversely harm the Company's prospects and financial condition.

Going Concern Opinion:
----------------------

The Company's financial statements for the years ended May 31, 2004 and 2003 contain an emphasis paragraph regarding "going concern" from the Company's independent accountants. The Company's independent accountants note that the Company's, recurring losses from operations, and shareholders' deficiency raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In response to such concerns, as discussed in Note 1 to the financial statements, management has developed operational and strategic plans to improve the Company's long-term financial condition, and financial sourcing strategies with the goal of providing working capital to the business. To maintain operating cash levels, the Company expects to periodically obtain equity funding, attempting to balance cash needs and the stockholder dilution that is created by the issuance of new shares. Management's operational plans and initiatives are being developed during the bankruptcy process. The Company intends to emerge from bankruptcy and seek new lines of business that are unrelated to its discontinued operations. The development of new lines of business will require the raising of capital through the issuance of common stock, which will significantly dilute the ownership percentages of existing shareholders. While the Company's strategic, operational, and financing plans are designed to improve the Company's financial condition and meet its working capital needs, there can be no assurance that the Company will be able to achieve its desired results or that other factors may not cause the Company's financial condition to be further weakened.

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

On January 15, 2003, the Company filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of California, Los Angeles Division, Case No. LA 03-11306-VZ. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as a Debtor-in-possession. After a hearing held on May 27, 2004 the Bankruptcy Court entered an order confirming the Company's Second Amended Plan of Reorganization on May 28, 2004. On June 8, 2004, the Plan became effective and the Cetalon Corporation Liquidating Trust (the "Trust") was created. (For more details, please see ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources.)

On December 22, 2003, the Company filed legal action against Logic Nutrition and others seeking damages for: misrepresentation and promissory fraud, recession, fraudulent transfer of assets, breach of contract, usurpation of corporate opportunity and conversion, Case No. 03CC17304.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the two fiscal years ended May 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock and Dividend Policy. The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol CETA.PK as of September 2002. The Company halted trading under the symbol CETA.PK shortly after June 7, 2004, the effective date of the Company's Second Amended Plan of Reorganization in its Chapter 11 bankruptcy proceeding. The following table indicates quarterly high and low price per share of the Common Stock. These prices represent quotations among dealers without adjustments for retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

          (Source: Wallstreetcity Historical Data)    HIGH     LOW
           ---------------------------------------   ------   ------
           Fourth Quarter ended May 31, 2004         $ 0.00   $ 0.00
           Third Quarter ended Feb 29, 2004          $ 0.00   $ 0.00
           Second Quarter ended Nov 30, 2003         $ 0.00   $ 0.00
           First Quarter ended Aug 31, 2003          $ 0.09   $ 0.00
           Fourth Quarter ended May 31, 2003         $ 0.09   $ 0.00
           Third Quarter ended Feb 28, 2003          $ 0.01   $ 0.00
           Second Quarter ended Nov 30, 2002         $ 0.02   $ 0.02
           First Quarter ended Aug 31, 2002          $ 0.09   $ 0.09

The closing price of the Company's Common Stock as of June 7, 2004, was $0.0001. At June 7, 2004, the Company had approximately 50 stockholders of record of its Common Stock.

The Company did not declare or pay any dividends during either of its fiscal years ended May 31, 2004 or 2003. Payment of dividends, if any, on the Common Stock, is dependent upon the amounts of future after-tax earnings, if any, of the Company and is subject to the discretion of its Board of Directors. The Board of Directors is not legally obligated to declare dividends, even if the Company is profitable. To date, the Company has not declared or paid any dividends. The Company intends to employ all available funds to finance the growth of its business and, accordingly, does not intend to declare or pay any dividends in the foreseeable future.

Shortly after June 7, 2004, the effective date of the Company's Second Amended Plan of Reorganization in its Chapter 11 bankruptcy proceeding, the Company halted trading under its symbol "CETA.PK". The Company is in the process of applying for a new trading symbol and a new CUSIP number.

Equity  Securities  of the Company  Sold by the Company  during the Fiscal Years
--------------------------------------------------------------------------------
Ended May 31, 2004.
-------------------

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could materially differ from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled Stores, Distribution, Information Systems, Competition, Government Regulation, and Business Risks included in this Form 10-KSB for the year ended May 31, 2004.

OVERVIEW

Cetalon Corporation and its subsidiaries were engaged in retailing nutritional and personal care products through licensed retail departments in Sears Canada and Sears U.S. department stores. The Company operated its "store within a store" locations under the name "Sears Health Food & Fitness Shops" in Canada and under the name "Sears Health & Nutrition Centers" in the United States. As of the date of this Annual Report, the Company no longer operates 44 Sears Health Food & Fitness Shops in Canada (including 12 locations through franchisees) and 10 Sears Health & Nutrition Centers in the United States (all in California).

RESULTS OF OPERATIONS

During fiscal year ending May 31, 2003, the Company failed to meet requirements with the Sears license agreement in store inventory levels and advertising requirements. Because of cash constraints and the lack of meeting requirements with Sears, the license agreement with Sears was terminated as of December 31, 2002 causing the discontinuance of business in the United States. The Company recorded a loss from discontinued U.S. operations of $1,400,234. On January 15, 2003, the Company filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of California, Los Angeles Division. For the period ending May 31, 2004, the Company recorded a loss of $680,397; consisting of administration expenses of $369,960 and reorganization items of $310,437. For the period ending May 31, 2003, the Company recorded a loss of $1,531,757; consisting of administrative expenses of $109,384, reorganization items of $22,139 and loss from discontinued U.S. operations of $1,400,234.

LIQUIDITY AND CAPITAL RESOURCES

The Company had relied on financing and investment activities as a source of cash to continue operations. As the Company was unable to generate and maintain positive operating cash flows and operating income, or continue to obtain equity financing, it could not obtain funding from other sources. The Company's inability to raise capital materially and adversely harmed the Company's business and financial condition.

December 31, 2002, the Company's license with Sears was terminated, therefore all remaining equipment remaining in the U.S. operations were sold to a third party for $75,000. In May 2003, the Company received $39,000 as settlement for shares which were issued in December 2001 and payment was not received and the shares were not returned. The Company sought action against the party and reached a settlement agreement for $60,000 less collection fees and expenses of $21,000. On October 21, 2003, the Company raised $50,000 through the issuance of three Debtors in Possession 8% promissory notes to pre-confirmation shareholders of the Company. The notes were issued under and pursuant to the Company's bankruptcy proceedings. The notes bear interest of 8% and are secured by the assets of the Company. The notes become due October 1, 2004.

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

Provisions of Plan of Reorganization
------------------------------------

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

o    The  Company  will  issue to  certain  administrative  claim  note  holders
     1,560,000 of post-effective date common shares in satisfaction of $52,663 of administrative claim notes payable and accrued interest.

Fresh-Start Accounting
----------------------

As a result of the cancellation of all pre-petition equity instruments and the issuance of new post-effective date common shares of the Company, a change in control has taken place that allows the Company to adopt fresh-start reporting upon its emergence from Chapter 11. The application of fresh-start reporting resulted in remaining liabilities being stated at their present values. The adoption of fresh-start reporting created a reorganized entity for financial reporting purposes with no beginning retained earnings or deficit. The effects of the adjustments and the forgiveness of debt will be reflected in the entity's final statement of operations prior to the adoption of fresh-start reporting. The estimated gain from the forgiveness of debt of $5,308,000 resulting from the Plan becoming effective will be reported as an extraordinary item on that statement.

Reverse Merger
--------------

The Plan anticipates that the Company (the "acquirer") will be combined with Cadogan Investments Limited, and Optron Technologies, Inc. (both collectively referred to as "acquiree") through the Company's acquisition of shares of Cadogan Investments Limited and Optron Technologies, Inc. through the issuance of acquirer shares. As of the date of this report that combination had not been consummated. When and if the combination takes place as anticipated the exchange will be treated as an acquisition by the acquiree and as a reverse merger by the acquirer for accounting purposes. Subsequent to the reverse merger the historical statement of operations will be that of acquiree. The balance sheet will consist of the net assets of the accounting acquirer at historical cost and the net assets of the acquiree at historical cost. All capital stock shares and amounts and per share data will be retroactively restated. The merger will also result in a change in the year end fiscal reporting period to February 28.

New NASDAQ Trading Symbol
-------------------------

Shortly after the effective date, the Company halted trading under its symbol "CETA.PK". The Company is in the process for applying for a new trading symbol and a new CUSIP number. As part of the Business Combination Transaction, the Company expects to change its name to "Astrata, Inc."

Reorganization Value
--------------------

The Bankruptcy Court confirmed the Company's plan or reorganization as of May 28, 2004. It was determined that the Company's reorganization value computed immediately before May 28, 2004, the date of plan confirmation represented the recovery rights in the action pending against Logic Nutrition, et. al. which have no book value.

CRITICAL ACCOUNTING POLICIES

Income Taxes
------------

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

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

ITEM 7. FINANCIAL STATEMENTS

                      CETALON CORPORATION AND SUBSIDIARIES
                             (Debtor-In-Possession)
                        Consolidated Financial Statements
                           As of May 31, 2004 and 2003
           For each of the Two Years in the Period Ended May 31, 2004



                                TABLE OF CONTENTS



                                                                            PAGE

Report of Independent Auditors.................................................9


Consolidated Financial Statements of Cetalon Corporation and Subsidiaries(Debtor in Possession):

   Consolidated Balance Sheet as of May 31, 2004 and 2003.....................10

   Consolidated Statements of Operations for each of the
    two years in the period May 31, 2004......................................11

   Consolidated Statements of Shareholders' Deficit for each of the two years in the period ended May 31, 2004................................12

   Consolidated Statements of Cash Flows for each of the
    two years in the period May 31, 2004......................................13

Notes to the Consolidated Financial Statements................................14

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Cetalon Corporation and Subsidiaries (Debtor in Possession)


We have audited the accompanying consolidated balance sheets of Cetalon Corporation and Subsidiaries (Debtor in Possession) as of May 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the two years in the period ending May 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recorded losses for the two years ended May 31, 2004 and has filed for relief under bankruptcy. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Kelly & Company
Costa Mesa, California
July 6, 2004

                      CETALON CORPORATION AND SUBSIDIARIES
                             (Debtor-In-Possession)
                           CONSOLIDATED BALANCE SHEETS
                           As of May 31, 2004 and 2003



                                     ASSETS

                                                                         2004            2003
                                                                     -----------     -----------
Current Assets:
  Cash                                                               $     3,548     $    19,817
                                                                     -----------     -----------
Total assets                                                         $     3,548     $    19,817
                                                                     ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities not subject to compromise:
  Accounts payable and accrued expenses                              $   335,287     $    30,000
  Compensation and expenses due to related parties                       307,593               -
  Notes payable - related parties                                         50,000               -
                                                                     -----------     -----------
     Total liabilities not subject to compromise                         692,880          30,000
                                                                     -----------     -----------

Current liabilities subject to compromise:
  Accounts payable                                                     2,949,363       2,948,115
  Due to related parties                                                 881,937         881,937
  Accrued expenses                                                       303,835         303,835
  Convertible note                                                     1,000,000       1,000,000
                                                                     -----------     -----------
     Total liabilities subject to compromise                           5,135,135       5,133,887
                                                                     -----------     -----------
Total liabilities                                                      5,828,015       5,163,887
                                                                     -----------     -----------

Commitments and Contingencies

Shareholders' deficit:
  Preferred stock, $.0001 par value; 50,000,000
   authorized; none outstanding                                                -               -
  Common stock, $.0001 par value; 50,000,000
   authorized; 13,997,489 outstanding at
   May 31, 2004 and 2003                                                   1,400           1,400
  Additional paid-in capital                                           6,410,231       6,410,231
  Treasury stock                                                        (100,000)       (100,000)
  Accumulated deficit                                                (12,136,098)    (11,455,701)
                                                                     -----------     -----------
Total shareholders' deficit                                           (5,824,467)     (5,144,070)
                                                                     -----------     -----------

Total liabilities and shareholders' deficit                          $     3,548     $    19,817
                                                                     ===========     ===========



    The accompanying notes are an integral part of the financial statements.

                      CETALON CORPORATION AND SUBSIDIARIES
                             (Debtor-In-Possession)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For Each of the Two Years in the Period Ended May 31, 2004


                                                          For the Year Ended May 31,
                                                        ------------------------------
                                                           2004               2003
                                                        -----------        -----------
General and administrative                              $   322,560        $    89,634
Rent - related party                                         47,400             19,750
                                                        -----------        -----------
  Loss before reorganization items and
   discontinued operations                                  369,960            109,384

  Reorganization items - professional fees expense          310,437             22,139

Discontinued operations:

  Loss from discontinued U.S. operations                          -          1,400,234
                                                        -----------        -----------
Net loss                                                $  (680,397)       $(1,531,757)
                                                        ===========        ===========

Loss per common share, basic and diluted:

  Loss before reorganization items and
   discontinued operations                              $     (0.03)       $     (0.01)

  Reorganization items                                        (0.02)                 -

  Discontinued operations                                         -              (0.10)
                                                        -----------        -----------
Loss per common share, basic and diluted                $     (0.05)       $     (0.11)
                                                        ===========        ===========

Weighted average shares, basic and diluted               13,997,489         13,997,489
                                                        ===========        ===========


    The accompanying notes are an integral part of the financial statements.

                      CETALON CORPORATION AND SUBSIDIARIES
                             (Debtor-In-Possession)
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
           For Each of the Two Years in the Period Ended May 31, 2004


                                        COMMON STOCK           ADDITIONAL
                                  -------------------------      PAID-IN       TREASURY    ACCUMULATED
                                     SHARES        AMOUNT        CAPITAL        STOCK        DEFICIT         TOTAL

       BALANCE, MAY 31, 2002       13,997,489   $     1,400   $ 6,056,231   $ (100,000)   $ (9,923,944)   $(3,966,313)

       Net loss                             -             -             -            -      (1,531,757)    (1,531,757)
       Recognition of expense
        and proceeds related to
        previously issued stock             -             -       354,000            -               -        354,000
                                  -----------   -----------   -----------   ----------    ------------    -----------
       BALANCE, MAY 31, 2003       13,997,489   $     1,400   $ 6,410,231   $ (100,000)    (11,455,701)    (5,144,070)

       Net loss                             -             -             -            -        (680,397)      (680,397)
                                  -----------   -----------   -----------   ----------    ------------    -----------
       BALANCE, MAY 31, 2004       13,997,489   $     1,400   $ 6,410,231   $ (100,000)   $(12,136,098)   $(5,824,467)
                                  ===========   ===========   ===========   ==========    ============    ===========


    The accompanying notes are an integral part of the financial statements.

                      CETALON CORPORATION AND SUBSIDIARIES
                             (Debtor-In-Possession)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For Each of the Two Years in the Period Ended May 31, 2004

                                                                           For the Year Ended May 31,
                                                                          -----------------------------
                                                                              2004             2003
                                                                          -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $  (680,397)     $(1,531,757)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
      Discontinued operations                                                       -        1,400,234
      Reorganization items - professional fee expense                         310,437           22,139
  Changes in selected working capital items:
   Increase in liabilities:
      Compensation and expense due to related parties                         307,593                -
      Accrued expenses                                                         (3,902)          30,000
                                                                          -----------      -----------
Cash used in operating activities of continuing operations                    (66,269)         (79,384)
Cash used in reorganization items                                                   -          (22,139)
Cash provided by U.S. discontinued operations                                       -            6,985
                                                                          -----------      -----------
Cash used by all operating activities                                         (66,269)         (94,538)
                                                                          -----------      -----------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
  Proceeds from sale of equipment                                                   -           75,000
                                                                          -----------      -----------
Cash provided by investing activities                                               -           75,000
                                                                          -----------      -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable - related parties                    50,000                -
  Proceeds from issuance of common stock                                                        39,000
                                                                          -----------      -----------
Cash provided by financing activities                                          50,000           39,000
                                                                          -----------      -----------

Net increase (decrease) in cash                                               (16,269)          19,462

Cash at beginning of period                                                    19,817              355
                                                                          -----------      -----------

Cash at end of period                                                     $     3,548      $    19,817
                                                                          ===========      ===========


    The accompanying notes are an integral part of the financial statements.

                      CETALON CORPORATION AND SUBSIDIARIES
                             (Debtor-In-Possession)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           As of May 31, 2004 and 2003
                         For the Year Ended May 31, 2004


1.   DESCRIPTION OF BUSINESS

     Cetalon Corporation and Subsidiaries (the "Company" or "Cetalon") operated health food and fitness retail stores pursuant to licensing agreements with Sears Canada, Inc. and Sears Roebuck & Co. (collectively, "Sears") through corporate-owned and franchised locations within Sears stores throughout Canada. The Company began operations in the United States in July 2001 when ten owned locations opened in California. The Company operated under the name of Sears Health Food and Fitness Shops in Canada and Sears Health Food and Nutrition Centers in the United States. The operations in the United States and Canada have been discontinued. The Company's Canadian operation was effectively abandoned as of May 31, 2002.

     In the United States, the Company closed five stores in June 2002 and the remaining stores were closed in December 2002. On December 31, 2002, the license agreement with Sears was terminated. The operations in the United States are reported as a discontinued operation. As of May 31, 2003 all assets related to the U.S. operations had been sold with net proceeds of $75,000 from the transaction.

     On January 15, 2003, the Company filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of California, Los Angeles Division, Case No. LA 03-11306-VZ. After a hearing held on May 27, 2004, the Bankruptcy Court entered an order confirming the Company's Second Amended Plan of Reorganization (the "Plan") followed by confirmation of the Plan by the Bankruptcy Court on May 28, 2004. On June 8, 2004, the Plan became effective ("effective date") and the Cetalon Corporation Liquidation Trust (the "Trust") was created. See Note 3 for a description of the Plan.

     The Company had experienced recurring losses from operations and has a net shareholders' deficit that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In response to such concerns management has developed operational and strategic plans to improve the Company's long-term financial condition, and financial sourcing strategies with the goal of providing working capital to the business. To maintain operating cash levels, the Company expects to periodically obtain equity funding, attempting to balance cash needs and the stockholder dilution that is created by the issuance of new shares. Management's operational plans and initiatives have been developed during the bankruptcy process. The Company intends to emerge from bankruptcy and seek new lines of business through business acquisitions that are unrelated to its discontinued operations. While the Company's strategic, operational, and financing plans are designed to improve the Company's financial condition and meet its working capital needs, there can be no assurance that the Company will be able to achieve its desired results or that other factors may not cause the Company's financial condition to be further weakened.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. 1129 Holding Inc., a Delaware corporation ("1129 Holding"), is a first-tier wholly-owned subsidiary of the Company, which is currently inactive. Cetalon Company of Canada ("Cetalon Canada") is a second-tier wholly-owned subsidiary of the Company, which owns the operating assets of the stores in Canada. The Company's Canadian operation was effectively abandoned as of May 31, 2002.

     Cash
     ----

     Cash includes all cash balances and highly liquid investments with an initial maturity of three months or less.

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

     Income Taxes
     ------------

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

     Reorganization items
     --------------------

     Reorganization items represent primarily legal costs directly related to the Chapter 11 bankruptcy proceeding.

     Common Shares and Per Share Amounts
     -----------------------------------

     Basic and diluted loss per share are computed on a basis of the weighted-average number of common shares outstanding during the periods presented. The plan of reorganization that has been confirmed by the bankruptcy court contains provisions that resulted in the cancellation of all common shares and other equity interests that existed prior to the confirmation of the plan of reorganization.

     Accrued Expenses
     ----------------

     The Company had recorded accruals for services for the year ended May 31, 2004, which were subsequently satisfied with the issuance of shares on the effective date of the plan of reorganization on June 8, 2004. The determination of the value of the services was based on reference to the value of the shares that were issued on the effective date of the plan of reorganization.

     New Accounting Pronouncements
     -----------------------------

     In January 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities-an interpretation of ARB No. 51, and revised in December 2003. FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R is effective for all new variable interest entities created or acquired after December 31, 2003. For variable interest entities created or acquired prior to December 31, 2003, the provisions of FIN 46R must be applied for the first interim or annual period beginning after March 15, 2004. The Company does not expect that the adoption of FIN 46R will have a material impact on its consolidated financial position, results of operations or cash flows, as the Company has no interests in variable interest entities.

     In June 2003, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring. However, adoption of SFAS No. 146 is not expected to have a significant effect on the Company's consolidated balance sheets, statements of operations, or statements of cash flows.

3.   BANKRUPTCY AND PLAN OF REORGANIZATION

     On January 15, 2003, the Company filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of California, Los Angeles Division, Case No. LA 03-11306-VZ. After a hearing held on May 27, 2004, the Bankruptcy Court entered an order confirming the Company's Second Amended Plan of Reorganization (the "Plan") on May 28, 2004. On June 8, 2004, the Plan became effective (the "effective date") and the Cetalon Corporation Liquidating Trust (the "Trust") was created.

     Provisions of Plan of Reorganization
     ------------------------------------

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

o    The  Company  will  issue to  certain  administrative  claim  note  holders
     1,560,000 of post-effective date common shares in satisfaction of $52,663 of administrative claim notes payable and accrued interest.

     Fresh-Start Accounting
     ----------------------

     As a result of the cancellation of all pre-petition equity instruments and the issuance of new post-effective date common shares of the Company, a change in control has taken place that allows the Company to adopt fresh-start reporting upon its emergence from Chapter 11. The application of fresh-start reporting resulted in remaining liabilities being stated at their present values. The adoption of fresh-start reporting created a reorganized entity for financial reporting purposes with no beginning retained earnings or deficit. The effects of the adjustments and the forgiveness of debt will be reflected in the entity's final statement of operations prior to the adoption of fresh-start reporting. The estimated gain from the forgiveness of debt of $5,308,000 resulting from the Plan becoming effective will be reported as an extraordinary item on that statement.

     Reverse Merger
     --------------

     The Plan anticipates that the Company (the "acquirer") will be combined with Cadogan Investments Limited, and Optron Technologies, Inc. (both collectively referred to as "acquiree") through the Company's acquisition of shares of Cadogan Investments Limited and Optron Technologies, Inc. through the issuance of acquirer shares. As of the date of this report that combination had not been consummated. When and if the combination takes place as anticipated the exchange will be treated as an acquisition by the acquiree and as a reverse merger by the acquirer for accounting purposes. Subsequent to the reverse merger the historical statement of operations will be that of acquiree. The balance sheet will consist of the net assets of the accounting acquirer at historical cost and the net assets of the acquiree at historical cost. All capital stock shares and amounts and per share data will be retroactively restated. The merger will also result in a change in the year end fiscal reporting period to February 28.

     New NASDAQ Trading Symbol
     -------------------------

     Shortly after the effective date, the Company halted trading under its symbol "CETA.PK". The Company is in the process of applying for a new trading symbol and a new CUSIP number. As part of the Business Combination Transaction, the Company expects to change its name to "Astrata, Inc."

     Reorganization Value
     --------------------

     The Bankruptcy Court confirmed the Company's plan or reorganization as of May 28, 2004. It was determined that the Company's reorganization value (computed immediately before May 28, 2004, the date of plan confirmation) represented the recovery rights in the action pending against Logic Nutrition, Inc. et. al. which have no book value.

     The Company adopted fresh-start reporting because holders of existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity (the plan provided for the total elimination of the common shares and all other equity interests) and its reorganization value is less than its post-petition liabilities and allowed claims, as shown below:

      Post-petition current liabilities                     $   692,880
      Liabilities pursuant to Chapter 11 proceeding           5,135,135
                                                            -----------
      Total post-petition liabilities and allowed claims      5,828,015
      Reorganization value                                            -
                                                            -----------
      Excess of liabilities over reorganization value       $ 5,828,015
                                                            ===========

     Pro Forma Effect of Plan of Reorganization
     ------------------------------------------

     The pro forma effect of the June 8, 2004 plan of reorganization on the Company's balance sheet, as of May 21, 2004, is as follows:

                                                                                                                        Cetalon
                                                                  Adjustments to Record Confirmation of Plan          Corporation
                                                  Balance at      ------------------------------------------          Reorganized
                                                 May 31, 2004     Debt Discharge               Fresh Start           Balance Sheet
                                                ---------------   --------------              --------------         --------------
       Assets:
       Current assets:
       Cash                                     $       3,548     $           -               $           -          $       3,548
                                                ---------------   --------------              --------------         --------------
              Total assets                      $       3,548     $           -               $           -          $       3,548
                                                ===============   ==============              ==============         ==============
       Liabilities and shareholders' deficit:
       Current liabilities not
         subject to compromise:
           Accounts payable and
             accrued expenses                   $     335,287     $    (335,287)  (a) (b)     $           -          $           -
           Compensation and expenses
             due to related parties                   307,593          (307,593)  (a) (b)                 -                      -
           Notes payable - related parties             50,000           (50,000)  (b)                     -                      -
                                                ---------------   --------------              --------------         --------------
       Total liabilities not subject
         to compromise                                692,880          (692,880)                          -                      -
                                                ---------------   --------------              --------------         --------------
       Current liabilities subject
         to compromise:
           Accounts payable                         2,949,363        (2,949,363)  (a) (b)                 -                      -
           Due to related parties                     881,937          (881,937)  (a)                     -                      -
           Accrued expenses                           303,835          (303,835)  (a)                     -                      -
           Convertible note                         1,000,000        (1,000,000)  (a)                     -                      -
                                                ---------------   --------------              --------------         --------------
       Total liabilities subject
         to compromise                              5,135,135        (5,135,135)                          -                      -
                                                ---------------   --------------              --------------         --------------
       Total liabilities                            5,828,015        (5,828,015)                          -                      -
                                                ---------------   --------------              --------------        --------------
       Shareholders' deficit:
       Preferred stock                                      -                 -                           -                      -
       Common stock                                     1,400               233  (b)                 (1,400) (c)               233
       Additional paid-in capital                   6,410,231           519,504  (b)             (6,926,420) (c)(d)          3,315
       Treasury stock                                (100,000)                -                     100,000  (c)                 -
       Accumulated deficit                        (12,136,098)        5,308,278  (a)              6,827,820  (d)                 -
                                                ---------------   --------------              --------------         --------------
       Total shareholders' deficit                 (5,824,467)        5,828,015                           -                 3,548
                                                ---------------   --------------              --------------         --------------
       Total liabilities and
         shareholders' deficit                  $       3,548     $           -               $           -          $       3,548
                                                ===============   ==============              ==============         ==============

(a) To record the forgiveness of $5,308,278 of debt and a corresponding gain of $5,308,278.
(b) To record the satisfaction of $519,737 of claims with the issuance of 2,325,000 post-confirmation shares of common stock.
(c) To record the cancellation of pre-confirmation shares with a par value of $1,400 and the cancellation of treasury stock with a recorded value of $100,000.
(d) To record fresh start adjustment related to the elimination of the retained earnings deficit.

4.   INCOME TAXES

     A reconciliation between the income tax benefit, computed at statutory rates, and the Company's actual income tax benefits is as follows at May 31, 2004:

                                                     For the Year Ended May 31,
                                                     ---------------------------
                                                         2004          2003
                                                     ------------   ------------
       Statutory corporate federal benefit              (35.00)%       (35.00)%
       Change in valuation allowance                     35.00 %        35.00 %
                                                     ------------   ------------
                                                          0.00 %         0.00 %
                                                     ============   ============

     Deferred income tax assets and liabilities arising from differences between accounting for financial statement purposes and tax purposes at May 31, 2004 and 2003 are as follows:

                                                   For the Year Ended May 31,
                                                -------------------------------
                                                      2003             2004
                                                --------------   --------------
  Deferred tax assets:
    Current:
      Reserves                                  $           -    $           -
      State taxes                                         600              600
                                                --------------   --------------
    Total current deferred tax assets                     600              600
                                                --------------   --------------
    Non-current:
      Net operating loss                            4,022,908        3,697,419
                                                --------------   --------------
    Total non-current deferred tax assets           4,022,908        3,697,419
                                                --------------   --------------
    Total deferred tax assets                       4,023,508        3,698,019
    Valuation allowance                            (4,023,508)      (3,698,019)
                                                --------------   --------------
  Net deferred tax assets                       $           -    $           -
                                                ==============   ==============

     The Company has provided a valuation allowance on the net deferred tax asset at May 31, 2004 due to the uncertainty regarding its realization.

     As of May 31, 2004, the Company has tax net operating loss carry-forwards available to offset income of approximately $10,066,138 and $5,652,438 for federal and state income tax purposes, respectively. The federal and state net operating loss carry-forwards begin expiring in the years ending May 31, 2021 and 2006 respectively. The Tax Reform Act of 1986 limits the use of net operating loss and research and development credit carry forwards in the case of an "ownership change" of a corporation. The Company believes an "ownership change" has occurred. Any ownership changes, as defined by the tax code, may severely restrict utilization of our carry forwards to the point that they may never be utilized.

5.   RELATED PARTY TRANSACTIONS

     Rent - Related Party
     --------------------

     The Company rents office space from an entity that is owned by a shareholder and officer of the Corporation. Monthly payments of $3,950 are made under and pursuant to Cetalon's bankruptcy proceedings.

     Compensation and expense due to related parties
     -----------------------------------------------

     As of May 31, 2004, the Company has a payable to current and former officers and a company owned by an officer, totaling $307,593 related to salary compensation, rent and reimbursement of expenses.

     Due to Related Parties
     ----------------------

     As of May 31, 2004 the Company has a payable to current and former officers and a company owned by an officer totaling $881,937 and $881,937, respectively, which is a payable subject to compromise.

6.   CONVERTIBLE NOTE

     In August 2001, the Company received a $1,000,000 loan from a vendor who is also a shareholder. At the date of the loan, two directors of the Company were also executive officers of the vendor/shareholder. The loan has an interest of 12 percent per annum and was payable in full, with accrued interest, in August 2004. The convertible note was discharged on the effective date of the plan.

7.   SHAREHOLDER'S EQUITY

     Shares Issued to a Broker Dealer
     --------------------------------

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

     Common Stock Warrants
     ---------------------

     During 2001, the Company sold 200,397 stock warrants at varying purchase prices totaling $80 to certain shareholders, with exercise prices ranging from $1.50 to $5.00 per share. The warrants expired from March 2004 through November 2004. These warrants are subject to cancellation on the effective date of the Plan of Reorganization.

     During 2001, the Company also issued 120,000 stock warrants to a vendor for services provided to the Company. The warrants vest monthly through March 2002, and have an exercise price of $5.00 per share. The Company recorded $14,000 to selling, general and administrative expenses representing the fair value of stock warrants granted for services. These warrants are subject to cancellation on the effective date of the Plan of Reorganization.

8.   STOCK ISSUED TO LOGIC NUTRITION, INC.

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

9.   COMMITMENTS AND CONTINGENCIES

     License Agreement
     -----------------

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

     Insurance
     ---------

     The Company does not carry directors' and officers' insurance or other types of insurance.

     Plan of Reorganization
     ----------------------

     The plan of reorganization described in Note 3 anticipates that a business combination will take place after the effective date of the confirmation. If the business combination does not take place the creditors may bring cause of action to nullify the confirmed Plan.

10.  STOCK-BASED COMPENSATION

     In 2001 the Company adopted the 2001 Stock Option Plan that provides for the issuance of options to selected employees, directors and consultants. Options issued under the plan expire 10 years from the date of grant and terminate three months from the date that the employee ceases to be employed by the Company. As a result of the discontinuation of operations and the layoff of all employees, the Company has no options outstanding as of May 31, 2003 and 2004. A summary of our stock option activities for the 2001 Stock Option Plan follows:

                                                2004                        2003
                                     --------------------------  --------------------------
                                                     Weighted                   Weighted
                                       Common        Average       Common       Average
                                       Stock         Exercise      Stock        Exercise
                                       Options        Price        Options      Price
                                     ------------  ------------  ------------  ------------

         Outstanding at beginning
           of year                             -   $         -     2,156,000   $      0.44
         Granted                               -             -             -             -
         Exercised                             -             -             -             -
         Forfeited                             -             -    (2,156,000)         0.44
                                     ------------  ------------  ------------  ------------
         Outstanding, at end of year           -   $         -             -   $         -
                                     ============  ============  ============  ============

         Exercisable at end of year            -   $         -             -   $         -
                                     ============  ============  ============  ============


     The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options granted to employees, and does not recognize compensation expense where the exercise price of the options equals the fair market value of the underlying shares at the date of grant. Director's stock options are treated in the same manner as employee stock options for accounting purposes. Under SFAS No. 123, the Company is required to present certain pro forma earnings information determined as if employee stock options were accounted for under the fair value method of the that statement and is reported in Note 1 to the financial statements.

11.  SUMMARY OF DISCONTINUED OPERATIONS

     Summarized operating results for the United States discontinued operations for the year ended May 31, 2003 follows:

                Sales                            $    345,478
                                                 =============
                Gross profit                     $    118,839
                                                 =============
                Net loss                         $  1,400,234
                                                 =============

12.  NOTES PAYABLE - RELATED PARTIES

     On October 21, 2003, the Company raised $50,000 through the issuance of three Debtors in Possession 8% promissory notes to pre-confirmation shareholders of the Company. The notes were issued under and pursuant to the Company's bankruptcy proceedings. The notes bear interest of 8% and are secured by the assets of the Company. The notes become due October 1, 2004.

13.  SUBSEQUENT EVENTS

     After a hearing on May 27, 2004, the Bankruptcy Court entered an order confirming the Company's Second Amended Plan of Reorganization on May 28, 2004. On June 8, 2004, the Plan became effective, and the Cetalon Corporation Liquidating Trust was created. See Note 3 for a description of the Plan.

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of the unaudited quarterly results for each of the calendar quarters in 2004 and 2003.

                                          August 31       November 30    February 28       May 31
                                        -------------   --------------  -------------   -------------

         FISCAL 2004:
         Operating expenses             $    213,819    $      84,616   $     81,868    $    (10,343)
         Reorganization items                 58,625           54,090         42,243         155,479
                                        -------------   --------------  -------------   -------------
         Net loss                       $   (272,444)   $    (138,706)  $   (124,111)   $   (145,136)
                                        =============   ==============  =============   =============
         Loss per common share,
           basic and diluted:
         Operating expense              $      (0.02)   $       (0.01)  $      (0.01)   $          -
         Reorganization items                      -                -              -           (0.01)
                                        -------------   --------------  -------------   -------------
         Net loss per share             $      (0.02)   $       (0.01)  $      (0.01)   $      (0.02)
                                        =============   ==============  =============   =============
         Weighted average shares
           used in calculation            13,997,489       13,997,489     13,997,489      13,997,489
                                        =============   ==============  =============   =============
         FISCAL 2003:
         Operating expenses             $          -    $           -   $    (29,291)   $    (80,093)
         Reorganization items                      -                -        (15,400)         (6,739)
         Discontinued operations:
           Loss from discontinued
            operations                      (333,655)         (20,364)    (1,046,215)              -
                                        -------------   --------------  -------------   -------------
         Net loss                       $   (333,655)   $     (20,364)  $ (1,090,906)   $    (86,832)
                                        =============   ==============  =============   =============
         Loss per common share,
           basic and diluted:
         Operating expense              $          -    $           -   $          -    $      (0.01)
         Reorganization items                      -                -              -               -
         Discontinued operations               (0.02)               -          (0.08)              -
                                        -------------   --------------  -------------   -------------
         Net loss per share             $      (0.02)   $           -   $      (0.08)   $      (0.01)
                                        =============   ==============  =============   =============
         Weighted average shares
           used in calculation            13,997,489       13,997,489     13,997,489      13,997,489
                                        =============   ==============  =============   =============

                                     - 22 -

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in and disagreements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the Company and their ages and positions at June 7, 2004, are as follows:

     NAME                        AGE        POSITION
     ---------------------     -------      -----------------------------------
     A. John A. Bryan, Jr.       48         Chairman of the Board of Directors,
                                               Chief Executive Officer and
                                               Chief Financial Officer

     Fridolin Voegeli            59         Director


A. John A. Bryan, Jr. has been the Chairman of the Board of Directors and Chief Executive Officer and Chief Financial Officer of the Company since January 2003. He served as Treasurer and Chief Financial Officer of the Company between March 12, 2001 and December 2001. Between 1987 and the present, Mr. Bryan has also served as the Chief Executive Officer and Senior Managing Director of Investment Banking of Watley and its predecessor, Watley Investments Limited. He earned a Bachelor of Arts degree in Economics from the University of Texas and an MBA from the University of Pittsburgh

Fridolin Voegeli has been a Director of the Company since March 12, 2001. He is the founder of CADItec Corp. and has served as its President and Director for Research & Development since 1998. From 1994 to 1998, Mr. Voegeli was a special projects officer for ATAG Ernst & Young Asset Management. From 1983 to 1994, he worked as a technology, investment and management consultant for Hayek Engineering and Vontobel EC Consulting, both Swiss-based consultants, and for the Swiss Federal Office for Foreign Economic Affairs. Mr. Voegeli specialized in project and company evaluations, M&A and acted as a turn-around manager. He holds a degree in Electrical Engineering from the Swiss Federal Institute of Technology ETH in Zurich and pursued post-graduate studies in Biomedical Engineering at the University of Cape Town, South Africa.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

No directors have received or currently receive compensation for their services.

COMPENSATION OF EXECUTIVE OFFICERS

                           SUMMARY COMPENSATION TABLE

The following table shows for the fiscal years ended May 31, 2004 and 2003, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer, and its other most highly compensated executive officers at May 31, 2004 (the "Named Executive Officers"):

                                                 ANNUAL COMPENSATION
                                                 -------------------
                                      ENDED                              ALL OTHER
     NAME AND PRINCIPAL POSITION      MAY 31,     SALARY      BONUS    COMPENSATION (1)
     ------------------------------   --------   --------   --------   ----------------
     A. John A. Bryan, Jr. - CEO        2004      122,033         -           9,000
                                        2003       27,400         -               -

     Gregory Bowers - President (2)     2004      143,374         -               -
                                        2003       23,900         -               -

     (1)  All  Other  Compensation   represents  car  allowances  given  to  the
     executive.
     (2) Gregory Bowers resigned as President in May 2003.

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

                                                      BENEFICIAL OWNERSHIP
                                              ----------------------------------
       BENEFICIAL OWNER (1)                   NUMBER OF SHARES  PERCENT OF TOTAL
       -------------------------------------  ----------------  ---------------
       The Watley Group, LLC (2)                   920,026            6.6%
       1801 Century Park East, #1830
       Los Angeles, CA  90067

       Fridolin Voegeli                            169,000            1.2%

       All Officers and Directors as a Group     1,089,026            7.7%
         (2 persons)

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

(2) Mr. John Bryan is an executive officer and director of the Company and executive officer and director of Watley, which is the holder of record of 920,026 shares of the Company's common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Rent - Related Party
--------------------

Cetalon rents office space from a company that is owned by a pre- and post-petition shareholder and officer of the Company. Monthly payments of $3,950 are made under and pursuant to Cetalon's bankruptcy proceedings.

Compensation and expense due to related parties
-----------------------------------------------

As of May 31, 2004, the Company has a payable to current and former officers and a company owned by an officer, totaling $307,593 related to salary compensation, rent and reimbursement of expenses.

Due to Related Parties
----------------------

As of May 31, 2004 the Company has a payable to current and former officers and a company owned by an officer totaling $881,937 and $881,937, respectively, which is a payable subject to compromise.

Notes Payable - Related Parties
-------------------------------

On October 21, 2003, the Company raised $50,000 through the issuance of three Debtors in Possession 8% promissory notes to pre-confirmation shareholders of the Company. The notes were issued under and pursuant to the Company's bankruptcy proceedings. The notes bear interest of 8% and are secured by the assets of the Company. The notes become due October 1, 2004.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
----------

Professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements for Form 10-KSB and 10-QSB for the periods ending May 31, 2004 and 2003 are $3,440 and $30,000, respectively.

All audit fees and other fees have been approved on behalf of the registrant by the Bankruptcy Court in lieu of an audit committee. On January 15, 2003, the Company filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of California, Los Angeles Division, Case No. LA 03-11306-VZ. After a hearing held on May 27, 2004, the Bankruptcy Court entered an order confirming the Company's Second Amended Plan of Reorganization ("the Plan") on May 28, 2004. On June 8, 2004, the Plan became effective (the "effective date") and the Cetalon Corporation, Inc. Liquidating Trust (the "Trust") was created.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 6, 2004.

                               CETALON CORPORATION


                        By:     /S/  A. John A. Bryan, Jr.
                                ---------------------------
                                     A. John A. Bryan, Jr.
                                     Chief Executive Officer and
                                     Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Title                         Date

/s/ A. John A. Bryan, Jr.     Chairman of the Board of Directors,   July 6, 2004
---------------------------   Chief Executive Officer and
    A. John A. Bryan, Jr.     Chief Financial Officer


/s/ Fridolin Voegeli          Director                              July 6, 2004
-----------------------------
    Fridolin Voegeli