Form 10QSB
period 2004-08-31
ASTRATA GROUP INC
filed 2004-10-20
CIK 1071157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended August 31, 2004

                           ASTRATA GROUP INCORPORATED
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                                     NEVADA
                 ----------------------------------------------
                 (State or Other Jurisdiction of Incorporation)

                  000-32475                                84-1408762
           ------------------------           ---------------------------------
           (Commission File Number)           (IRS Employer Identification No.)

1801 Century Park East, Suite 1830, Los Angeles, California           90067-2320
--------------------------------------------------------------------------------
          (Address of Principal Executive Offices)                    (Zip Code)

                                 (310) 282-8646
              ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


          -------------------------------------------------------------
          (Former Name or Former Address, If Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

10,400,000 shares of common stock outstanding as of October 19, 2004

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                TABLE OF CONTENTS

Part I - Financial Information                                              Page

     Item 1.     Condensed Consolidated Financial Statements (Unaudited):

                 Condensed Consolidated Balance Sheet as of August 31, 2004  F-1

                 Condensed Consolidated Statements of Operations for the three months and six months ended August 31, 2004 and 2003 F-2

                 Condensed Consolidated Statements of Cash Flows for the
                 six months ended August 31, 2004 and 2003                   F-3

                 Notes to Condensed Consolidated Financial Statements        F-4

     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                 4

     Item 3.     Controls and Procedures                                      12

Part II - Other Information

     Item 1.     Legal Proceedings                                            13

     Item 2.     Unregistered Sales of Equity Securities
                 and Use of Proceeds                                          13

     Item 3.     Defaults Upon Senior Securities                              13

     Item 4.     Submission of Matters to a Vote of Securities Holders        13

     Item 5.     Other Information                                            13

     Item 6.     Exhibits                                                     18

Signature Page

Index to Exhibits

Part I - Financial Information

         Item 1.  Condensed Consolidated Financial Statements (Unaudited)

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2004 are not necessarily indicative of the results that can be expected for the full year.

                   Astrata Group Incorporated and Subsidiaries
                     (Formely Known As Cetalon Corporation)
                      Condensed Consolidated Balance Sheet
                                 August 31, 2004

                                                                    (Unaudited)
                                                                    -----------
Assets
Current Assets:
       Cash and cash equivalents                                    $   399,496
       Accounts receivable, net                                       1,906,498
       Inventories, net                                               2,819,769
       Other assets                                                      61,647
                                                                    -----------

Total current assets                                                  5,187,410

Property and equipment, net                                             627,396
Identifiable intangible assets, net                                   1,437,409
Goodwill                                                              1,381,224
                                                                    -----------

Total assets                                                        $ 8,633,439
                                                                    ===========
Liabilities and Stockholders' Equity
Current liabilities:
       Accounts payable and accrued expenses                        $ 3,226,613
       Taxes payable                                                    220,079
       Deferred tax liability                                           445,000
                                                                    -----------

Total current liabilities                                             3,891,692
Minority interest                                                     1,721,066
Commitments and contingencies
Stockholders' equity:
       Preferred stock, $0.0001 Par value,
       10,000,000 shares authorized,
       none issued and outstanding                                           --
       Common stock, $0.0001 par value,
       50,000,000 shares authorized,
       10,400,000 issued and outstanding                                  1,040
       Additional paid-in capital                                     4,543,196
       Accumulated deficit                                           (1,970,932)
       Accumulated other comprehensive income                           447,377
                                                                    -----------

Total stockholders' equity                                            3,020,681
                                                                    -----------

Total liabilities and stockholders' equity                          $ 8,633,439
                                                                    ===========

                             See accompanying notes
F-1

                   Astrata Group Incorporated and Subsidiaries
                     (Formely Known As Cetalon Corporation)
               Condensed Consolidated Statements of Operations and
                        Other Comprehensive Income (Loss)
      For the Six Month Periods Ended August 31, 2004 and 2003 and for the
               Three Month Periods Ended August 31, 2004 and 2003

                                                       (Unaudited)                      (Unaudited)
                                               ----------------------------    ----------------------------
                                                 For the six months ended       For the three months ended
                                               ----------------------------    ----------------------------
                                                August 31,       August 31,      August 31,     August 31,
                                                   2004            2003            2004            2003
                                               ------------    ------------    ------------    ------------
Net Sales                                      $  6,937,321    $  4,623,926    $  3,671,642    $  2,149,152

Cost of goods sold                                4,174,141       2,934,018       2,254,120       1,262,537
                                               ------------    ------------    ------------    ------------

Gross profit                                      2,763,180       1,689,908       1,417,522         886,615

Selling, general and administrative expenses      4,328,113       1,294,259       2,027,883         720,528
Research and development                            521,247          51,789         374,217          29,030
                                               ------------    ------------    ------------    ------------

Operating (loss) income                          (2,086,180)        343,860        (984,578)        137,057
Other income (expense):
       Other income (expense)                       185,541          13,205         141,298          (4,030)
       Interest expense                             (14,010)         (2,958)         (7,954)         (1,308)
                                               ------------    ------------    ------------    ------------

Total other income (loss)                           171,531          10,247         133,344          (5,338)
                                               ------------    ------------    ------------    ------------
(Loss) income before provision for income
  taxes and minority interest                    (1,914,649)        354,107        (851,234)        131,719
Provision for income taxes                           50,844         (87,500)         93,185          32,750
                                               ------------    ------------    ------------    ------------

(Loss) income before minority interest           (1,965,493)        266,607        (944,419)         98,969

Minority interest                                    27,283           4,532          34,224          35,590
                                               ------------    ------------    ------------    ------------

Net (loss) income                              $ (1,938,210)   $    262,075    $    910,195    $     63,379
                                               ============    ============    ============    ============
Other comprehensive income (loss) and its
     components consist of the following:
       Net (loss) income                       $ (1,938,210)   $    262,075    $    910,195    $     63,379

       Foreign currency translation
       adjustment, net of tax                       (63,194)        125,370         (52,500)         81,000
                                               ------------    ------------    ------------    ------------

Other comprehensive (loss) income              $ (2,001,404)   $    387,445    $    857,695    $    144,379
                                               ============    ============    ============    ============
(Loss) income per common share:
       Basic                                   $      (0.19)   $       0.04    $       0.08    $       0.01
       Diluted                                 $      (0.19)   $       0.04    $       0.08    $       0.01
Weighted average common shares outstanding:
       Basic                                     10,400,000      10,400,000      10,400,000      10,400,000
       Diluted                                   10,400,000      10,400,000      10,400,000      10,400,000

                             See accompanying notes

                   Astrata Group Incorporated and Subsidiaries
                     (Formely Known As Cetalon Corporation)
                 Condensed Consolidated Statements of Cash Flows
            For the Six Month Periods Ended August 31, 2004 and 2003

                                                             (Unaudited)
                                                    --------------------------
                                                     For the six months ended
                                                    --------------------------
                                                     August 31,     August 31,
                                                        2004           2003
                                                    -----------    -----------
Cash flow from operating activities:
Net (loss) income                                    (1,938,210)       262,075
Adjustments to reconcile net (loss) income to net
cash (used in) provided by operating activities:
       Depreciation and amortization                    261,518         29,995
       Issuance of stock for services                   519,737             --
       Issuance of stock for reorganization             954,294             --
       Minority interest                                114,159             --
Changes in operating assets and liabilities:
       Accounts receivable                              510,957       (222,270)
       Inventories                                   (1,172,904)       (78,572)
       Other assets                                     (31,573)           (68)
       Accounts payable and accrued expenses            607,542        306,876
       Deferred tax liability                           (40,000)            --
                                                    -----------    -----------

Net cash (used in) provided by operating
 activities                                            (214,480)       298,036

Cash flows from investing activities:
Purchase of property and equipment                     (255,105)       (96,160)
Cash of acquired company                                678,608             --
                                                    -----------    -----------

Net cash provided by (used in) investing
  activities                                            423,503        (96,160)

Cash flows from financing activities:
Repayments on notes payable                             (10,400)        (1,584)
                                                    -----------    -----------

Net cash (used in) by financing activities              (10,400)        (1,584)

Effect of foreign currency on
  cash and cash equivalents                             (63,194)       125,370

Net increase in cash and cash equivalents               135,429        325,662

Cash and cash equivalents at beginning of period        264,067        279,508
                                                    -----------    -----------

Cash and cash equivalents at end of period          $   399,496    $   605,170
                                                    ===========    ===========
Cash paid for:
       Interest                                     $    14,010    $     1,308
       Income taxes                                 $    75,849    $    52,177

See footnotes for noncash investing and financing activities

                             See accompanying notes

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003
--------------------------------------------------------------------------------

1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

On January 15, 2003, Cetalon Corporation ("Cetalon") filed a petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, Los Angeles Division, Case No. LA 03-11306-VZ. After a hearing on May 27, 2004, the Bankruptcy Court entered an order confirming Cetalon's Second Amended Disclosure Statement and Plan of Reorganization (the "Plan") followed by confirmation of the Plan by the Bankruptcy Court on May 28, 2004. On June 8, 2004, the Plan became effective (the "Effective Date"), and the Cetalon Corporation Liquidating Trust (the "Trust") was created.

Pursuant to the Plan, all equity interests of Cetalon that existed prior to the Effective Date (including, but not limited to, common stock, warrants, conversion rights under debt agreements and options) were cancelled on the Effective Date. If all unpaid creditor claims that were assigned to the Trust are satisfied in full with interest, Cetalon's pre-petition equity holders will be entitled to a pro rata distribution of any remaining Trust assets based on their pre-petition ownership of Cetalon.

Under the terms of the Plan, effective August 2, 2004 Cetalon combined with (i) Cadogan Investments Limited ("Cadogan"), a London-based company that owns Astrata South Africa (Pty) Limited, a South African company ("Astrata SA"); and
(ii) Astrata Technologies, Inc. ("Astrata Technologies"), a Nevada corporation. The subsidiaries of Astrata Technologies, which have only been established very recently, are located in Singapore, Malaysia, Brunei and England (collectively, the "Merger Transaction"). As of August 2, 2004, Astrata Technologies was merged into Cetalon and the subsidiaries of Astrata Technologies became subsidiaries of Cetalon. From June 1, 2004 to August 1, 2004, Cetalon was essentially a dormant entity.

The Company issued (i) approximately 6,275,000 post-Effective Date common shares to the shareholders of Cadogan, and (ii) 1,800,000 post-Effective Date common shares to the stockholders of Astrata Technologies in exchange for 100% ownership of those two entities. The Company issued an additional 156,000 post-Effective Date shares of common stock to the Trust for distribution pursuant to the terms of the Plan (62,400 shares for pro rata distribution to Class 2 creditors, and 93,600 shares for other creditors and Trust expenses). The Company also issued an additional 609,000 post-Effective Date shares of common stock in satisfaction of approximately $520,000 of administrative fees. The Company also issued an additional 1,560,000 post-Effective Date shares of common stock in satisfaction of approximately $53,000 of administrative-claim notes payable and accrued interest.

As a result of the cancellation of all pre-petition equity instruments and the issuance of the post-Effective Date common shares of Cetalon, a change in control occurred.

--------------------------------------------------------------------------------
PAGE F-4

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003
--------------------------------------------------------------------------------

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

REVERSE MERGER ACCOUNTING

Because of the structure of the Merger Transaction, Cetalon's acquisition of Cadogan and Astrata Technologies was accounted for as a "reverse merger" by Cetalon because the stockholders of Cadogan and Astrata Technologies, as the legal acquirees, obtained more than 50% voting control of Cetalon, the legal acquiror. Since the shareholders of Cadogan obtained more than 50% voting control of Cetalon, for accounting purposes Cadogan has been treated as the continuing reporting entity and as the accounting acquiror in the merger. This accounting treatment resulted in Cetalon adopting the February 28 fiscal year-end of Cadogan. In connection with the transactions described above, on August 3, 2004 Cetalon changed its name to Astrata Group Incorporated ("Astrata Group"). The Astrata Group and its majority-owned subsidiaries (Astrata Systems
(Pty) Limited, Cadogan, Astrata SA, and Astrata Technologies) are sometimes hereinafter collectively referred to as "the Company".

Subsequent to the closing of the Merger Transaction, the historical consolidated statements of operations are those of the Astrata Group and its majority-owned subsidiaries. The consolidated balance sheets consist of the net assets of the aforementioned entities (including majority-owned subsidiaries since their acquisition dates) reported at historical cost. All capital stock shares and amounts and per share data have been retroactively restated to reflect the exchange ratio in the transaction.

NATURE OF OPERATIONS

The Company, which is in the telematics and Global Positioning System ("GPS") industry, is focused on advanced location-based IT products and services that combine positioning, wireless communications, and information technologies. GPS positioning is based on a technique that precisely measures distances from four or more satellites. The satellites continuously transmit precisely timed radio signals using extremely accurate atomic clocks. A GPS receiver measures distances from the satellites in view by determining the travel time of a signal from the satellite to the receiver, and uses those distances to compute its position. The positional data acquired from the GPS satellites is transmitted in real time using data links over cellular telephone networks or satellite communication when a cellular network is not available.

--------------------------------------------------------------------------------
PAGE F-5

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003
--------------------------------------------------------------------------------

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

NATURE OF OPERATIONS (continued)

The Company provides advanced positioning products, as well as monitoring and airtime services to industrial, commercial, governmental entities, academic/research institutions, and professional customers in a number of markets including surveying, utility, construction, homeland security, military, intelligence, mining, agriculture, marine, public safety, and transportation. The Company owns a research and development facility with thirteen years of experience in position and wireless communication technology that has delivered more than 70,000 GPS/GSM fleet management products to customers. GSM (Global System for Mobiles) is the dominant cellular telephone standard currently developed throughout the world.

BASIS OF PRESENTATION

Management of the Company has prepared, without audit, the accompanying condensed consolidated financial statements for the three and six-month periods ended August 31, 2004 and 2003. The information furnished has been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting. Accordingly, certain disclosures normally included in a complete set of financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included and are (except for the Merger Transaction described above) only of a normal recurring nature. The results of operations for the three and six months ended August 31, 2004 are not necessarily indicative of the results of operations for the year ending February 28, 2005.

The condensed consolidated financial statements include the accounts of Astrata Group Inc. and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist of raw materials, work in process and finished goods. Market is determined by comparison with recent sales or estimated net realizable value.

--------------------------------------------------------------------------------
PAGE F-6

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INVENTORIES (continued)

Net realizable value is based on management's forecasts for sales of the Company's products and/or services in the ensuing years and/or consideration and analysis of changes in the customer base, product mix, or other issues that may impact the estimated net realizable value. Should the demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than reflected in the accompanying condensed consolidated balance sheet.

LONG-LIVED ASSETS

In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to sell such assets, as defined, by management. As a result, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's condensed consolidated financial statements with respect to any future disposal decisions.

As of August 31, 2004, management has determined that no such impairment exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's services and products will continue which could result in impairment of long-lived assets in the future.
--------------------------------------------------------------------------------

PAGE F-7

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

BUSINESS COMBINATIONS

SFAS No. 141, "BUSINESS COMBINATIONS," which is effective for transactions initiated after June 30, 2001, eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring after July 1, 2001 be accounted for using the purchase method. The adoption of SFAS No. 141 did not have an impact on the Company's consolidated financial statements.

INTANGIBLE ASSETS

SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", which is effective for fiscal years beginning after December 15, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized, but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. The principal effect of SFAS No. 142 on the Company's accompanying consolidated financial statements is that the goodwill described in Note 4 is not required to be amortized.

REVENUE RECOGNITION

The Company's revenues are recorded in accordance with the Securities and Exchange Commission's (the "SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

Revenues from purchased extended warranty and support agreements are deferred and recognized ratably over the term of the warranty/support period. Substantially all technology licenses have consisted of initial license fees and royalties, which were recognized when earned, provided the Company has no remaining obligations.

--------------------------------------------------------------------------------

PAGE F-8

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

REVENUE RECOGNITION (continued)

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectibility based primarily on the credit worthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history.

The Company's orders are generally shipped FOB destination, which means that such orders are not recognized as revenue until the product is delivered and title has transferred to the buyer. FOB destination means that the Company bears all costs and risks of loss or damage to the goods prior to their delivery.

Revenue from distributors and resellers is recognized upon delivery, assuming that all other criteria for revenue recognition have been met. Distributors and resellers do not have a right of return.

When a sale involves multiple elements, the arrangement fee is allocated to each respective element based on its relative estimated fair value and recognized when revenue recognition criteria for each element are met. The amount of product revenue allocated to an individual element is limited to the lesser of its relative fair value or the amount not contingent on the Company's delivery of other elements under the arrangement, regardless of the probability of the Company's performance.

--------------------------------------------------------------------------------

PAGE F-9

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

COMPREHENSIVE INCOME (LOSS)

The Company reports comprehensive income (loss) in accordance with SFAS No. 130, "REPORTING COMPREHENSIVE INCOME." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized holding gains and losses, net of related tax effects, on available-for-sale securities to be included in comprehensive income until realized. Foreign currency translation gains and losses are included in comprehensive income/loss in the accompanying consolidated statements of operations and other comprehensive income (loss).

RESEARCH AND DEVELOPMENT

Research and development costs incurred before technological feasibility of the product has been established and after general release of the product to customers are expensed as incurred. The Company incurred approximately $521,000 and $52,000 of research and development expenses during the six-month periods ended August 31, 2004 and 2003, respectively. In addition, the Company incurred approximately $374,000 and $29,000 of research and development expenses during the three-month periods ended August 31, 2004 and 2003, respectively.

SEGMENT INFORMATION

The Company discloses information regarding segments in accordance with SFAS No. 131 "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." SFAS No. 131 establishes standards for reporting of financial information about operating segments in annual financial statements, and requires reporting selected information about operating segments in interim financial reports (See
Note 8).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS," establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have an impact on the Company's condensed consolidated financial statements.

--------------------------------------------------------------------------------

PAGE F-10

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES," is effective for such activities initiated after December 31, 2002. Activities of this type include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation and one-time termination costs. SFAS No. 146 prohibits liability recognition based solely on management's intent, and requires that liabilities be measured at estimated fair value. The adoption of SFAS No. 146 did not have an impact on the Company's condensed consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the estimated fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements became applicable in 2002. The requirements of this pronouncement did not materially affect the Company's condensed consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.

As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows:
(a) For interests in special-purpose entities ("SPEs"): periods ended after December 15, 2003; and (b) For all other VIEs: periods ending after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs.

--------------------------------------------------------------------------------

PAGE F-11

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

Management has concluded that the Company does not have an interest in any SPEs, and is evaluating the other effects of FIN No. 46 (as amended) on its future consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133.

This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position ("FSP") FAS 150-3 ("FSP 150-3"), which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all mandatorily redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150's measurement guidance for other types of mandatorily redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 (as amended) on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

--------------------------------------------------------------------------------

PAGE F-12

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003
--------------------------------------------------------------------------------

3. INVENTORY

Inventories consisted of the following as of August 31, 2004:

                       Raw materials         $   875,523
                       Work-in-process           195,526
                       Finished goods          1,768,400
                       Inventory markdowns
                                                 (19,681)
                                             -----------
                                             $ 2,819,769
                                             ===========

4. ACQUISITIONS

In order to allocate the purchase price of the acquisitions described below, the Company engaged a third-party valuation firm based in the United States to estimate the fair value of the acquirees' net assets. Based on these independent valuations, the purchase price allocations as of the effective dates of the transactions discussed in this note are summarized below:

                       Accounts receivable, net               $ 1,546,190
                       Property and equipment, net                185,348
                       Inventory and other assets               2,026,868
                       Customer relationships                   1,660,617
                       Completed technologies                     109,998
                       In-process research and development        102,578
                       Other identifiable intangible assets        14,208
                       Goodwill                                   846,224
                       Less liabilities assumed                (2,492,031)
                                                              -----------
                                                              $ 4,000,000
                                                              ===========

The estimated fair value allocated to customer relationships is being amortized over a weighted average useful life of approximately 6.5 years. The estimated fair value allocated to completed technologies is being amortized over useful lives ranging from approximately one to five years.

The goodwill of approximately $846,000 is not deductible for income tax purposes under the tax laws of either the Republic of South Africa or the United States.

--------------------------------------------------------------------------------

PAGE F-13

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003
--------------------------------------------------------------------------------

4. ACQUISITIONS (continued)

ASTRATA SOUTH AFRICA (PTY) LTD.

Effective December 1, 2002, the Company acquired all of the issued and outstanding capital stock of Astrata South Africa (Pty) Ltd. [then known as Optron (Pty) Limited] ("Astrata SA") for an all-cash purchase price of approximately $2 million. Astrata SA is a company in the telematics and GPS industry focused on advanced location-based IT products and services that combine positioning, wireless communications, and information technologies. Based on the independent valuation described above, the purchase price was allocated to the net assets of Astrata SA as follows:

                Accounts receivable, net               $ 1,303,294
                Property and equipment, net                130,245
                Inventory and other assets               1,613,364
                Customer relationships                     795,329
                Other identifiable intangible assets        14,208
                Goodwill                                   143,477
                Less liabilities assumed                (1,999,917)
                                                       -----------
                                                       $ 2,000,000
                                                       ===========

The principal reasons that the Company agreed to pay a purchase price for Astrata SA in excess of its recorded net assets plus the estimated fair value of the identifiable intangible assets were (i) the acquiree's history of profits over an extended period of time, and (ii) an opportunity to enter the emerging telematics market. Given that Astrata SA had been profitable in prior years, management concluded that the purchase price was reasonable under the circumstances.

--------------------------------------------------------------------------------

PAGE F-14

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003
--------------------------------------------------------------------------------

4. ACQUISITIONS (continued)

ASTRATA SYSTEMS (PTY) LTD.

Effective November 1, 2003, a wholly-owned subsidiary of the Company (the "Subsidiary") acquired all of the issued and outstanding capital stock of Astrata Systems (Pty) Ltd. [then known as Nicon Systems (Pty) Limited] ("Astrata Systems") for a total purchase price of approximately $2 million. Astrata Systems is a South African company engaged in the design and manufacture of products for the GPS and telematics markets. Based on the independent valuation described above, the purchase price was allocated to the net assets of Astrata Systems as follows:

                  Accounts receivable, net              $   242,896
                  Property and equipment, net                55,103
                  Other assets                              413,504
                  Customer relationships                    865,288
                  Completed technologies                    109,998
                  In-process research and development       102,578
                  Goodwill                                  702,747
                  Less liabilities assumed                 (492,114)
                                                        -----------
                                                        $ 2,000,000
                                                        ===========
                  Consideration:
                      Cash paid                             600,000
                      Redeemable preferred stock          1,400,000
                                                        -----------
                                                        $ 2,000,000
                                                        ===========


The principal reasons that the Company agreed to pay a purchase price for Astrata Systems in excess of its recorded net assets plus the estimated fair value of the identifiable intangible assets were its strong telematics research and development team, the manufacturing and marketing expertise of Astrata Systems, and its product lines.

--------------------------------------------------------------------------------

PAGE F-15

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003
--------------------------------------------------------------------------------

4. ACQUISITIONS (continued)

ASTRATA SYSTEMS (PTY) LTD. (continued)

As amended in June 2004, the merger agreement with Astrata Systems (the "Agreement") provides that the agreed-upon total purchase price is comprised of the following:

         $2 million, which was satisfied by (a) paying $600,000 in cash and (b) the Subsidiary issuing 1.4 million shares of its non-voting redeemable preferred stock with a par value of $1.00/share (the "initial preferred shares"); plus approximately $72,000 of additional consideration, which was satisfied by the Subsidiary issuing 71,776 additional shares of non-voting redeemable preferred stock with a par value of $1.00/share.

The purchase price in the Astrata Systems acquisition was the result of an arm's-length negotiation among unrelated parties. Thus, management has concluded that the estimated fair value of the Subsidiary's initial preferred shares approximated $1.4 million as of November 1, 2003, and has measured the purchase price accordingly. None of the Subsidiary's outstanding common or preferred stock is publicly traded.

Under the terms of the Agreement, the significant rights and privileges of the Subsidiary's initial preferred shares are as follows:

         The initial preferred shares accrue dividends at an annual rate of 2%, and are redeemable at the option of the preferred stockholders in annual increments from November 2004 to November 2007 at 100% of the par value. The liquidation preference of the initial preferred shares is equal to the par value until August 30, 2008; thereafter, the liquidation preference increases to 125% of the par value.

The Company has reported the Subsidiary's preferred stock described above as minority interest in the accompanying condensed consolidated balance sheet.

Management has concluded that the above research and development ("R+D") asset did not have any alternative future use as of November 1, 2003. Thus, the estimated fair value of approximately $103,000 allocated to in-process R+D in the purchase accounting was immediately expensed.

--------------------------------------------------------------------------------
PAGE F-16

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003
--------------------------------------------------------------------------------

5. EQUITY TRANSACTIONS

PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The preferred shares do not have any voting rights or liquidation preference. As of August 31, 2004, no shares of preferred stock were issued or outstanding nor has any class of preferred stock been designated.

ISSUANCE OF PREFERRED STOCK BY SUBSIDIARY

During the year ended February 29, 2004, a wholly-owned subsidiary of the Company issued approximately 1.5 million shares of non-voting preferred stock in connection with an acquisition; see Note 4 for additional information.

ISSUANCE OF COMMON STOCK

The Company issued (i) approximately 6,275,000 post-Effective Date common shares to the shareholder of Cadogan, and (ii) 1,800,000 post-Effective Date common shares to the stockholders of Astrata Technologies in exchange for 100% ownership of those two entities. The Company issued an additional 156,000 post-Effective Date shares of common stock to the Trust for distribution pursuant to the terms of the Plan (62,400 shares for pro rata distribution to Class 2 creditors, and 93,600 shares for other creditors and Trust expenses). The Company also issued an additional 609,000 post-Effective Date shares of common stock in satisfaction of approximately $520,000 of administrative fees. The Company also issued an additional 1,560,000 post-Effective Date shares of common stock in satisfaction of approximately $53,000 of administrative-claim notes payable and accrued interest.

6. RELATED PARTY TRANSACTIONS

The Company currently leases facilities from an entity controlled by two directors of a subsidiary of the Company under cancelable operating leases expiring in 2005. The annual rent is subject to adjustment based on the terms of the leases. The condensed consolidated statements of operations include expenses from these operating leases of approximately $69,000 and $0 for the six-month periods ended August 31, 2004 and 2003, respectively; and approximately $35,000 and $0 for the three-month periods ended August 31, 2004 and 2003, respectively.

--------------------------------------------------------------------------------
PAGE F-17

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003
--------------------------------------------------------------------------------

7. COMMITMENTS AND CONTINGENCIES

INVESTMENT IN AFFILIATE

In October 2003, Astrata SA (a wholly-owned subsidiary of the Company) entered into an agreement with Barloworld Equipment (Pty) Limited ("Barloworld"), the exclusive distributor for Caterpillar Corporation in South Africa. Such
agreement  established a new corporate entity,  Barloworld  Optron  Technologies
(Pty) Limited ("BOT"), which is owned 50% each by Barloworld and Astrata SA. Barloworld's core business is the sale, rental, service and maintenance of new and used Caterpillar commercial equipment and related parts in South Africa and certain other African countries. The principal business of BOT is the supply of products and services to the mining industry in southern Africa.

BOT's initial capitalization principally consists of interest-bearing loans by the stockholders represented by (i) a contribution of inventory by Astrata SA with an agreed-upon value of approximately $200,000 and (ii) an equal amount in cash to be provided by Barloworld as needed for working capital requirements.

LEGAL MATTERS

From time to time, the Company may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations or discrimination or breach of contract actions incidental to the normal operations of the business. The Company is not currently involved in any litigation which management believes could have a material adverse effect on its financial position or result of operations.

8. SEGMENT REPORTING

The Company operates in the following three reporting segments:

GEOMATICS - Products, accessories and services related to the business of measurement and setting out (i.e. Survey, Mapping + GIS) and precise position monitoring (such as scanning excavations and industrial plants).


MACHINE GUIDANCE - Products, accessories and services related to the business of guiding, controlling and monitoring machinery, including moving machinery such as graders, dump trucks and drills as well as all the agricultural products, which have tractor and crop-spraying guidance in them.

--------------------------------------------------------------------------------
PAGE F-18

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003
--------------------------------------------------------------------------------

8. SEGMENT REPORTING (continued)

TELEMATICS - Products, accessories and services related to the business of remote monitoring of assets - covering track-and-trace as well - whereby position, attributes, status and communication are involved.

Total assets, revenues and gross profit for each of the Company's reportable segments in addition to a reconciliation of the gross profit of the three operating segments to the Company's consolidated operating income are presented below:

SIX MONTHS ENDED AUGUST 31, 2004:

                                     MACHINE
                      GEOMATICS      GUIDANCE     TELEMATICS    CONSOLIDATED
-------------------  ------------   -----------   -----------   ------------
Total assets         $ 5,352,732    $ 1,726,688   $ 1,554,019   $ 8,633,439
Revenue                4,369,208        908,826     1,659,287     6,937,321
Gross profit           1,548,414        343,730       871,036     2,763,180
Operating expenses     4,849,360
Operating loss       $(2,086,180)

SIX MONTHS ENDED AUGUST 31, 2003:

                                     MACHINE
                      GEOMATICS      GUIDANCE     TELEMATICS    CONSOLIDATED
-------------------  ------------   -----------   -----------   ------------
Total assets         $2,936,382   $  947,220       $ 852,498     $4,736,100
Revenue               3,037,753      977,397         608,776      4,623,926
Gross profit          1,108,246      351,599         230,063      1,689,908
Operating expenses                                                1,346,048
Operating income                                                 $  343,860

--------------------------------------------------------------------------------
PAGE F-19

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003
--------------------------------------------------------------------------------

8. SEGMENT REPORTING (continued)

THREE MONTHS ENDED AUGUST 31, 2004:

                                     MACHINE
                      GEOMATICS      GUIDANCE     TELEMATICS    CONSOLIDATED
-------------------  ------------   -----------   -----------   ------------
Total assets         $ 5,352,732    $ 1,726,688   $ 1,554,019   $ 8,633,439
Revenue                2,529,396        435,827       706,419     3,671,642
Gross profit             879,491        156,557       381,474     1,417,522
Operating expenses                                                2,402,100
Operating loss                                                  $  (984,578)

THREE MONTHS ENDED AUGUST 31, 2003:

                                     MACHINE
                      GEOMATICS      GUIDANCE     TELEMATICS    CONSOLIDATED
-------------------  ------------   -----------   -----------   ------------
Total assets           $2,936,382   $  947,220    $  852,498     $4,736,100
Revenue                 1,330,653      378,339       440,160      2,149,152
Gross profit              503,273      161,160       222,182        886,615
Operating expenses                                                  749,558
Operating income                                                 $  137,057

9. SUBSEQUENT EVENTS

PROPOSED ACQUISITION

A wholly-owned subsidiary of the Astrata Group has entered into an agreement to acquire the assets, business, name and intellectual property of Nanini 209 CC (doing business as "SureTrack"). SureTrack's primary business in the telematics sector is the sale or rental of equipment and tracking software, along with providing airtime and associated services. The primary geographic operating areas of the target entity are South Africa and other sub-Saharan African countries. Management expects that all closing conditions will be met during the quarter ending November 30, 2004. However, under the terms of the related agreement, the Astrata Group is not obligated to consummate this transaction until all such conditions are satisfied by the seller.

--------------------------------------------------------------------------------
PAGE F-20

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003
--------------------------------------------------------------------------------

9. SUBSEQUENT EVENTS (continued)

PRIVATE PLACEMENT OF SECURITIES

In September 2004, Astrata Group agreed in principle to enter into a series of agreements, pursuant to which a stockholder (who then beneficially owned approximately six percent of the Astrata Group's outstanding common stock) lent $1.5 million to the Company. The principal is due upon fifteen days' written demand, but no later than March 2005. Interest at the rate of 15%, compounded annually, is due and payable concurrently with the principal. Astrata Group also agreed to grant the stockholder two-year warrants (which vested and became fully exercisable on the grant date) to purchase up to 48,000 shares of Astrata Group's common stock at an exercise price of $2.00 per share. In connection with the agreement to grant the warrants, Astrata Group also agreed to provide certain registration rights for the shares underlying the warrants and for those shares then owned by the stockholder for a period not to exceed five years. The agreement to register such stock with the SEC is not expected to contain any specific deadlines or financial penalties relating to the filing or effectiveness of a registration statement that registers any of the stockholder's shares. The transaction described above constituted an exempt offering under Rule 506 of Regulation D to a single accredited investor.

--------------------------------------------------------------------------------
PAGE F-21

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the condensed unaudited consolidated financial statements and notes thereto of the Company appearing elsewhere in this report. Such financial statements have been prepared to reflect the Company's financial position as of August 31 2004, together with the results of operations for the three and six month periods ended August 31, 2004 and 2003, and cash flows for the six-month periods ended August 31, 2004 and 2003.

FORWARD-LOOKING STATEMENTS

Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act".) Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the Securities and Exchange Commission.

The Company is a worldwide provider of navigation, communications and information devices, most of which are enabled by Global Positioning System ("GPS") technology. The Company operates in three business segments, geomatics technologies, machine control and guidance technologies and telematics. The geomatics segment includes products, accessories and services related to the business of measurement and setting out (i.e. Survey, Mapping & Geographic Information Systems ("GIS")) and precise position monitoring (such as scanning excavations and industrial plants). The machine guidance segment includes
products,   accessories  and  services  related  to  the  business  of  guiding, controlling and monitoring machinery, including moving machinery such as graders, dump trucks and drills as well as all the agricultural products, which have tractor and crop-spraying guidance in them. The telematics segment includes products, accessories and services related to the business of remote monitoring of assets - covering track-and-trace as well - whereby position, attributes, status and communication are involved.

RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED AUGUST 31, 2004 AND 2003

Net sales were approximately $6.9 million for the six months ended August 2004, an increase of approximately $2.3 million compared to the six months ended
August 2003 of approximately $4.6 million. This was primarily due to the acquisition of a company in November 2003 which generated a $1.5 million increase in sales.

Gross profit increased as a percentage of revenue to 39.8% for the six months ended August 2004 from 36.5% for the same period in the previous year. The increase in gross profit as a percentage of net sales was mainly the result of the acquisition which provides a higher gross margin on its product lines.

Selling, general and administrative expenses increased as a percentage of net sales to 62.4% for the six months ended August 2004, from 27.9% for the six months ended August 2003. Selling, general and administrative expenses were approximately $4.3 million for the six months ended August 2004 and approximately $1.3 million for six months ended August 2003. This increase resulted from the start-up expenses of business in International operations outside of South Africa representing approximately $1.3 million in expenses for the six months. Total selling, general and administrative expenses for the International operations outside of South Africa were approximately $1.3 million, which is comprised of rents, legal and wage related expenses for the six months ended August 2004. Total selling, general and administrative expenses for South Africa operations were approximately $3.0 million, comprised of approximately $1.4 million in wages and related expenses; approximately $0.5 million in one time cost related to reorganization costs; approximately $0.3 million in depreciation and amortization expense and $0.8 million in other selling, general and administrative expenses.

Research and development expenses increased as a percentage of net sales to 7.5% for the six months ended August 2004, from 1.1% for the six months ended August 2003. Research and development expenses were approximately $0.5 million for the six months ended August 2004 and approximately $0.05 million for the six months ended August 2003. This is due primarily to the increase in our engineering staffing and the development of our seventh generation geomatics product currently due to be released within the next quarter.

The Company's operating (loss) profit before other income (expenses) decreased approximately $2.4 million to a loss of approximately $2.1 million for the six months ended August 2004, from a profit of approximately $0.3 million for the six months ended August 2003. This decrease was the result of the significant increase in selling, general and administrative expenses and research and development costs described above.

Minority interest represents the Company's involvement in the International relationships outside of South Africa.

As a result of the above, the Company reported a net loss of approximately $2.0 million or $0.19 per common share for the six months ended August 2004 compared to a net profit of approximately $0.4 million or $0.04 per common share for the six months ended August 2003.

COMPARISON OF THREE MONTHS ENDED AUGUST 31, 2004 AND 2003

Revenue was approximately $3.7 million for the three months ended August 2004, an increase of approximately $1.6 million compared to the three months ended August 2003 of approximately $2.1 million. This was primarily due to the acquisition of a company in November 2003 which increased sales volume.

Gross profit decreased as a percentage of revenue to 38.6% for the three months ended August 2004 from 41.3% for the same period in the previous year. The decrease in gross profit as a percentage of net sales was mainly the result of positioning against a competitive market place.

Selling, general and administrative expenses increased as a percentage of revenue to 55.2% for the three months ended August 2004, from 33.5% for the three months ended August 2003. Selling, general and administrative expenses were approximately $2.0 million for the three months ended August 2004 and approximately $0.7 million for the three months ended August 2003. This increase resulted from the start-up expenses of business in International operations outside of South Africa representing approximately $0.7 million in expenses for the three months. Total selling, general and administrative expenses for the International operations outside of South Africa were approximately $0.7 million, which is comprised of rents, legal and wage related expenses for the three months ended August 2004. Total selling, general and administrative expenses for South Africa operations were approximately $1.3 million, comprised of approximately $0.4 million in wages and related expenses; approximately $0.5 million in one time cost related to becoming a public company; approximately $0.1 million in depreciation and amortization expense and $0.3 million in other selling, general and administrative expenses.

Research and development expenses increased as a percentage of net sales to 10.2% for the three months ended August 2004, from 1.4% for the three months ended August 2003. Research and development expenses were approximately $0.4 million for the three months ended August 2004 and approximately $0.03 million for the three months ended August 2003. This is due primarily to the increase in our engineering staffing and the development of our seventh generation geomatics product currently due to be released within the next quarter.

The Company's operating (loss) profit before other income (expenses) decreased approximately $0.9 million to a loss of approximately $1 million for the three months ended August 2004, from a profit of approximately $0.1 million for the three months ended August 2003. This decrease was the result of the significant increase in selling, general and administrative expenses and research and development expenses as described above.

Minority interest represents the Company's involvement in the International relationships outside of South Africa.

As a result of the above, the Company reported a net loss of approximately $0.9 million or $0.08 per common share for the three months ended August 2004 compared to a net profit of approximately $0.1 million or $0.01 per common share for the three months ended August 2003.

LIQUIDITY AND CAPITAL RESOURCES

Total assets increased by $961,668 from $7,671,771 as of February 29, 2004 to $8,633,439 as of August 31, 2004. The increase is due primarily to the increase in inventory of $1,185,987. This increase reflects the preparation for manufacturing our new seventh generation geomatics product.

Total liabilities increased by $150,944 from $3,740,748 as of February 29, 2004 to $3,891,692 as of August 31, 2004. The increase is due primarily to accounts payable increasing.

Net cash used in operating activities was $214,480 for the six months ended August 31, 2004, as compared to cash provided of $298,036 for the same period in the previous year. The significant increase is due to the requirements to replenish the raw materials of a manufacturing company.

Cash provided in investing activities during the six months ending August 31, 2004 was $423,503, compared to cash used of $96,160 for the same period in the previous year. The company acquired computer equipment for internal reporting and external monitoring requirements in the amount of approximately $255,000. The Company acquired cash of approximately $679,000 through the merger of Astrata Technologies in August 2004 (see Note 1 to the accompanying financial statements).

Net cash used in financing activities consist primarily of repayments on the Company's capital lease agreements of equipment and fixtures.

We currently use cash flow from operations to fund our capital expenditures and to support our working capital requirements. We expect that future cash requirements will principally be for capital expenditures and working capital requirements.

We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital and other cash requirements at least through the near future. In order for the Company to continue its growth plan, additional funding will be required from outside sources.

OFF BALANCE SHEET ARRANGEMENTS

As of August 31, 2004, the Company had no off balance sheet arrangements.

INFLATION

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

FOREIGN CURRENCY EXCHANGE RATE RISK

The operation of the Company's subsidiaries in international markets results in exposure to fluctuations in foreign currency exchange rates. The potential of volatile foreign currency exchange rate fluctuations in the future could have a significant effect on our results of operations.

The principal currency involved is the South African Rand. The Company translates all assets and liabilities at period-end exchange rates and income and expense accounts at average rates during the period. The U.S. dollar has weakened against the Rand by approximately 15.5% and 16.7% for the six months ended August 31, 2004 and the quarter ended August 31, 2003 respectively. This would increase both our revenue and costs over the previous year.

CRITICAL ACCOUNTING POLICIES

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist of raw materials, work in process and finished goods. Market is determined by comparison with recent sales or estimated net realizable value.

Net realizable value is based on management's forecasts for sales of the Company's products and/or services in the ensuing years and/or consideration and analysis of changes in the customer base, product mix, or other issues that may impact the estimated net realizable value. Should the demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than reflected in the accompanying condensed consolidated balance sheet.

LONG-LIVED ASSETS

In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.

As of August 31, 2004, management has determined that no such impairment exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's services and products will continue which could result in impairment of long-lived assets in the future.

INTANGIBLE ASSETS

SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", which is effective for fiscal years beginning after December 15, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized, but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. The principal effect of SFAS No. 142 on the Company's accompanying consolidated financial statements is that the goodwill described in Note 4 to the accompanying condensed consolidated financial statements is not required to be amortized.

REVENUE RECOGNITION

The Company's revenues are recorded in accordance with the Securities and Exchange Commission's (the "SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

Revenues from purchased extended warranty and support agreements are deferred and recognized ratably over the term of the warranty/support period. Substantially all technology licenses have consisted of initial license fees and royalties, which were recognized when earned, provided the Company has no remaining obligations.

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectibility based primarily on the credit worthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history.

The Company's orders are generally shipped FOB destination, which means that such orders are not recognized as revenue until the product is delivered and title has transferred to the buyer. FOB destination means that the Company bears all costs and risks of loss or damage to the goods prior to their delivery.

Revenue from distributors and resellers is recognized upon delivery, assuming that all other criteria for revenue recognition have been met. Distributors and resellers do not have a right of return.

When a sale involves multiple elements, the arrangement fee is allocated to each respective element based on its relative estimated fair value and recognized when revenue recognition criteria for each element are met. The amount of product revenue allocated to an individual element is limited to the lesser of its relative fair value or the amount not contingent on the Company's delivery of other elements under the arrangement, regardless of the probability of the Company's performance.

COMPREHENSIVE INCOME (LOSS)

The Company reports comprehensive income (loss) in accordance with SFAS No. 130, "REPORTING COMPREHENSIVE INCOME." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized holding gains and losses, net of related tax effects, on available-for-sale securities to be included in comprehensive income until realized. Foreign currency translation gains and losses are included in comprehensive income/loss in the accompanying consolidated statements of operations and other comprehensive income (loss).

RESEARCH AND DEVELOPMENT

Research and development costs incurred before technological feasibility of the product has been established and after general release of the product to customers are expensed as incurred.

SUBSEQUENT EVENTS

PROPOSED ACQUISITION

A wholly-owned subsidiary of the Company has entered into an agreement to acquire the assets, business, name and intellectual property of Nanini 209 CC (doing business as "SureTrack"). SureTrack's primary business in the telematics sector is the sale or rental of equipment and tracking software, along with providing airtime and associated services. The primary geographic operating areas of the target entity are South Africa and other sub-Saharan African countries. Management expects that all closing conditions will be met during the quarter ending November 30, 2004. However, under the terms of the related agreement, the Company is not obligated to consummate this transaction until all such conditions are satisfied by the seller.

PRIVATE PLACEMENT OF SECURITIES

In September 2004, the Company agreed in principle to enter into a series of agreements, pursuant to which a stockholder (who then beneficially owned approximately six percent of the Company's outstanding common stock) lent $1.5 million to the Company. The principal is due upon fifteen days' written demand, but no later than March 2005. Interest at the rate of 15%, compounded annually, is due and payable concurrently with the principal. The Company also agreed to grant the stockholder two-year warrants (which vested and became fully exercisable on the grant date) to purchase up to 48,000 shares of the Company's common stock at an exercise price of $2.00 per share. In connection with the agreement to grant the warrants, the Company also agreed to provide certain registration rights for the shares underlying the warrants and for those shares then owned by the stockholder for a period not to exceed five years. The agreement to register such stock with the SEC is not expected to contain any specific deadlines or financial penalties relating to the filing or effectiveness of a registration statement that registers any of the stockholder's shares. The transaction described above constituted an exempt offering under Rule 506 of Regulation D to a single accredited investor.

ITEM 3.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded as of August 31, 2004 that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations or discrimination or breach of contract actions incidental to the normal operations of the business. The Company is not currently involved in any litigation which management believes could have a material adverse effect on its financial position or result of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2004, the Company also issued restricted stock as follows: (i) approximately 6,275,000 post-Effective Date common shares to the shareholders of Cadogan, and (ii) 1,800,000 post-Effective Date common shares to the stockholders of Astrata Technologies in exchange for 100% ownership of those two entities.

The Company also issued a total of 2,325,000 shares of common stock that are exempt by the Bankruptcy Court from registration under the securities laws.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

On January 15, 2003, Astrata Group Incorporated, then known as Cetalon Corporation (the "Registrant") filed a petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, Los Angeles Division, Case No. LA 03-11306-VZ. After a hearing held on May 27, 2004, the Bankruptcy Court entered an order confirming the Registrant's Second Amended Disclosure Statement and Plan of Reorganization (the "Plan") followed by confirmation of the Plan by the Bankruptcy Court on May 28, 2004. On June 8, 2004, the Plan became effective (the "Effective Date") and the Cetalon Corporation Liquidating Trust (the "Trust") was created.

Pursuant to the Plan, all equity interests of the Registrant that were in existence prior to the Effective Date (including, but not limited to, common stock, warrants, conversion rights under debt agreements and options) were cancelled on the Effective Date. When and if all unpaid creditor claims that were assigned to the Trust are satisfied in full with interest, the Registrant's pre-petition equity holders will be entitled to a pro rata distribution of remaining Trust assets based on their pre-petition percentage of ownership of the Registrant.

Pursuant to the Plan, the Registrant combined with (i) Cadogan Investments Limited ("Cadogan"), a London-based company that owns Astrata South Africa (Pty) Limited, a South African company ("Astrata SA"); and (ii) Astrata Technologies, Inc. ("Astrata Technologies"), a Nevada corporation, whose subsidiaries include operations in Singapore, Malaysia, Brunei and England (collectively, the "Business Combination Transaction"). As of August 2, 2004, Astrata Technologies was merged into the Registrant and Astrata Technologies' subsidiaries became subsidiaries of the Registrant.

The  Business  Combination  Transaction  was  effective  as of August  2,  2004.
Pursuant to the Plan, the Registrant issued approximately 6,275,000 post-Effective Date common shares to the shareholders of Cadogan in exchange for 100% ownership of that entity; and 1,800,000 post-Effective Date common shares to the stockholders of Astrata Technologies in exchange for 100% ownership of that entity.

The Registrant issued an additional 156,000 post-Effective Date shares of common stock to the Trust for distribution pursuant to the terms of the Plan (62,400 shares for pro rata distribution to Class 2 creditors and 93,600 shares for other creditors and Trust expenses) and an additional 1,560,000 post-Effective Date shares of common stock to certain administrative note holders in satisfaction of $52,663 of administrative claim notes payable and accrued interest.

As a result of the cancellation of all pre-petition equity instruments and the issuance of new post-Effective Date common shares of the Registrant, a change in control has occurred.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table set forth information regarding the number of shares of the Registrant's common stock beneficially owned on August 2, 2004, after giving effect to the issuances provided for in the Plan, which result in an aggregate of 10,400,000 shares issued or outstanding, by:

     o each person who is known by the Registrant to beneficially own 5% or more of its common stock;
     o    each of the directors and executive officers of the Registrant; and
     o    all of the Registrant's directors and executive officers as a group.

For purposes of this table, a person is deemed to be the "beneficial owner" of the number of shares of common stock that such person has the right to acquire within 60 days of August 2, 2004, through the exercise of any option, warrant or right, through the conversion of any security, through the power to revoke a trust, discretionary account or similar arrangement or through the automatic termination of a trust, discretionary account or similar arrangement. No other class of voting securities is outstanding.

NAME                                                   NUMBER     PERCENT
-------------------------------------------------------------------------
DIRECTORS AND EXECUTIVE OFFICERS:
   Sandy Borthwick (1)                                 860,500      8.3%
   Martin Euler (2)                                    860,500      8.3%
   Terry Mackey (3)                                    154,000      1.5%
   Trevor Venter (4)                                   860,500      8.3%
   All directors and executive officers as a group
   (4 persons) (5)                                   2,735,500     26.3%
OTHER MORE-THAN-5% HOLDERS:
   Global Master Investments Ltd. (6)                  655,200      6.3%
   Infomax Co. Ltd. (7)                              1,080,000     10.4%
   W.J. Frost (8)                                      633,672      6.1%
   Pointe Capital Limited (9)                          712,000      6.8%
   Anthony Harrison (10)                               860,500      8.3%

     As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to common stock (i.e., the power to dispose of, or to direct the disposition of, a security).

     (1) Mr. Borthwick's address is 7 Temasek Blvd., #29-03 Suntec Tower One, Singapore, 038987
     (2)  Mr. Euler's address is P.O. Box 941844, Houston, TX 77094-8844, USA
     (3) Mr. Mackey's address is PO Box 69381, Bryanston, Johannesburg, 2021, South Africa
     (4)  Mr. Venter's address is PO Box 1462, Rivonia 2128, South Africa
     (5) Includes all shares referenced in footnotes 1 through 4, inclusive. Does not include 281,000 shares beneficially owned by A. John A. Bryan, Jr. Mr. Bryan served as the Registrant's sole executive officer and one of its two directors as of the Effective Date. He was appointed as the trustee of the Trust as of the Effective Date and resigned as an executive officer and the sole director of the Registrant on August 2, 2004. Mr. Fridolin Voegeli, who served as the Registrant's other director as of the Effective Date and resigned as of July 29, 2004, does not have any beneficial ownership of any shares.
     (6) Global Master Investments Ltd.'s address is Services Ltd, Suite 4002a, Central Plaza, 18 Harbour Road, Wanchai, Hong Kong
     (7)  Infomax Co. Ltd.'s address is 38 Hertfort Street, London W1J 7SG,
          England
     (8) Mr. Frost's address is c/o Green Radovsky Maloney + Share LLP, Four Embarcadero Center, Suite 4000, San Francisco, CA 94111, USA
     (9) Pointe Capital Limited's address is 37 Shepherd Street, London W1Y 7LH, England
     (10) Mr. Harrison's address is 112-113 The Chambers Chelsea Harbour, London SW10 OFX, England Includes 860,500 shares. Mr. Harrison's address is 112-113 The Chambers Chelsea Harbour, London SW10 0FX, England

     As a result of the above common stock issuances, immediately following the Effective Date, the voting securities of the Registrant were beneficially held approximately as follows:

      STOCKHOLDER                                           PERCENTAGE OWNERSHIP
      --------------------------------------------------------------------------
      Trust                                                          1.5%
      Administrative claimants                                      20.9%
      Former stockholders of Astrata Technologies                   17.3%
      Former shareholders, officers and directors of Cadogan        60.3%


CHANGE OF NAME, TRADING SYMBOL, AND CUSIP NUMBER

As part of the Business Combination Transaction described above, the Registrant has changed its name from "Cetalon Corporation" to "Astrata Group Incorporated." Substantially all of the subsidiaries and divisions that it acquired in the Business Combination Transaction are expected to adopt a similar name in their respective markets in the near future.

Shortly after the Effective Date, the Registrant requested that the NASD delete the symbol, "CETA.PK," under which the pre-petition shares of the Registrant's common stock had been quoted. Subsequent to the Effective Date, the Registrant entered into discussions with certain market-makers to assess their interest in creating and maintaining an orderly public market on the OTC Bulletin Board. In connection with such a public market action by a market-maker, the NASD would provide the Registrant's post-Effective Date common shares with a new trading symbol.

As of the date of this Report, the Registrant has applied for and been assigned a CUSIP number for its post-Effective Date common shares: 04634R 10 6.

ACCOUNTING TREATMENT

FRESH-START ACCOUNTING

Upon the Effective Date, as a result of the cancellation of all pre-petition equity instruments and the issuance of new post-effective date common shares of the Registrant, a change in control has taken place that allows the Registrant to adopt fresh-start reporting. The application of fresh-start reporting resulted in remaining liabilities being stated at their present values. The adoption of fresh-start reporting has created a reorganized entity for financial reporting purposes with no beginning retained earnings or deficit. Under the terms of the Plan, approximately $5.8 million of claims and pre-petition debt was either forgiven or satisfied by the issuance of common stock.

REVERSE MERGER ACCOUNTING

As a result of the Business Combination Transaction, the Registrant's acquisition of Cadogan and Astrata Technologies has been accounted for as a "reverse merger" by the Registrant because the shareholders of Cadogan and Astrata Technologies, as the legal acquirees, obtained more than 50% voting control of the Registrant, the legal acquiror. In fact, the shareholders of Cadogan obtained more than 50% of the voting control of the Registrant. Accordingly, for accounting purposes, Cadogan has been treated as the continuing reporting entity and accounting acquirer in the merger, which accounting treatment resulted in the Registrant adopting the February 28 fiscal year-end of Cadogan. Subsequent to the closing of the Business Combination Transaction, the historical statements of operations are those of Cadogan. The balance sheet consists of the net assets of the Registrant, Cadogan, and Astrata Technologies at historical cost. All capital stock shares and amounts and per share data have been retroactively restated.

ITEM 6.  EXHIBITS

EXHIBIT NO.         DESCRIPTION
-----------         -----------
Exhibit 2.1         Cetalon  Corporation  Court Order of May 27, 2004 and Second
                    Amended Disclosure Statement and Plan of Reorganization incorporated by reference exhibit 2.1 to Form 8-K filed on August 9, 2004.

Exhibit 2.2 Articles of Merger between Astrata Group Incorporated (as merging entity) and Cetalon Corporation (as surviving entity), filed with Secretary of State of Nevada on August 3, 2004 incorporated by reference to exhibit 2.2 to Form 8-K filed on August 9, 2004.

Exhibit 2.2a Certificate of Correction to the Articles of Merger filed with Secretary of State of Nevada on August 4, 2004 incorporated by reference to exhibit 2.2a to Form 8-K filed on August 9, 2004.

Exhibit 3.1b Amended and Restated Articles of Incorporation of the Registrant as filed with the Secretary of State of the State of Nevada on July 30, 2004 incorporated by reference to exhibit 3.1b to Form 8-K filed on August 9, 2004.

Exhibit 10.1 Share Exchange Agreement, dated August 2, 2004, by and among the Registrant and the entities listed on the signature page thereof incorporated by reference to exhibit 10.1 to Form 8-K filed on August 9, 2004.

Exhibit 31.1        Certification   of  Chief  Executive   Officer  pursuant  to
                    Exchange Act 13a-14(a) or 15d-14(a).

Exhibit 31.2        Certification   of  Chief  Financial   Officer  pursuant  to
                    Exchange Act 13a-14(a) or 15d-14(a).

Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:   October 20, 2004                       ASTRATA GROUP INCORPORATED

                                                By:   /s/ Martin Euler
                                                      --------------------------
                                                      Martin Euler
                                                      Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit 31.1        Certification   of  Chief  Executive   Officer  pursuant  to
                    Exchange Act 13a-14(a) or 15d-14(a).

Exhibit 31.2        Certification   of  Chief  Financial   Officer  pursuant  to
                    Exchange Act 13a-14(a) or 15d-14(a).

Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.