Form 10QSB/A
period 2004-08-31
ASTRATA GROUP INC
filed 2004-10-22
CIK 1071157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

                   Astrata Group Incorporated and Subsidiaries
                     (Formely Known As Cetalon Corporation)
                      Condensed Consolidated Balance Sheet
                                 August 31, 2004

                                                                    (Unaudited)
                                                                    -----------
Assets
Current Assets:
       Cash and cash equivalents                                    $   399,496
       Accounts receivable, net                                       1,906,498
       Inventories, net                                               2,819,769
       Other assets                                                      61,647
                                                                    -----------

Total current assets                                                  5,187,410

Property and equipment, net                                             627,396
Identifiable intangible assets, net                                   1,437,409
Goodwill                                                              1,381,224
                                                                    -----------

Total assets                                                        $ 8,633,439
                                                                    ===========
Liabilities and Stockholders' Equity
Current liabilities:
       Accounts payable and accrued expenses                        $ 3,226,613
       Taxes payable                                                    220,079
       Deferred tax liability - current                                  89,100
                                                                    -----------

Total current liabilities                                             3,535,792
Deferred tax liability - noncurrent                                     355,900
Minority interest                                                     1,721,066
Commitments and contingencies
Stockholders' equity:
       Preferred stock, $0.0001 Par value,
         10,000,000 shares authorized,
         none issued and outstanding                                         --
       Common stock, $0.0001 par value,
         50,000,000 shares authorized,
         10,400,000 issued and outstanding                                1,040
       Additional paid-in capital                                     4,526,835
       Accumulated deficit                                           (1,954,571)
       Accumulated other comprehensive income                           447,377
                                                                    -----------

Total stockholders' equity                                            3,020,681
                                                                    -----------

Total liabilities and stockholders' equity                          $ 8,633,439
                                                                    ===========

                             See accompanying notes
F-1

                   Astrata Group Incorporated and Subsidiaries
                     (Formely Known As Cetalon Corporation)
               Condensed Consolidated Statements of Operations and
                        Other Comprehensive Income (Loss)
      For the Six Month Periods Ended August 31, 2004 and 2003 and for the
               Three Month Periods Ended August 31, 2004 and 2003

                                                       (Unaudited)                      (Unaudited)
                                               ----------------------------    ----------------------------
                                                 For the six months ended       For the three months ended
                                               ----------------------------    ----------------------------
                                                August 31,       August 31,      August 31,     August 31,
                                                   2004            2003            2004            2003
                                               ------------    ------------    ------------    ------------
Net Sales                                      $  6,937,321    $  4,623,926    $  3,671,642    $  2,149,152

Cost of goods sold                                4,174,141       2,934,018       2,254,120       1,262,537
                                               ------------    ------------    ------------    ------------

Gross profit                                      2,763,180       1,689,908       1,417,522         886,615

Selling, general and administrative expenses      4,328,113       1,294,259       2,027,883         720,528
Research and development                            521,247          51,789         374,217          29,030
                                               ------------    ------------    ------------    ------------

Operating (loss) income                          (2,086,180)        343,860        (984,578)        137,057
Other income (expense):
       Other income (expense)                       185,541          13,205         141,298          (4,030)
       Interest expense                             (14,010)         (2,958)         (7,954)         (1,308)
                                               ------------    ------------    ------------    ------------

Total other income (loss)                           171,531          10,247         133,344          (5,338)
                                               ------------    ------------    ------------    ------------
(Loss) income before provision for income
  taxes and minority interest                    (1,914,649)        354,107        (851,234)        131,719
Provision for income taxes                           50,844         (87,500)         93,185          32,750
                                               ------------    ------------    ------------    ------------

(Loss) income before minority interest           (1,965,493)        266,607        (944,419)         98,969

Minority interest                                    27,283           4,532          34,224          35,590
                                               ------------    ------------    ------------    ------------

Net (loss) income                              $ (1,938,210)   $    262,075    $   (910,195)   $     63,379
                                               ============    ============    ============    ============
Other comprehensive income (loss) and its
     components consist of the following:
       Net (loss) income                       $ (1,938,210)   $    262,075    $   (910,195)   $     63,379

       Foreign currency translation
       adjustment, net of tax                       (63,194)        125,370         (52,500)         81,000
                                               ------------    ------------    ------------    ------------

Other comprehensive (loss) income              $ (2,001,404)   $    387,445    $   (962,695)   $    144,379
                                               ============    ============    ============    ============
(Loss) income per common share:
       Basic                                   $      (0.19)   $       0.04    $      (0.09)   $       0.01
       Diluted                                 $      (0.19)   $       0.04    $      (0.09)   $       0.01
Weighted average common shares outstanding:
       Basic                                     10,400,000      10,400,000      10,400,000      10,400,000
       Diluted                                   10,400,000      10,400,000      10,400,000      10,400,000

                             See accompanying notes

                   Astrata Group Incorporated and Subsidiaries
                     (Formely Known As Cetalon Corporation)
                 Condensed Consolidated Statements of Cash Flows
            For the Six Month Periods Ended August 31, 2004 and 2003

                                                             (Unaudited)
                                                    --------------------------
                                                     For the six months ended
                                                    --------------------------
                                                     August 31,     August 31,
                                                        2004           2003
                                                    -----------    -----------
Cash flow from operating activities:
Net (loss) income                                    (1,938,210)       262,075
Adjustments to reconcile net (loss) income to net
cash (used in) provided by operating activities:
       Depreciation and amortization                    261,518         29,995
       Issuance of stock for services                   519,737             --
       Issuance of stock for reorganization             954,294             --
       Minority interest                                114,159             --
Changes in operating assets and liabilities:
       Accounts receivable                              510,957       (222,270)
       Inventories                                   (1,172,904)       (78,572)
       Other assets                                     (31,573)           (68)
       Accounts payable and accrued expenses            607,542        306,876
       Deferred tax liability                           (40,000)            --
                                                    -----------    -----------

Net cash (used in) provided by operating
 activities                                            (214,480)       298,036

Cash flows from investing activities:
Purchase of property and equipment                     (255,105)       (96,160)
Cash of acquired company                                678,608             --
                                                    -----------    -----------

Net cash provided by (used in) investing
  activities                                            423,503        (96,160)

Cash flows from financing activities:
Repayments on notes payable                             (10,400)        (1,584)
                                                    -----------    -----------

Net cash (used in) by financing activities              (10,400)        (1,584)

Effect of changes in foreign currency in
  exchange rates on  cash and cash equivalents          (63,194)       125,370

Net increase in cash and cash equivalents               135,429        325,662

Cash and cash equivalents at beginning of period        264,067        279,508
                                                    -----------    -----------

Cash and cash equivalents at end of period          $   399,496    $   605,170
                                                    ===========    ===========
Cash flow information:
Cash during the periodpaid for:
       Interest                                     $    14,010    $     1,308
       Income taxes                                 $    75,849    $    52,177

Pre August 2, 2004 condensed assets (excluding cash), liabilities and equity of Astrata Technologies, not included above, is as follows:

       Assets                                       $   739,132
       Liabilities                                  $   193,802
       Minority Interest                            $   175,094
       Equity                                       $ 1,048,844

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



Since the business combinations described in below were nontaxable transactions, the tax basis of identifiable intangible assets that arise in purchase accounting is zero. A $535,000 deferred tax liability, which has been charged to goodwill, has been reflected in the accompanying consolidated financial statements to account for the tax effect of the non-deductible amortization of identifiable intangible assets (other than purchased in-process research and development, which was expensed on a pre-tax basis at acquisition). The deferred tax liability is relieved by crediting deferred income tax expense as the related assets are amortized for financial reporting purposes. Thus, the above purchase price allocations resulted in total goodwill of approximately $1,318,000.

Goodwill is not deductible for income tax purposes under the tax laws of either the Republic of South Africa or the United States of America.



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



As a result of the above, the Company reported a net loss of approximately $0.9 million or $0.08 per common share for the three months ended August 2004 compared to a net loss of approximately $0.1 million or $0.09 per common share for the three months ended August 2003.



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



The Registrant issued an additional 156,000 post-Effective Date shares of common stock to the Trust for distribution pursuant to the terms of the Plan (62,400 shares for pro rata distribution to Class 2 creditors and 93,600 shares for other creditors and Trust expenses) and an additional 1,560,000 post-Effective Date shares of common stock to certain administrative note holders in satisfaction of $52,663 of administrative claim notes payable and accrued interest. The Registrant also issued 609,000 post-Effective Date shares of common stock in satisfaction of approximately $520,000 of administrative fees.



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