Form 10KSB/A
period 2003-05-31
ASTRATA GROUP INC
filed 2004-11-24
CIK 1071157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)

[X]  Annual report under Section 13 OR 15(d) of the Securities Exchange Act of
     1934

For the fiscal year ended May 31, 2002 and 2003

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _________

Commission File Number 000-32475

                           Astrata Group Incorporated
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                 Nevada                                   84-1408762
 --------------------------------------        ---------------------------------
     (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

1801 Century Park East, Suite 1830, Los Angeles, California         90067-2320
-----------------------------------------------------------         ----------
         (Address of principal executive offices)                   (Zip Code)

                                 (310) 843-3600
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:      None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.0001 par value
--------------------------------------------------------------------------------
                                (Title of Class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State issuer's revenues for its most recent fiscal year. The issuer had no revenues for its fiscal year ended May 31, 2003.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. Based on the closing sale price of $0.0001 on May 26, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,400, as of the day prior to the filing of the 10-KSB that is being amended hereby.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

     Yes [X]  No [ ]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. On May 26, 2004, as of the day prior to the filing of the 10-KSB that is being amended hereby. There were 13,997,489 shares of the Registrant's Common Stock outstanding.

      The purpose of this Amended Annual Report on Form 10-KSB/A is to file the proper Report of the Company's Registered Public Accounting Firm for the fiscal years ended May 31, 2002, and 2003. A draft copy of the report had been inadvertently filed with the Annual Report on Form 10-KSB for such fiscal years on May 27, 2004.

ITEM 7. FINANCIAL STATEMENTS

                           ASTRATA GROUP INCORPORATED
              (THEN KNOWN AS CETALON CORPORATION AND SUBSIDIARIES)
                             (Debtor-In-Possession)
                        Consolidated Financial Statements
                      As of May 31, 2003 and 2002 For each
                of the Two Years in the Period Ended May 31, 2003

                                TABLE OF CONTENTS

                                                                           PAGE

Report of Independent Auditors                                             5

                   Report of Registered Public Accounting Firm

To the Board of Directors

Cetalon Corporation and Subsidiaries (Debtor in Possession)

We have audited the accompanying consolidated balance sheets of Cetalon Corporation and Subsidiaries (Debtor in Possession) as of May 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended May 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2003 and 2002, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recorded losses for the years ended May 31, 2003 and 2002 and has filed for relief under bankruptcy. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kelly & Company
Costa Mesa, California
May 25, 2004

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRATA GROUP INCORPORATED (then known as Cetalon Corporation)

By:    /S/ ANTHONY J. HARRISON
       ------------------------------------
       Anthony J. Harrison
       Chief Executive Officer
       November 24, 2004


By:    /S/ MARTIN EULER
       ------------------------------------
       Martin Euler
       Chief Financial Officer
       November 24, 2004

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                   Title                Date
        ----------------------------        ---------        -----------------
/S/ TREVOR VENTER                            Director        November 24, 2004
------------------------------------
    Trevor Venter

/S/ SANDY BORTHWICK                          Director        November 24, 2004
------------------------------------
    Sandy Borthwick

/S/ TERRY MACKEY                             Director        November 24, 2004
------------------------------------
    Terry Mackey