Form 10QSB
period 2004-11-30
ASTRATA GROUP INC
filed 2005-01-13
CIK 1071157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended November 30, 2004

                           ASTRATA GROUP INCORPORATED
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                                     NEVADA
                 ----------------------------------------------
                 (State or Other Jurisdiction of Incorporation)

                   000-32475                            84-1408762
           ------------------------          --------------------------------
           (Commission File Number)          (IRS Employer Identification No.)

1801 CENTURY PARK EAST, SUITE 1830, LOS ANGELES, CALIFORNIA        90067-2320
--------------------------------------------------------------------------------
           (Address of Principal Executive Offices)                (Zip Code)

                                 (310) 282-8646
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

          -------------------------------------------------------------
          (Former Name or Former Address, If Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

10,863,029 SHARES OF COMMON STOCK OUTSTANDING AS OF JANUARY 7, 2005.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                TABLE OF CONTENTS

Part I - Financial Information                                                  Page
     Item 1.     Condensed Consolidated Financial Statements (Unaudited):

                 Condensed Consolidated Balance Sheet as of November 30, 2004    F-1

                 Condensed Consolidated Statements of Operations and
                 Other Comprehensive Income (Loss) for the three month and
                 nine month periods ended November 30, 2004 and 2003             F-2

                 Condensed Consolidated Statements of Cash Flows for the

                 nine month periods ended November 30, 2004 and 2003             F-3

                 Notes to Condensed Consolidated Financial Statements            F-4

     Item 2.     Management's Discussion and Analysis of

                 Financial Condition and Results of Operations                     4

     Item 3.     Controls and Procedures                                          20

Part II - Other Information

     Item 1.     Legal Proceedings                                                21

     Item 2.     Unregistered Sales of Equity Securities and  Use of Proceeds     21

     Item 3.     Defaults Upon Senior Securities                                  21

     Item 4.     Submission of Matters to a Vote of Securities Holders            21

     Item 5.     Other Information                                                21

     Item 6.     Exhibits                                                         22

Signature Page

Index to Exhibits

Part I - Financial Information

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation, which (except for the "Merger Transaction" as defined herein) consisted only of normal recurring adjustments, have been included. Operating results for the interim period ended November 30, 2004 are not necessarily indicative of the results that can be expected for the full year.

                  ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                NOVEMBER 30, 2004

                                                                    (Unaudited)
                                                                   -------------
ASSETS
Current Assets:
       Cash and cash equivalents                                   $    862,923
       Trade and other receivables, net                               3,010,563
       Inventories, net                                               3,929,667
       Advances for acquisitions, net                                   345,657
       Other assets                                                      88,537
                                                                   ------------
Total current assets                                                  8,237,347

Property and equipment, net                                             938,511
Identifiable intangible assets, net                                   1,363,159
Goodwill                                                              1,381,224
Investment in and advances to affiliate                                  42,792
                                                                   ------------
Total assets                                                       $ 11,963,033
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses                       $  4,276,758
       Line of credit                                                 1,295,766
       Taxes payable                                                    383,980
       Deferred tax liability- current portion                           89,000
       Liability for foreign exchange loss                              182,000
       Notes payable to shareholders                                  1,685,518
       Advance from shareholder                                          41,378
       Current portion of long term liabilities                          65,924
                                                                   ------------
Total current liabilities                                             8,020,324

Long term liabilities                                                   443,086
Deferred tax liability-non-current                                      329,000
                                                                   ------------
Total liabilities                                                     8,792,410
                                                                   ------------
Minority interest                                                     1,683,497
Commitments and contingencies
Stockholders' equity:
       Preferred stock, $0.0001 Par value,
       10,000,000 shares authorized,
       none issued or outstanding                                            --
       Common stock, $0.0001 par value,
       50,000,000 shares authorized,
       10,400,000 issued and outstanding                                  1,040
       Additional paid-in capital                                     4,561,835
       Accumulated deficit                                           (3,256,116)
       Accumulated other comprehensive income                           180,367
                                                                   ------------
Total stockholders' equity                                            1,487,126
                                                                   ------------
Total liabilities and stockholders' equity                         $ 11,963,033
                                                                   ============

    See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
PAGE F-1

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                       OTHER COMPREHENSIVE INCOME (LOSS)
                   FOR THE NINE MONTH AND THREE MONTH PERIODS
                      ENDED NOVEMBER 30, 2004 AND 2003 AND

                                                       (Unaudited)                     (Unaudited)
                                               ----------------------------    ----------------------------
                                                For the nine months ended       For the three months ended
                                               ------------    ------------    ----------------------------
                                                November 30,   November 30,    November 30,    November 30,
                                                    2004           2003            2004            2003
                                               ------------    ------------    ------------    ------------
Net Sales                                      $ 11,068,809    $  7,392,622    $  4,131,488    $  2,800,001

Cost of goods sold                                6,657,486       4,600,174       2,483,345       1,697,554
                                               ------------    ------------    ------------    ------------

Gross profit                                      4,411,323       2,792,448       1,648,143       1,102,447

Selling, general and administrative expenses      6,599,346       2,000,080       2,271,233         698,580
Research and development                            904,252          84,020         383,005          32,661
                                               ------------    ------------    ------------    ------------

Operating (loss) income                          (3,092,275)        708,348      (1,006,095)        371,206

Other income (expense):
       Other income (expense)                       237,309          18,015          79,250          10,729
       Interest expense                            (118,982)         (3,807)       (104,972)           (810)
       Unrealized foreign exchange loss            (182,000)             --        (182,000)             --
                                               ------------    ------------    ------------    ------------

Total other income (loss)                            63,673          14,208        (207,722)          9,919
                                               ------------    ------------    ------------    ------------

(Loss) income before provision for income
  taxes and minority interest                    (3,155,948)        722,556      (1,213,817)        381,125

Provision for income taxes                          149,464         227,280          98,620         128,475
                                               ------------    ------------    ------------    ------------

(Loss) income before minority interest           (3,305,412)        495,276      (1,312,437)        252,650

Equity in net earnings of affiliate                  39,025              --          11,543              --
Minority interest                                    26,632          17,013            (651)             --
                                               ------------    ------------    ------------    ------------

Net (loss) income                              $ (3,239,755)   $    512,289    $ (1,301,545)   $    252,650
                                               ============    ============    ============    ============

Other comprehensive income (loss) and
its components consist of the following:

       Net (loss) income                       $ (3,239,755)   $    512,289    $ (1,301,545)   $    252,650

       Foreign currency translation
       adjustment, net of tax                      (330,204)        385,863        (267,010)       (113,715)
                                               ------------    ------------    ------------    ------------

Other comprehensive income (loss)              $ (3,569,959)   $    898,152    $ (1,568,555)   $    138,935
                                               ============    ============    ============    ============

Income (loss) per common share:

       Basic                                   $      (0.31)   $       0.05    $      (0.13)   $       0.02
       Diluted                                        (0.31)           0.05           (0.13)           0.02

Weighted average common shares outstanding:

       Basic                                     10,400,000      10,400,000      10,400,000      10,400,000
       Diluted                                   10,400,000      10,400,000      10,400,000      10,400,000

     See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
PAGE F-2

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTH PERIODS ENDED NOVEMBER 30, 2004 AND 2003

                                                            (Unaudited)
                                                     --------------------------
                                                      For the nine months ended
                                                     --------------------------
                                                     November 30,   November 30,
                                                        2004            2003
                                                     -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:

Net (loss) income                                    $(3,239,755)   $   512,289
Adjustments to reconcile net (loss) income to
net cash provided by (used in) operating activities:
       Depreciation and amortization                     420,583        236,196
       Issuance of stock for services                    519,737             --
       Issuance of stock for reorganization              954,294             --
       Equity in net earnings of affiliate               (39,025)            --
       Minority interest                                  76,590      1,479,339
       Deferred income taxes                             (67,000)       (28,000)
       Unrealized foreign exchange loss                  182,000             --
Changes in operating assets and liabilities:

       Accounts receivable                              (593,108)    (1,277,441)
       Inventories                                    (2,282,802)      (524,802)
       Other assets                                      (58,463)          (201)
       Deferred tax liability                                 --        292,000
       Accounts payable and accrued expenses           1,856,588      1,201,285
                                                     -----------    -----------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES   (2,270,361)     1,890,665

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                      (651,035)      (318,185)
Investment in affiliates                                  (3,767)    (2,000,000)
Advances for acquisitions                               (345,657)            --
Cash of acquired company                                 678,608             --
                                                     -----------    -----------

NET CASH (USED IN) INVESTING ACTIVITIES                 (321,851)    (2,318,185)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable                              153,152         73,815
Proceeds from notes payable to shareholders            2,096,896        600,000
Proceeds from line of credit, net                      1,295,766             --
Repayments on notes payable                              (24,542)       (21,234)
                                                     -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES              3,521,272        652,581

Effect of foreign currency exchange rate
       changes on cash and cash equivalents             (330,204)       321,145

Net increase in cash and cash equivalents                598,856        546,206

Cash and cash equivalents at beginning of period         264,067        279,508
                                                     -----------    -----------

Cash and cash equivalents at end of period           $   862,923    $   825,714
                                                     ===========    ===========

Cash paid for:
       Interest                                      $    28,482    $     1,807
       Income taxes                                      152,919        286,345

See footnotes for noncash investing and financing activities.

Pre August 2, 2004 condensed assets (excluding cash), liabilities and equity of Optron Technologies Inc., not included above are as follows:

       Assets                                        $   739,132
       Liabilities                                       193,802
       Minority interest                                 175,094
       Equity                                          1,048,844

     See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
PAGE F-3

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

On January 15, 2003, Cetalon Corporation ("Cetalon") filed a petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, Los Angeles Division (the "Bankruptcy Court"), Case No. LA 03-11306-VZ. After a hearing on May 27, 2004, the Bankruptcy Court entered an order confirming Cetalon's Second Amended Disclosure Statement and Plan of Reorganization (the "Plan") followed by confirmation of the Plan by the Bankruptcy Court on May 28, 2004. On June 8, 2004, the Plan became effective (the "Effective Date"), and the Cetalon Corporation Liquidating Trust (the "Trust") was created.

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

Under the terms of the Plan, effective August 2, 2004 Cetalon combined with (i) Cadogan Investments Limited ("Cadogan"), a London-based company that owns Astrata South Africa (Pty) Limited, a South African company ("Astrata SA"); and
(ii) Optron Technologies, Inc. ("Optron Technologies"), a Nevada corporation (collectively, the "Merger Transaction"). The subsidiaries of Optron Technologies, which have only been established very recently, are located in Singapore, Malaysia, Brunei and England . As of August 2, 2004, Optron Technologies was merged into Cetalon and the subsidiaries of Optron Technologies became subsidiaries of Cetalon.

The Company (as defined below in "Reverse Merger Accounting") issued (i) approximately 6,275,000 post-Effective Date common shares to the shareholders of Cadogan, and (ii) 1,800,000 post-Effective Date common shares to the stockholders of Optron Technologies in exchange for 100% ownership of those two entities. The Company issued an additional 156,000 post-Effective Date shares of common stock to the Trust for distribution pursuant to the terms of the Plan (62,400 shares for pro rata distribution to Class Two creditors, and 93,600 shares for other creditors and Trust expenses). The Company also issued 609,000 post-Effective Date shares of common stock in satisfaction of approximately $520,000 of bankruptcy administrative fees. Lastly, the Company issued an additional 1,560,000 post-Effective Date shares of common stock in satisfaction of approximately $53,000 of administrative-claim notes payable and accrued interest.

--------------------------------------------------------------------------------
PAGE F-4

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

ORGANIZATION (continued)

As a result of the cancellation of all pre-petition equity instruments and the issuance of the post-Effective Date common shares of Cetalon, a change in control occurred.

On December 16, 2004, the Bankruptcy Court closed the Cetalon Chapter 11 case.

REVERSE MERGER ACCOUNTING

Because of the structure of the Merger Transaction, Cetalon's acquisition of Cadogan (including its subsidiary) and Optron Technologies was accounted for as a "reverse merger" by Cetalon because the stockholders of Cadogan and Optron Technologies, as the legal acquirees, obtained more than 50% voting control of Cetalon, the legal acquiror. Since the shareholders of Cadogan obtained more than 50% voting control of Cetalon, for accounting purposes Cadogan has been treated as the continuing reporting entity and as the accounting acquiror in the Merger Transaction. This accounting treatment resulted in Cetalon adopting the February 28 fiscal year-end of Cadogan. In connection with the transactions described above, on August 3, 2004 Cetalon changed its name to Astrata Group Incorporated ("Astrata Group"). The Astrata Group and all of its majority-owned subsidiaries are sometimes hereinafter collectively referred to as "the Company".

Subsequent to the closing of the Merger Transaction, the historical consolidated statements of operations are those of the Astrata Group and its majority-owned subsidiaries. The consolidated balance sheets consist of the net assets of the aforementioned entities (including majority-owned subsidiaries since their acquisition dates) reported at historical cost. All capital stock shares and amounts and per share data have been retroactively restated to reflect the exchange ratio in the Merger Transaction.

NATURE OF OPERATIONS

The Company, which is in the telematics and Global Positioning System ("GPS") industry, is focused on advanced location-based IT products and services that combine positioning, wireless communications, and information technologies. GPS positioning is based on a technique that precisely measures distances from four or more satellites. The satellites continuously transmit precisely timed radio signals using extremely accurate atomic clocks. A GPS receiver measures distances from the satellites in view by determining the travel time of a signal from the satellite to the receiver, and uses those distances to compute its position. The positional data acquired from the GPS satellites are transmitted in real time using data links over cellular telephone networks, or satellite communication when a cellular network is not available.

--------------------------------------------------------------------------------
PAGE F-5

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

NATURE OF OPERATIONS (continued)

The Company provides advanced positioning products, as well as monitoring and airtime services to industrial, commercial, governmental entities, academic/research institutions, and professional customers in a number of markets including surveying, utility, construction, homeland security, military, intelligence, mining, agriculture, marine, public safety, and transportation. The Company owns a research and development facility with thirteen years of experience in position and wireless communication technology that has delivered more than 80,000 GPS/GSM fleet management products to customers. GSM (Global System for Mobiles) is the dominant cellular telephone standard currently developed throughout the world.

A major portion of the Company's business is the application of GPS positioning technology to terrestrial applications. GPS is a system of twenty-four orbiting satellites and associated ground control that is funded and maintained by the United States Government; this system has been fully operational since March 1995. A significant reduction in the number of operating satellites would impair the current ability of the GPS system, and the growth of existing and potential market opportunities. In addition, the United States Government may not remain committed to the operation and maintenance of the GPS satellites over an extended period, and the policy of the United States Government for the world-wide use of GPS without charge may change.

Since some of the Company's sales and purchasing transactions are denominated in currencies other than the South African Rand, the Company is exposed to foreign currency risk. Astrata SA purchases forward foreign exchange contracts to cover certain product - purchase transactions denominated in U.S. dollars. See Note 2 for additional information.

Under  the  currency  controls  of  the  Republic  of  South  Africa,   overseas
remittances are subject to the review and approval of the Central Banking Authorities.

--------------------------------------------------------------------------------
PAGE F-6

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

BASIS OF PRESENTATION

Management of the Company has prepared, without audit, the accompanying condensed consolidated financial statements for the three and nine-month periods ended November 30, 2004 and 2003. The information furnished has been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting. Accordingly, certain disclosures normally included in a complete set of financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included and are (except for the Merger Transaction described above) only of a normal recurring nature. The results of operations for the nine months ended November 30, 2004 are not necessarily indicative of the results of operations for the year ending February 28, 2005.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company's consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company's management, who is responsible for their integrity and objectivity. These accounting policies conform to GAAP in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Astrata Group Inc., and its majority-owned subsidiaries in which it has a controlling financial interest. All significant intercompany transactions and balances have been eliminated in consolidation.

Equity investments in which the Company owns at least 20% of the voting interest, or otherwise exercises significant influence over the investee, but in which the Company does not have a controlling financial interest are accounted for using the equity method.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist of raw materials, work in process and finished goods. Market is determined by comparison with recent sales or estimated net realizable value.

--------------------------------------------------------------------------------
PAGE F-7

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

INVENTORIES (continued)

Net realizable value is based on management's forecasts for sales of the Company's products and services in the ensuing years and/or consideration and analysis of changes in the customer base, product mix, or other issues that may impact the estimated net realizable value. Should the demand for the Company's products and/or services prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than reflected in the accompanying condensed consolidated balance sheet.

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

Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to sell such assets (as defined). As a result, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's condensed consolidated financial statements with respect to any future disposal decisions. As of November 30, 2004, management has determined that no such impairment exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's services and products will continue which could result in impairment of long-lived assets in the future.

--------------------------------------------------------------------------------
PAGE F-8

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

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

INTANGIBLE ASSETS

SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized, but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives. SFAS No. 142 provides specific guidance for testing goodwill and identifiable intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. The principal effect of SFAS No. 142 on the Company's accompanying consolidated financial statements is that the goodwill described in Note 5 is not required to be amortized.

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

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents (and customer acceptance criteria, when applicable), are used to verify delivery. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectibility based primarily on the credit worthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history.

--------------------------------------------------------------------------------
PAGE F-9

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

REVENUE RECOGNITION (continued)

The Company's orders are generally shipped free-on-board ("FOB") destination, which means that such orders are not recognized as revenue until the product is delivered and title has transferred to the buyer. FOB destination means that the Company bears all costs and risks of loss or damage to the goods prior to their delivery.

Revenue from distributors and resellers is recognized upon delivery, assuming that all other criteria for revenue recognition have been met. Distributors and resellers do not have a right of return.

When a sale involves multiple elements, the arrangement fee is allocated to each respective element based on its relative estimated fair value and recognized when revenue recognition criteria for each element are met. The amount of product revenue allocated to an individual element is limited to the lesser of its relative estimated fair value or the amount not contingent on the Company's delivery of other elements under the arrangement, regardless of the probability of the Company's performance.

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

RESEARCH AND DEVELOPMENT COSTS

Research and development costs relating to GPS positioning hardware and software systems including the Astrata Geo-Location Platform (the "GLP") to be sold or otherwise marketed that are incurred before technological feasibility of the product has been established and after general release of the product to customers are expensed as incurred. The Company incurred approximately $904,000 and $84,000 of research and development expenses during the nine-month periods ended November 30, 2004 and 2003, respectively. In addition, the Company incurred approximately $383,000 and $33,000 of research and development expenses during the three-month periods ended November 30, 2004 and 2003, respectively.

--------------------------------------------------------------------------------
PAGE F-10

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RESEARCH AND DEVELOPMENT COSTS (continued)

Company management believes that technological feasibility is not established until a beta version of the software product exists. Historically, costs incurred during the period from when a beta version is available until general release to the public have not been material. Accordingly, the Company has not capitalized any computer software development costs.

INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes", SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or the income tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid short-term investments, with original maturities of three months or less when purchased, to be cash equivalents.

CONCENTRATIONS

The financial instrument that potentially exposes the Company to a concentration of credit risk principally consists of cash. The Company places its cash with high credit financial institutions, principally in the Republic of South Africa. This country does not have any institutional depository insurance comparable to the United States, which insures bank balances up to $100,000. At November 30, 2004, the Company's bank balances approximated $1,186,000.

The Company does not require collateral from its customers, but performs ongoing credit evaluations of its customers' financial condition. Credit risk with respect to the accounts receivable is limited because of the large number of customers included in the Company's customer base and the geographic dispersion of those customers. The Company also performs periodic reviews of collectibility and provides an allowance for doubtful accounts receivable. Management considers the allowance for doubtful accounts receivable at November 30, 2004 of approximately $32,000 to be adequate.

--------------------------------------------------------------------------------
PAGE F-11

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CONCENTRATIONS (continued)

The following table lists suppliers with at least 10% of the Company's purchases for the indicated periods:

                                  NINE MONTHS ENDED             THREE MONTHS ENDED
           SUPPLIER                 NOV. 30, 2004        %         NOV. 30, 2004       %
-----------------------------  ---------------------    ----    -------------------   ---
Trimble Navigation Int'l Ltd.  $           3,461,000     38     $         1,227,000    34
-----------------------------  ---------------------    ----    -------------------   ---
Siemens Ltd.                                 892,000     10                 364,000    10
-----------------------------  ---------------------    ----    -------------------   ---

USE OF ESTIMATES

The Company prepares its consolidated financial statements in conformity with GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include revenue recognition, the allowance for uncollectible receivables, the net realizable value of inventories, and the realization of long-lived assets. Actual results could differ from those estimates.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company records all derivative financial instruments in the condensed consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in the results of operations or in stockholders' equity as a component of accumulated other comprehensive income, depending on whether the derivative instrument qualifies for hedge accounting as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and related interpretations. Changes in the fair value of derivatives not qualifying for hedge accounting are included in the results of operations as they occur.

FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

The carrying amount of the Company's trade accounts receivable, trade accounts payable, accrued expenses, and line of credit approximates their estimated fair values due to the short-term maturities of those financial instruments. In the opinion of management, the fair value of payables to related parties cannot be estimated without incurring excessive costs; for that reason, the Company has not provided such disclosure. Other information about related-party liabilities (such as the carrying amount, the interest rate, and the maturity date) is provided, where applicable, elsewhere in these notes to the condensed consolidated financial statements.

--------------------------------------------------------------------------------
PAGE F-12

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SEGMENT INFORMATION

The Company discloses information regarding segments in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting of financial information about operating segments in annual financial statements, and requires reporting selected information about operating segments in interim financial reports (See
Note 12).

TRANSLATION OF FOREIGN CURRENCIES

The Company uses the U.S. dollar as its functional currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average rates prevailing during the periods presented. In accordance with SFAS No. 52, "Foreign Currency Translation," such adjustments are reported as a component of stockholders' equity.

RECLASSIFICATIONS

Certain prior period information has been reclassified to conform with the current period's presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

--------------------------------------------------------------------------------
PAGE F-13

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

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

As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows:
(a) For interests in special-purpose entities ("SPEs"): periods ended after December 15, 2003; and (b) For all other VIEs: periods ended after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. Management has concluded that the Company does not have an interest in any SPEs, and is evaluating the other effects of FIN No. 46 (as amended) on its future consolidated financial statements.

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

--------------------------------------------------------------------------------
PAGE F-14

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. In Chapter 4 of ARB 43, paragraph five previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period  charges...." SFAS No. 151 requires that such items be recognized as current-period expenses, regardless of whether they meet the criterion of "so abnormal" (an undefined term). This pronouncement also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred in years beginning after June 15, 2005.

--------------------------------------------------------------------------------
PAGE F-15

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

In December 2004, the FASB issued SFAS No. 123-R, "Share-Based Payment", which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No.123-R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value-based model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method.

SBI's are required to apply SFAS No. 123-R in the first interim or annual reporting period that begins after December 15, 2005. Thus, the Company's consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after February 28, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67." The American Institute of Certified Public Accountants (the "AICPA") concurrently issued Statement of Position ("SOP") 04-2 entitled "Accounting for Real Estate Time-Sharing Transactions." SFAS No. 152 amends SFAS No. 66 to reference the accounting and reporting guidance in SOP 04-2. As amended, SFAS No. 67 states that its guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions; these matters will now be governed by SOP 04-2. SFAS No. 152 and SOP 04-2 are effective for years beginning after June 15, 2005.

--------------------------------------------------------------------------------
PAGE F-16

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

In December  2004,  the FASB issued SFAS No.  153,  "Exchanges  of  Non-monetary
Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured using the estimated fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for non-monetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for non-monetary exchanges in fiscal periods beginning after June 15, 2005.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. INVENTORY

Inventories consisted of the following as of November 30, 2004:

             Raw materials                         $ 1,549,507
             Work-in-process                           239,027
             Finished goods                          2,155,060
             Inventory markdowns                       (13,927)
                                                   -----------
                                                   $ 3,929,667
                                                   ===========

4. PROPERTY AND EQUIPMENT

Property and equipment (net of accumulated depreciation and amortization) consisted of the following as of November 30, 2004:

            Vehicles                                  $ 54,052
            Leasehold improvements                      45,101
            Furniture and fittings                     135,394
            Workshop equipment                         165,074
            Office equipment                            23,576
            Computer equipment                         515,314
                                                      --------
                                                      $938,511
                                                      ========

See Note 12 for additional information.

--------------------------------------------------------------------------------
PAGE F-17

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

5. ACQUISITIONS

In order to allocate the purchase price of the acquisitions described below, the Company engaged a third-party valuation firm based in the United States of America to estimate the fair value of the acquirees' net assets. Based on these independent valuations, the purchase price allocations as of the effective dates of the transactions discussed in this note are summarized below:

       Accounts receivable, net                           $ 1,546,190
       Property and equipment, net                            185,348
       Inventory and other assets                           2,026,868
       Customer relationships                               1,660,617
       Completed technologies                                 109,998
       In-process research and development                    102,578
       Other identifiable intangible assets                    14,208
       Preliminary goodwill (see below)                       846,224
       Less liabilities assumed                            (2,492,031)
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

Since the business combinations described below were nontaxable transactions, the tax basis of identifiable intangible assets that arise in purchase accounting is zero. A $535,000 deferred tax liability, which has been charged to goodwill, has been reflected in the condensed consolidated balance sheet to account for the estimated tax effect of the non-deductible amortization of identifiable intangible assets (other than purchased in-process research and development, which was expensed on a pre-tax basis at acquisition). The deferred tax liability is relieved by crediting deferred income tax expense as the related assets are amortized for financial reporting purposes. Thus, the above purchase price allocations resulted in total goodwill of approximately $1,381,000.

Goodwill is not deductible for income tax purposes under the tax laws of either the Republic of South Africa or the United States of America.

--------------------------------------------------------------------------------
PAGE F-18

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

5. ACQUISITIONS (continued)

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

         Accounts receivable, net                        $ 1,303,294
         Property and equipment, net                         130,245
         Inventory and other assets                        1,613,364
         Customer relationships                              795,329
         Other identifiable intangible assets                 14,208
         Preliminary goodwill (see above)                    143,477
         Less liabilities assumed                         (1,999,917)
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

--------------------------------------------------------------------------------
PAGE F-19

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

5. ACQUISITIONS (continued)

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

             Accounts receivable, net                   $   242,896
             Property and equipment, net                     55,103
             Inventory and other assets                     413,504
             Customer relationships                         865,288
             Completed technologies                         109,998
             In-process research and development            102,578
             Preliminary goodwill (see above)               702,747
             Less liabilities assumed                      (492,114)
                                                        -----------
                                                        $ 2,000,000
                                                        ===========

             Consideration:
                 Cash                                       600,000
                 Redeemable preferred stock               1,400,000
                                                        -----------
                                                        $ 2,000,000
                                                        ===========

Management has concluded that the above in-process research and development ("R&D") asset did not have any alternative future use as of November 1, 2003. Thus, the estimated fair value of approximately $103,000 allocated to in-process R&D in the purchase accounting was immediately expensed.

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

--------------------------------------------------------------------------------
PAGE F-20

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

5. ACQUISITIONS (continued)

ASTRATA SYSTEMS (PTY) LTD. (continued)

As amended in June 2004, the merger agreement with Astrata Systems (the "Agreement") provides that the agreed-upon total purchase price is comprised of the following:

         $2 million, which was satisfied by (a) paying $600,000 in cash and (b) the Subsidiary issuing 1.4 million shares of its non-voting redeemable preferred stock with a par value of R6.8236/share (the "initial preferred shares"); plus approximately $72,000 of additional consideration, which was satisfied by the Subsidiary issuing 71,776 additional shares of non-voting redeemable preferred stock with a par value of R6.8236/share.

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

Under the terms of the Agreement, the significant rights and privileges of the Subsidiary's non-voting redeemable preferred stock are as follows:

        The initial preferred shares accrue dividends at an annual rate of 2%, and are redeemable at the option of the stockholders in annual increments from November 2004 to November 2007 at 100% of the par value. The liquidation preference of the initial preferred shares is equal to the par value until August 30, 2008; thereafter, the liquidation preference increases to 125% of the par value.

The Company has reported the Subsidiary's preferred stock described above as minority interest in the accompanying condensed consolidated balance sheet.

6.  LINE OF CREDIT

Astrata SA has secured a line of credit for use in its South Africa operations. This line of credit is secured by certain trade accounts receivable and allows for funding up to approximately $1.7 million based on current invoices. Interest on the outstanding balance is charged at the current prime rate (11% as of November 30, 2004). The Company has drawn approximately $1.3 million on the line of credit as of November 30, 2004.

--------------------------------------------------------------------------------
PAGE F-21

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

7. NOTES PAYABLE TO RELATED PARTIES

In September 2004, Astrata Group entered into a series of agreements, pursuant to which a stockholder (who then beneficially owned approximately 5.5% of Astrata Group's outstanding common stock) lent $1.5 million to the Company, as an unsecured note payable. Under the amended loan agreement described in the following paragraph, the principal is due upon fifteen days' written demand, but no later than June 30, 2005. Interest at the rate of 15%, compounded annually, is due and payable concurrently with the principal. Astrata Group granted the stockholder two-year warrants (which vested and became fully exercisable on the grant date) to purchase up to 48,000 shares of Astrata Group's common stock at an exercise price of $2.00 per share. In connection with granting the warrants, Astrata Group also provided certain registration rights for the shares underlying the warrants and for those shares then owned by the stockholder for a period not to exceed five years. The agreement to register such stock with the SEC does not require any specific deadlines or financial penalties relating to the filing or effectiveness of a registration statement that registers any of the stockholder's shares. The transaction described above constituted an exempt offering under Rule 506 of Regulation D to a single accredited investor.

As of November 30, 2004, Astrata Group and the holder amended the promissory note described in the preceding paragraph. Subject to the earlier demand for repayment, the holder was granted the option to convert any or all of the principal and interest into shares of the Company's common stock at a conversion price of $5.00, subject to certain adjustments and anti-dilution provisions. The holder's conversion privilege expires when the Company has privately issued its common stock for an aggregate of at least $10 million. In connection with such amendment, the Company also granted warrants (which vested and became fully exercisable on the grant date) to the holder to purchase up to 32,000 shares of the Company's common stock with an exercise price of $5.00 per share.

In October 2004, Astrata Group entered into an agreement pursuant to which a stockholder agreed to lend $600,000 to the Company, as an unsecured credit facility. As of November 30, 2004, the Company has drawn approximately $556,000 against this facility. The principal is payable in equal installments commencing February 1, 2005 and every six months thereafter. The note accrues interest at 3% above the prime rate, and is payable quarterly in arrears. The note has no prepayment penalty and may be paid in full before the due date.

See Note 13 for additional information regarding the transaction described in the preceding paragraph.

In November 2004, Astrata Group accepted an unsecured advance from an officer/stockholder in the amount of $41,378. This advance accrues interest at 3% above LIBOR and is payable in full on March 1, 2005 with no prepayment restrictions.

--------------------------------------------------------------------------------
PAGE F-22

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

8. EQUITY TRANSACTIONS

PREFERRED STOCK OF THE COMPANY

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The preferred shares do not have any voting rights or liquidation preference. As of November 30, 2004, no shares of preferred stock were issued or outstanding, nor has any class of preferred stock been designated.

ISSUANCE OF PREFERRED STOCK BY SUBSIDIARY

During the year ended February 29, 2004, a wholly-owned subsidiary of the Company issued approximately 1.5 million shares of non-voting redeemable preferred stock in connection with an acquisition; see Note 5 for additional information.

ISSUANCE OF COMMON STOCK

The Company issued (i) approximately 6,275,000 post-Effective Date common shares to the shareholders of Cadogan, and (ii) 1,800,000 post-Effective Date common shares to the stockholders of Optron Technologies in exchange for 100% ownership of those two entities. The Company issued an additional 156,000 post-Effective Date shares of common stock to the Trust for distribution pursuant to the terms of the Plan (62,400 shares for pro rata distribution to Class Two creditors, and 93,600 shares for other creditors and Trust expenses). The Company also issued 609,000 post-Effective Date shares of common stock in satisfaction of approximately $520,000 of bankruptcy administrative fees. Lastly, the Company issued an additional 1,560,000 post-Effective Date shares of common stock in satisfaction of approximately $53,000 of administrative-claim notes payable and accrued interest.

9. OTHER RELATED PARTY TRANSACTIONS

The Company currently leases facilities from an entity controlled by two directors of a Company subsidiary under cancelable operating leases expiring in 2007. The annual rent is subject to adjustment based on the terms of the leases. The condensed consolidated statements of operations include expenses from these operating leases of approximately $123,000 and $11,000 for the nine-month periods ended November 30, 2004 and 2003, respectively; and approximately $55,000 and $11,000 for the three-month periods ended November 30, 2004 and 2003, respectively.

--------------------------------------------------------------------------------
PAGE F-23

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

10.  INVESTMENT IN AFFILIATE

In October 2003, Astrata SA (a wholly-owned subsidiary of the Company) entered into an agreement with Barloworld Equipment (Pty) Limited ("Barloworld"), the exclusive distributor for Caterpillar Corporation in South Africa. Such agreement established a corporate entity, Barloworld Optron Technologies (Pty) Limited ("BOT"), which is owned 50% each by Barloworld and Astrata SA. Barloworld's core business is the sale, rental, service and maintenance of new and used Caterpillar commercial equipment and related parts in South Africa and certain other African countries. The principal business of BOT is the supply of products and services to the mining industry in southern Africa.

BOT's initial capitalization principally consisted of interest-bearing loans by the stockholders represented by (i) a contribution of inventory by Astrata SA with an agreed-upon value of approximately $200,000 and (ii) an equal amount in cash to be provided by Barloworld as needed for working capital requirements.

Since Astrata SA does not own a majority voting interest in BOT and does not otherwise have a controlling financial interest therein, the Company accounts for its investment in BOT using the equity method of accounting. BOT has a September 30 fiscal year end.

Condensed unaudited financial information of BOT as of November 30, 2004 and for the nine month and three month periods then ended is presented below.

Current assets                              $993,893
Other assets                                  27,182
Payable to stockholders                      319,240
Other liabilities                            608,626
Equity                                        93,209

                                         9 MONTHS ENDED      3 MONTHS ENDED
                                         NOV. 30, 2004       NOV. 30, 2004
                                         ----------------------------------
Sales                                     $1,088,104          $  464,597
Cost of goods sold                           640,372             310,749
                                          ----------          ----------
Gross margin                                 447,732             153,848
Operating expenses                           316,114             100,379
                                          ----------          ----------
Operating income                          $  131,618          $   53,469
                                          ==========          ==========

Net income                                $   78,049          $   23,085
                                          ==========          ==========
Equity distributions                      $       --          $       --
                                          ==========          ==========

--------------------------------------------------------------------------------
PAGE F-24

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

11. OTHER COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

From time to time, the Company may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations or discrimination or breach of contract actions incidental to the normal operations of the business. The Company is not currently involved in any litigation which management believes could have a material adverse effect on its financial position or results of operations.

OPERATING LEASES

The Company occupies facilities under operating lease agreements expiring on various dates through August 2014. Certain leases include future rental escalations and renewal options. As of November 30, 2004, future minimum payments under operating leases approximated $176,000 for the three months ending February 28, 2005; and the following for the fiscal years ending February 28 listed below:

                           2006                  $ 582,000
                           2007                    433,000
                           2008                    268,000
                           2009                     94,000
                           2010                     94,000
                           Thereafter              414,000

OTHER MATTERS

See Note 13 for additional commitments.

--------------------------------------------------------------------------------
PAGE F-25

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

12. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

In the past, the Company has reported three segments: Geomatics, Machine Guidance Products and Telematics with Machine Guidance Products overlapping the other segments. After review, management has concluded that the overlap with the other segments had grown to such an extent that reporting Machine Guidance Products as a separate segment was no longer appropriate. Accordingly, these products were re-allocated between Geomatics and Telematics for segment reporting purposes.

The Company is operating in the following two reportable segments:

GEOMATICS

Products, accessories and services related to the business of measurement and setting out (i.e. Survey, Mapping and Geographic Information Systems) and precise position monitoring (such as scanning excavations and industrial plants). Also included within this segment are the machine guidance products, accessories and services related to the business of guiding, controlling and monitoring machinery, including moving machinery such as graders, dump trucks and drills as well as agricultural products which have tractor and crop-spraying guidance in them.

TELEMATICS

Products, accessories and services related to the business of remote monitoring of assets (including track-and-trace) whereby position, attributes, status and communication are involved.

--------------------------------------------------------------------------------
PAGE F-26

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

12. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION (continued)

Total assets, revenues and gross profit for each of the Company's reportable segments in addition to a reconciliation of the gross profit of the two segments to the Company's consolidated operating income or loss are presented below:

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2004:

                               GEOMATICS      TELEMATICS    CONSOLIDATED
                              ------------   ------------   ------------
Total assets                  $  9,439,991   $  2,523,042   $ 11,963,033
                              ============   ============   ============
Revenue                          8,734,362      2,334,447     11,068,809
Gross profit                     3,007,670      1,403,653      4,411,323
Operating expenses                                            (7,503,598)
                                                            ------------
Operating loss                                              $ (3,092,275)
                                                            ============

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2003:

                                 GEOMATICS     TELEMATICS   CONSOLIDATED
                                 -----------   -----------   -----------
Total assets                     $ 7,447,616   $ 1,314,745   $ 8,762,361
                                 ===========   ===========   ===========
Revenue                            6,077,931     1,314,691     7,392,622
Gross profit                       2,237,397       555,051     2,792,448
Operating expenses                                            (2,084,100)
                                                             -----------
Operating income                                             $   708,348
                                                             ===========

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004:

                                  GEOMATICS    TELEMATICS   CONSOLIDATED
                                ------------  ------------  ------------
Total assets                    $  9,439,991  $  2,523,042  $ 11,963,033
                                ============  ============  ============
Revenue                            3,483,247       648,239     4,131,486
Gross profit                       1,131,950       516,193     1,648,143
Operating expenses                                            (2,654,238)
                                                            ------------
Operating loss                                              $(1,006,095)
                                                            ============

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003:

                                 GEOMATICS     TELEMATICS   CONSOLIDATED
                                ------------  ------------  ------------
Total assets                    $  7,447,616  $  1,314,745  $  8,762,361
                                ============  ============  ============
Revenue                            2,067,761       732,240     2,800,001
Gross profit                         781,155       321,292     1,102,447
Operating expenses                                              (731,241)
                                                            ------------
Operating income                                            $    371,206
                                                            ============

--------------------------------------------------------------------------------
PAGE F-27

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

12. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION (continued)

GEOGRAPHIC INFORMATION

Certain condensed geographic information is presented below including property and equipment ("fixed assets"), revenues, gross profit and operating income
(loss):

AS OF OR FOR THE NINE MONTHS ENDED NOVEMBER 30, 2004:

                     FIXED                      GROSS       OPERATING      OPERATING
                 ASSETS (NET)    REVENUE        PROFIT      EXPENSES         (LOSS)
                 -----------   -----------   -----------   -----------    -----------
Brunei           $     2,559   $   119,309   $    35,511   $   (48,785)   $   (13,274)
Malaysia              11,684       105,324        46,158      (132,747)       (86,589)
Singapore            195,831        54,097        45,044      (647,588)      (602,544)
South Africa         499,426    10,790,079     4,284,610    (4,556,920)      (272,310)
United States         12,106            --            --    (1,364,351)    (1,364,351)
Western Europe       216,905            --            --      (753,207)      (753,207)
                 -----------   -----------   -----------   -----------    -----------
Total            $   938,511   $11,068,809   $ 4,411,323   $(7,503,598)   $(3,092,275)
                 ===========   ===========   ===========   ===========    ===========

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004:

                                                GROSS        OPERATING     OPERATING
                                 REVENUE        PROFIT       EXPENSES     INCOME (LOSS)
                               -----------   -----------   -----------    -----------
Brunei                         $   120,828   $    35,960   $   (37,490)   $    (1,530)
Malaysia                           104,668        45,890       (57,886)       (11,996)
Singapore                           43,351        34,185      (258,717)      (224,532)
South Africa                     3,862,639     1,532,108    (1,524,093)         8,015
United States                           --            --      (414,201)      (414,201)
Western Europe                          --            --      (361,851)      (361,851)
                               -----------   -----------   -----------    -----------
Total                          $ 4,131,486   $ 1,648,143   $(2,654,238)   $(1,006,095)
                               ===========   ===========   ===========    ===========

--------------------------------------------------------------------------------
PAGE F-28

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

13. SUBSEQUENT EVENTS

PENDING ACQUISITION

In June 2004, a wholly-owned subsidiary of the Company entered into an agreement to acquire all the assets of Nanini 209 CC ("Suretrack"). In January 2005, the seller and the Company executed an amendment of the aforementioned agreement. Taken together, these two contracts (which are hereinafter collectively referred to as the "Suretrack acquisition agreement") constitute a definitive agreement to consummate the transaction described below. Suretrack's principal business in the telematics industry is the sale and rental of equipment and tracking software, along with providing airtime and associated services. The primary operating areas of Suretrack are South Africa and other sub-Saharan African countries.

Under the terms of the Suretrack acquisition agreement, the Company's subsidiary has agreed to purchase all of Suretrack's tangible and intangible assets for a total purchase price of R7.8 million which is payable as follows:

o R1.9 million in cash at closing (which is presently expected to occur in January 2005), plus R1.0 million in cash on each of the first two anniversaries of the closing date; and

o The R3.9 million balance in the equivalent number of shares of Company common stock at $4.00/share, based on the prevailing exchange rate on July 15, 2004. If such common stock is not issued for any reason other than the lack of required approvals by South African regulatory authorities, the Company is obligated to pay this portion of the purchase price in cash by February 28, 2005.

If Suretrack's sole stockholder (the "stockholder") does not remain in the Company's employ until at least July 15, 2007, (a) the Company will be relieved of its liability for any portion of the purchase price then remaining unpaid and
(b) the stockholder will be required to forfeit any Company common stock that is then subject to the lock-up provision (see below) of the Suretrack acquisition agreement.

As of December 31, 2004, R1.9 million represents approximately $337,000; on July 15, 2004, R3.9 million equated to approximately 161,000 shares of the Company's common stock based on the formula described above. The Suretrack acquisition agreement includes a lock-up provision which prohibits the stockholder from selling or encumbering (a) more than 50% of the shares of Company common stock received until July 15, 2006, and (b) the remaining shares until July 15, 2007.

--------------------------------------------------------------------------------
PAGE F-29

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

13. SUBSEQUENT EVENTS (continued)

PRIVATE PLACEMENTS OF EQUITY SECURITIES

During December 2004, Astrata Group entered into a series of agreements, pursuant to which it sold 151,429 units of its securities at $5.25 per unit, or an aggregate of approximately $716,000 in net proceeds. Each unit consisted of one share of common stock and one two-year warrant to purchase one share of its common stock at an exercise price of $5.00. The warrants vested and became fully exercisable on their issuance dates. Astrata Group also provided certain "piggy-back" registration rights for the shares and the shares underlying the warrants for a period not to exceed three years and agreed to file a re-sale registration statement with the SEC covering the registrable securities on or before April, 2005. The Company is not subject to any contractual penalties in the event that any such registration statement is not filed timely or not declared effective by the SEC by any specific date. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to accredited investors.

CONVERSION OF DEBT INTO EQUITY SECURITIES

During December 2004, Astrata Group entered into an agreement, pursuant to which a stockholder who had previously lent the Company funds on an unsecured basis (see Note 7) converted $525,000 of such debt into 100,000 shares of common stock and 100,000 two-year warrants with an exercise price of $5.00 per share. The warrants vested and became fully exercisable on the issuance date. Astrata Group also provided certain "piggy-back" and "S-3" registration rights for the shares and the shares underlying the warrants, as well as for existing shares for a period not to exceed three years and agreed to file a re-sale registration statement with the SEC covering the registrable securities on or before April, 2005. The Company is not subject to any contractual penalties in the event that any such registration statement is not filed timely or not declared effective by the SEC by any specific date. The transaction described in this paragraph constituted an exempt offering under Rule 506 of Regulation D to a single accredited investor.

--------------------------------------------------------------------------------
PAGE F-30

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

13. SUBSEQUENT EVENTS (continued)

COMMON STOCK ISSUED TO CONSULTANTS, DIRECTORS AND EMPLOYEES

During December 2004, Astrata Group issued 37,500 shares of its common stock in exchange for services provided to it by four consultants. The per-share value of the common stock was $5.00. The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act of 1933, as amended.

During December 2004, Astrata Group issued 24,100 shares of its common stock to approximately 190 employees in exchange for services rendered. With the exception of one employee and his family member designees and two minor designees of a second employee of the Company, none of the persons was a "U.S. person" (as defined in Rule 902 of Regulation S), and each of the issuances constituted an "offshore transaction" (as defined in Rule 902 of Regulation S). The per-share value of the common stock was $5.00. The transactions described in this paragraph constituted exempt offerings under Regulation S or Section 4(2) of the Securities Act of 1933, as amended.

During January 2005, Astrata Group issued 150,000 shares of its common stock to three newly appointed, non-management directors in consideration of their agreement to serve as directors. The per-share value of the common stock was $5.00. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to accredited investors.

DEBT FINANCING

During December 2004, Astrata Group sold a $384,000 convertible demand note to one of its stockholders, who then beneficially owned approximately 6% of the Company's outstanding common stock and had previously lent the Company $1.5 million on an unsecured basis (see Note 7). The holder's conversion privilege expires when the Company has privately issued its common stock for an aggregate of at least $10 million. The principal is due upon fifteen days' written demand, but no later than June 30, 2005. Interest at the rate of 15%, compounded annually, is due and payable concurrently with the principal. In connection with the sale of the note, the Company granted warrants (which vested and became fully exercisable on the grant date) to the holder to purchase up to 12,000 shares of the Company's common stock with an exercise price of $5.00 per share. The transaction described in this paragraph constituted an exempt offering under Rule 506 of Regulation D to an accredited investor.

--------------------------------------------------------------------------------
PAGE F-31

--------------------------------------------------------------------------------
                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

13. SUBSEQUENT EVENTS (continued)

DEBT FINANCING (continued)

Further, the Company provided the holder with certain "piggy-back" and "S-3" registration rights for the shares underlying the note and the warrant, as well as for the shares underlying the amended $1.5 million note agreement and the 32,000 shares underlying the warrant granted to the holder in connection with such amendment. The Company is not subject to any contractual penalties in the event that any such registration statement is not filed timely or not declared effective by the SEC by any specific date.

EQUITY OFFERING TO EMPLOYEES

During January 2005, Astrata Group entered into a series of agreements, offering to sell units of its securities at $52.50 per unit, for an aggregate of approximately $500,000 in gross proceeds. All potential subscribers are employees of the Company or its subsidiaries and affiliates. None of the potential subscribers is a "U.S. person" (as defined in Rule 902 of Regulation
S), and each of the sales would constitute an "offshore transaction" (as defined in Rule 902 of Regulation S). Each unit consists of ten shares of common stock and ten three-year warrants, each for the purchase of one share of its common stock at an exercise price of $5.00 per share. The warrants would vest and become fully exercisable on their issuance dates. Astrata Group also agreed to provide certain "piggy-back" registration rights for the shares and the shares underlying the warrants for a period not to exceed three years and agreed to file a registration statement with the SEC covering the registrable securities on or before April, 2005. The Company is not subject to any contractual penalties in the event that any such registration statement is not filed timely or not declared effective by the SEC by any specific date. The transaction described in this paragraph constitutes an exempt offering under Regulation S.

CHANGE OF TRADING SYMBOL

Effective January 10, 2005, the Company's trading symbol on the OTC Bulletin Board was changed to "ATTG"

OTHER SUBSEQUENT EVENTS

During December 2004, the Board of Directors of Astrata Group approved the Company's 2004 Equity Incentive Plan, which reserved 1,560,000 shares of common stock for grants of incentive and non-statutory stock options, stock bonuses, restricted stock awards and stock appreciation rights. The terms of the plan are included in the May 2004 Order Confirming Debtor's Second Amended Plan Of Reorganization For Cetalon Corporation.

--------------------------------------------------------------------------------
PAGE F-32

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the condensed unaudited consolidated financial statements and notes thereto of the Company appearing elsewhere in this report. Such financial statements have been prepared to reflect the Company's financial position as of November 30 2004, together with the results of operations for the three and nine month periods ended
November 30, 2004 and 2003, and cash flows for the nine-month periods ended November 30, 2004 and 2003.

FORWARD-LOOKING STATEMENTS

Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act".) Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally in the United States of America and the other countries in which the Company operates, legislative/regulatory changes, the political climate in the foreign countries in which the Company operates, the availability of capital, interest rates, competition, and accounting principles generally accepted in the United States of America ("GAAP"). These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the Securities and Exchange Commission.

COMPANY OVERVIEW AND RECENT TRENDS

COMPANY OVERVIEW

Astrata Group and its subsidiaries are in the telematics and GPS (Global Positioning System) industry. The Company's expertise is focused on advanced location-based IT products and services that combine positioning, wireless communications, and information technologies. Astrata Group provides advanced positioning products, as well as monitoring and airtime services to industrial, commercial, governmental entities, academic/research institutions, and professional customers in a number of markets including surveying, utility, construction, homeland security, military, intelligence, mining, agriculture, public safety, marine, and transportation. Astrata Group owns an assembly and testing facility with thirteen years of experience in position and wireless communication technology that has delivered in excess of 80,000 GPS/GSM (Global System for Mobile Telecommunications) fleet management products to customers.

--------------------------------------------------------------------------------
PAGE 4

Examples of our products and services include surveying instrumentation using GPS and other augmenting technologies, such as wireless communication and lasers;  fleet  management  for  specialized  machines,  such  as  guidance  for earth-moving equipment; positioning and IT technology for remote asset management and telematics products, field data collection equipment; and products and airtime communications services for high volume track and trace applications.

Positioning technologies employed by Astrata Group include laser, optical, and inertial navigation systems. Communication techniques employed by Astrata Group include both public networks such as GSM cellular, and private networks such as paging or point to point private wireless networks and satellite communications.

Astrata Group adds value to its products and services through the development of proprietary information technologies, such as applications and software that allows the customer to make use of the positioning information in a location of his choice.

Astrata Group was founded in 1986 as a reseller of Sokkia products, a manufacturer of Japanese survey instruments. In 1988-89 the company integrated GPS products into its portfolio and became one of the first international dealers of Trimble in 1989. Since then, Astrata Group has won the "Best International Dealer Award" on several occasions. In 1998 Astrata Group began developing its own software and proprietary products for the demanding commercial high precision positioning market. The Company sells geo-information technology ("Geo IT") products and services to commercial customers in the mining, surveying, utility, government, agriculture, oil and gas, construction, and offshore fleet markets often in demanding environments. Astrata Group's products include proprietary products and services as well as products from Trimble Navigation, Ltd., Nikon Surveying Instruments, Aquila, Thrane and
Thrane, Itronix and Optech. In addition, Astrata Group provides ongoing communications and IT services (e.g. Astrata Group is a satellite service provider for Telenor) for all its customers with comprehensive service, training, and technical assistance.

As new positioning and wireless technologies have been introduced in recent years, Astrata Group has grown by incorporating them into a product line to meet the expanding market. In 2002 and 2003, Astrata Group purchased 100% of CyberPro Software Solutions (Pty) Ltd in two transactions, a software solutions house experienced in systems integration, large-scale database applications and Internet technologies, which launched Astrata Group's web-based communications IT services for vehicle tracking and monitoring and controlling offshore and onshore fleets.

The results have been organic growth and Astrata Group's concentration on two operating segments: 1) Geomatics and 2) Telematics.

--------------------------------------------------------------------------------
PAGE 5

GEOMATICS

High precision surveying/positioning instruments are required for surveying and construction professionals, the mining industry, government agencies, utility companies and municipalities. We supply and support these markets with current products and factory certified technicians. We offer a full spectrum of after-sales service and training programs that help build and maintain long-term relationships with customers and suppliers.

Astrata Group incorporates GPS positioning and critical performance and monitoring information from field equipment and personnel into earth moving, mining, and construction machines to lower costs, boost productivity, increase profits, and improve remote site management and operational control. Products in this segment automate certain functions in such machines and apply to the initial survey, earthmoving, and building phases of construction.

This segment also supports Astrata Group's joint venture with Barloworld Equipment Company. In October 2003, Astrata Group signed a joint venture agreement with Barloworld Equipment, the exclusive distributor of Caterpillar Corporation in South Africa. The Barloworld joint venture is owned 50% by Barloworld Equipment (see Note 10, "Investment in Affiliates", to the accompanying condensed consolidated financial statements).

Astrata Group is the sole distributor for Trimble Geomatics equipment in Southern Africa. Representative products marketed and sold by Astrata Group and its subsidiaries include: GPS Survey Products and related accessories; Geographic Information System (GIS) Mapping Products and related accessories; Nikon Total Stations, Automatic Levels, Theodolites; Itronix Products; Ag Leader Products; Chicago Steel Accessories; Garmin Handheld GPS Units; Optech; and Caterpillar Technology Products.

The geomatics segment also includes products, accessories and services related to the business of measurement and setting out (i.e. Survey, Mapping and Geographic Information Systems) and precise position monitoring (such as scanning excavations and industrial plants). Also included within this segment are the machine guidance products, accessories and services related to the business of guiding, controlling and monitoring machinery, including moving machinery such as graders, dump trucks and drills as well as agricultural products which have tractor and crop-spraying guidance in them.

TELEMATICS

Telematics products, accessories and services are related to the business of remote monitoring of assets, often in real-time, (including tracking and tracing) whereby position, attributes, status and communication are involved. Telematics products often focus on people and assets in hostile and demanding environments such as monitoring hazardous materials for homeland security purposes. This segment addresses the market for fleet management, workforce management, remote asset management and tracking, meter reading, and emergency services by providing hardware for GPS information and data collection, as well as the software needed to access and analyze the data through the Internet. Astrata Group products combine positioning, wireless, and information technology and add measurable value to location-based information. We offer air time to communicate data from the vehicle or field location to the customer's data center or provide access over the Internet to the data and application software. This allows critical real-time performance and monitoring data to be accessed and analyzed by supervisory, maintenance, or financial users and make real-time decisions for productivity improvement, cost reductions, safety improvement, or other critical decisions to be fed to the field.

--------------------------------------------------------------------------------
PAGE 6

In addition, we offer a range of rugged mobile computing, wireless and location-based solutions, which combine GPS and Global System for Mobile communications (GSM) technologies. The services markets for location-based technologies include workforce management, remote asset management and tracking, meter reading and emergency services. Astrata Group offers custom built solutions as well as "off-the-shelf" products to meet the specific needs of its customers.

The telematics segment also includes our seventh generation GPS/GSM transceiver (the Astrata Geo-Location Platform, or "GLP") that enables users to track, monitor and control mobile platforms or remote assets such as trucks, vessels, containers, trailers and other vehicles. The Astrata GLP is based on ten years of experience designing, manufacturing, and supporting over 80,000 GPS units for major global commercial telematics companies such as Thales. Management believes that the GLP sets a new standard of capability and functionality, more expandability, and high reliability, while at the same time dramatically reducing the cost of Location Based Services ("LBS"). Management believes that customers can reduce costs, increase productivity, and monitor and control virtually any equipment, vehicles, assets, or persons using state of the art monitoring, routing, control, or other real time information systems. The GLP platform allows Astrata Group to integrate customized applications for virtually any requirement in markets such as container tracking for homeland security, biometric driver identification systems, and safety related monitoring of employees for compliance with the Department of Transportation Legislation relating to driving hours.

TECHNOLOGY OVERVIEW

A major portion of our business is the application of GPS to terrestrial applications. GPS is a system of twenty-four orbiting satellites and associated ground control that is funded and maintained by the U. S. Government and is available worldwide free of charge. GPS positioning is based on a technique that precisely measures distances from four or more satellites. The satellites continuously transmit precisely timed radio signals using extremely accurate atomic clocks. A GPS receiver measures distances from the satellites in view by determining the travel time of a signal from the satellite to the receiver, and then uses those distances to compute its position. Under normal circumstances, a stand-alone GPS receiver is able to calculate its position at any point on earth, in the earth's atmosphere, or in lower earth orbit, to approximately ten meters, twenty-four hours a day. Much better accuracies are possible through a technique called "differential GPS." In addition, GPS provides extremely accurate time measurement.

GPS technology is dependent upon the reception by a receiver of the GPS signals, which requires line-of-sight visibility between the satellites and the receiver. This line-of-sight visibility can be blocked by buildings, hills, and dense foliage. The receiver must have a line-of-sight to at least four satellites to determine its latitude, longitude, altitude, and time. The accuracy of GPS may also be limited by distortion of GPS signals from atmospheric conditions, intentional or inadvertent signal interference, or Selective Availability. Selective Availability, which was the largest component of GPS distortion, is controlled by the U.S. Department of Defense and was deactivated on May 1, 2000.

--------------------------------------------------------------------------------
PAGE 7

The convergence of our positioning, wireless, and information technologies enables us to add significant value to location-based information. At the same time, wireless communications have become far less expensive in recent years. This allows us to combine the low-cost efficient transfer of the GPS receiver's position data (combined with critical performance and monitoring information from the field equipment or personnel) to locations away from the positioning receiver. This in turn permits the data to be accessed by supervisory, maintenance, or financial users and thereby allows productivity improving, cost reducing, safety-related, or other critical real time data to be fed to the field.

Laser and optical products sold and serviced by us measure distances and angles accurately using light. Laser diodes create light beams for distance measurement and precision mechanics and software algorithms in these products combine to give accurate distance and angle measurements for a variety of agricultural, surveying, academic research, and construction applications.

TECHNICAL SUPPORT SERVICES

We maintain workshops staffed with factory-trained personnel to service and repair the equipment we sell. We also provide technical support by means of dedicated personnel via e-mail, telephone and in-house, and offer product training.

RECENT TRENDS

GEOGRAPHIC EXPANSION

The company recently expanded the geomatics business into the Asia Pacific region with offices in Singapore, Malaysia, and Brunei.

Astrata (Asia Pacific) Pte Ltd was incorporated on October 6, 2003 and is a wholly owned subsidiary of Astrata Group. The company serves as the corporate Asia Pacific Regional Headquarters and also the holding entity for the other subsidiaries, joint ventures, and strategic partnerships located in Malaysia, Brunei, and Indonesia.

Astrata (Singapore) Pte Ltd was incorporated on October 6, 2003 and is a Joint Venture Company owned 51% by Astrata (Asia Pacific) Pte Ltd and 49% by PCS Security Pte Ltd. PCS Security is one of Singapore's premier security consultancy companies, the management of which has served distinguished careers in the senior ranks of security and intelligence organizations in the Singapore Government. Collectively, PCS Security and Astrata Group have an impressive range of experience in security reviews of complex IT systems combined with Astrata's leading edge Geo-IT systems and solutions.

Astrata Group's strategy is to deploy our leading edge technologies into the homeland security, hazardous materials, and civil defense markets in the Asia Pacific region by providing our customers with comprehensive solutions to their needs.

--------------------------------------------------------------------------------
PAGE 8

GEO-LOCATION PLATFORM (THE "GLP")

The GLP is a GPS/GSM transceiver that enables users to track, monitor and control mobile platforms or remote assets such as trucks, vessels containers and trailers. The device has been designed to meet certain international and domestic homeland security requirements and to be capable of handling vehicles carrying hazardous materials. The device has a number of input/outputs that allow connectivity to third party sensors on board the platform being tracked. Such sensors include temperature, ignition on/off, oil pressure, door open/close, tire pressure, and engine revolutions. The GPS receiver provides accurate positional, time, speed and directional information. All of these variables are used to make real-time Boolean type decisions and the GSM engine is used to communicate the result to a remote software application. The unit uses proprietary on-board software executing on a Linux operating system to manage the operation of the unit.

Management believes that the GLP is the smallest, lowest cost, fully integrated, state of the art GPS location and GSM/CDMA (Code Division Multiple Access) wireless system, with onboard over the air programmable intelligence operating on the MC Linux operating system. It combines a GPS system, a GSM phone, and a computer operating system integrated into a single package approximately half of the size of a pack of cigarettes. The built in wireless communication options include quad-band GSM, General Packet Radio Switching ("GPRS), Short Message Service ("SMS"), circuit switched data (CSD), Bluetooth, and wireless Local Area Networks ("LAN"). The GLP is the backbone of the Astrata Group telematics product line and the foundation of our Location Based Services ("LBS") research and development plan.

The telematics segment includes our seventh generation GPS/GSM transceiver (the Astrata "GLP") that enable users to track, monitor and control mobile platforms or remote assets such as trucks, vessels, containers, trailers and other vehicles. The GLP is our seventh generation GPS product and is based on over ten years of experience designing, manufacturing, and supporting over 80,000 GPS units for major global commercial telematics companies such as Thales. Management believes that the GLP sets a new standard of capability and functionality, more expandability, and high reliability, while at the same time dramatically reducing the cost of LBS service and capability. Management believes that customers' can reduce costs, increase productivity, and monitor and control virtually any equipment, vehicles, other assets, or individuals, using state of the art monitoring, routing, control, or other real time information systems. The GLP platform allows Astrata Group to integrate customized applications for virtually any requirement in markets such as container tracking for homeland security, biometric driver identification systems, and safety related monitoring of employees for compliance with the Department of Transportation Legislation of driving hours.

Astrata Systems built the first one hundred GLP units in May of 2004 for field testing and then built one thousand additional GLP units in September of 2004 for initial commercial release. The Astrata GLP system comprising the complete software, firmware, and hardware was launched globally to customers in October of 2004.

--------------------------------------------------------------------------------
PAGE 9

RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED NOVEMBER 30, 2004 AND 2003

Net sales were approximately $11.1 million for the nine months ended November 2004, an increase of approximately $3.7 million compared to the nine months ended November 2003 of approximately $7.4 million. This was partially due to the acquisition of Astrata Systems in November 2003 which generated approximately a $2 million increase in sales, and due to growth in the geomatics segment primarily within South Africa for approximately $1.7 million.

Gross profit increased as a percentage of revenue to 39.8% for the nine months ended November 2004 from 37.8% for the same period in the previous year. The increase in gross profit as a percentage of net sales was mainly the result of higher gross margin on its product lines.

Selling, general and administrative expenses increased as a percentage of net sales to 60% for the nine months ended November 2004, from 27.1% for the nine months ended November 2003. Selling, general and administrative expenses were approximately $6.6 million for the nine months ended November 2004 and approximately $2 million for nine months ended November 2003. This increase resulted from the expansion of our business in South Africa which increased operating costs of approximately $1 million; the start-up expenses of
International operations in Singapore, Malaysia, Brunei, Indonesia, and the United Kingdom representing approximately $1.6 million; increased market development expenses of approximately $0.7 million; trade show, re-branding, and promotion expenses of approximately $0.3 million; other operating expenses of approximately $0.5 million; non-recurring expenses related to the issuance of shares through the reverse merger valued at approximately $0.5 million. Total selling, general and administrative expenses for the South Africa operations for the nine months ended November 2003 were approximately $2 million, comprised of approximately $0.9 in wages and related expenses; approximately $0.3 million in depreciation and amortization expense; approximately $0.3 million in trade show and promotion expenses; and $0.5 million in other selling, general and administrative expenses.

RESEARCH AND DEVELOPMENT COSTS

Research and development expenses increased as a percentage of net sales to 8.2% for the nine months ended November 2004, from 1.1% for the nine months ended November 2003. Research and development expenses were approximately $0.9 million for the nine months ended November 2004 and approximately $0.1 million for the nine months ended November 2003. This is due to the expansion of our hardware and software development staff and the acceleration of the development of the Geo-Location Platform ("GLP") and associated software applications.

The Company's operating (loss) before other income (expenses) increased approximately $3.8 million to a loss of approximately $3.1 million for the nine months ended November 2004, from a profit of approximately $0.7 million for the nine months ended November 2003. This increase was the result of the significant increase in selling, general and administrative expenses and research and development costs described above.

--------------------------------------------------------------------------------
PAGE 10

CERTAIN NON-OPERATING ITEMS

See "Foreign Currency Exchange Rate Risk" below for discussion of unrealized loss on foreign exchange contracts.

Minority interest represents the Company's involvement in the international relationships outside of South Africa.

NET RESULTS OF OPERATIONS

As a result of the above, the Company reported a net loss of approximately $3.2 million or $0.31 per common share for the nine months ended November 2004 compared to a net profit of approximately $0.5 million or $0.05 per common share for the nine months ended November 2003.

COMPARISON OF THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003

Revenue was approximately $4.1 million for the three months ended November 2004, an increase of approximately $1.3 million compared to the three months ended November 2003 of approximately $2.8 million. This was principally due to growth in our geomatics segment primarily within South Africa.

Selling, general and administrative expenses increased as a percentage of revenue to 54.4% for the three months ended November 2004, from 24.9% for the three months ended November 2003. Selling, general and administrative expenses were approximately $2.3 million for the three months ended November 2004 and approximately $0.7 million for the three months ended November 2003. This increase resulted from the expansion of our business in South Africa which increased operating costs of approximately $0.3 million; the start-up expenses of International operations in Singapore, Malaysia, Brunei, Indonesia, and the United Kingdom representing approximately $0.8 million; increased marketing development expenses of approximately $0.4 million; and trade show and promotion expenses for approximately $0.1 million. Total selling, general and administrative expenses for the South Africa operations for the three months ended November 2003 were approximately $0.7 million, comprised of approximately $0.3 in wages and related expenses; approximately $0.1 million in depreciation and amortization expense and $0.3 million in other selling, general and administrative expenses.

Research and development expenses increased as a percentage of net sales to 9% for the three months ended November 2004, from 1.2% for the three months ended November 2003. Research and development expenses were approximately $0.4 million for the three months ended November 2004 and approximately $0.03 million for the three months ended November 2003. This is due the expansion of our hardware and software development staff and the acceleration of the development of the Geo-Location Platform.

The Company's operating (loss) before other income (expenses) increased approximately $1.4 million to a loss of approximately $1 million for the three months ended November 2004, from a profit of approximately $0.4 million for the three months ended November 2003. This increase was the result of the significant increase in selling, general and administrative expenses and research and development expenses as described above.

CERTAIN NON-OPERATING ITEMS

See "Foreign Currency Exchange Rate Risk" below for discussion of unrealized loss on foreign exchange contracts.

Minority interest represents the Company's involvement in the international relationships outside of South Africa.

NET RESULTS OF OPERATIONS

As a result of the above, the Company reported a net loss of approximately $1.3 million or $0.13 per common share for the three months ended November 2004 compared to a net profit of approximately $0.3 million or $0.02 per common share for the three months ended November 2003.

--------------------------------------------------------------------------------
PAGE 11

LIQUIDITY AND CAPITAL RESOURCES

Total assets increased by $4,291,262 from $7,671,771 as of February 29, 2004 to $11,963,033 as of November 30, 2004. The increase is due to the increase in cash of $598,856; an increase in receivables of $593,766; an increase in inventory of $2,295,885; an advance toward an acquisition of $345,657; an increase in other assets of $83,707; an increase in property and equipment of $553,349; and the investment in subsidiaries of $42,792; offset by amortization of intangible assets by $222,750.

Total liabilities increased by $5,051,662 from $3,740,748 as of February 29, 2004 to $8,792,410 as of November 30, 2004. The increase is due to an increase in trade and accrued payables of $1,836,494; an increase on a line of credit (secured by trade receivables) of $1,295,766; liability for foreign exchange loss of $182,000; an increase in notes payable of $1,625,506; and an increase in taxes payable of $178,896; offset by the reduction of deferred taxes of $67,000.

Net cash used in operating activities was $2,270,361 for the nine months ended November 30, 2004, as compared to cash provided of $1,890,665 for the same period in the previous year. The cash used in operating activities for nine months ended November 30, 2004 is a net loss of $3,239,755; an increase in trade receivables of $593,108; an increase in inventory of $2,282,802; an increase in other assets of $58,463; offset by an increase of trade and accrued payables of $1,856,588 and non-cash transactions totaling $2,047,179. The cash provided by operating activities for nine months ended November 30, 2003 is a net profit of $512,289; an increase in trade and accrued payables of $1,201,285; an increase in deferred tax liability of $292,000 and non-cash transactions totaling $1,687,535; offset by an increase in trade receivables of $1,277,441; an increase in other assets of $201; and an increase in inventory of $524,802.

Cash used in investing activities during the nine months ending November 30, 2004 was $321,851, as compared to cash used of $2,318,185 for the same period in the previous year. The cash used in investing activities for the nine months ended November 30, 2004 is the purchase of property and equipment of $651,035; an investment in subsidiaries of $3,767; an advance toward an acquisition of $345,657; offset by acquired cash of $678,608 through the merger of Optron
Technologies  in  August  2004  (see  Note  1  to  the  accompanying   financial
statements). The cash used in investing activities for the nine months ended November 30, 2003 is the purchase of property and equipment of $318,185; and an investment in subsidiaries of $2,000,000.

Net cash provided by financing activities during the nine months ending November 30, 2004 was $3,521,272, as compared to $652,581 for the same period in the previous year. The cash provided by financing activities for the nine months ended November 30, 2004 is from a capitalized lease agreement of equipment and fixtures of $153,152; proceeds received for loan facilities of $2,096,896; proceeds received from a line of credit (secured by trade receivables) of $1,295,766; offset by repayments on the Company's capital lease agreements of equipment and fixtures of $24,542. The cash provided by financing activities for the nine months ended November 30, 2003 is proceeds received from the issuance of a note payable for $600,000 and capital lese agreements of equipment and fixtures of $73,815; offset by repayments on the Company's capital lease agreements of equipment and fixtures of $21,234.

--------------------------------------------------------------------------------
PAGE 12

Astrata SA has secured a line of credit for use in its South Africa operations. This line of credit is secured by certain trade accounts receivable and allows for funding up to approximately $1.7 million based on current invoices. Interest on the outstanding balance is charged at the current prime rate (11% as of November 30, 2004). The company has drawn approximately $1.3 million on the line of credit as of November 30, 2004. This allows the company an additional source of funds of approximately $0.4 million.

We believe that our cash flow from operations (if any), our November 30, 2004 cash balance, additional capital raised subsequent to November 30, 2004 and the borrowing capacity available under the line of credit described in the preceding paragraph, will not be sufficient to meet our projected capital expenditures, working capital and other cash requirements for the near future. In order for the Company to continue its growth plan, additional funding will be required from outside sources.

OFF BALANCE SHEET ARRANGEMENTS

As of November 30, 2004, the Company has no off balance sheet arrangements.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

The operation of the Company's subsidiaries in international markets results in exposure to fluctuations in foreign currency exchange rates. The potential of volatile foreign currency exchange rate fluctuations in the future could have a significant effect on our results of operations. As explained in Note 1 to the accompanying condensed consolidated financial statements, the Company purchases forward foreign exchange contracts to cover certain product-purchase transactions denominated in U.S. dollars.

The principal foreign currency involved is the South Africa Rand. The Company translates all assets and liabilities at period-end exchange rates and income and expense accounts at average rates during the period. The U.S. dollar has weakened against the Rand by approximately 14% for the nine months ended November 30, 2004 and 10% for the quarter ended November 30, 2004. This increases both our revenue and costs as compared to previous periods. During the current quarter, the Company also had transactions involving the British Pound, the Singapore Dollar, the Malaysian Ringgit and the Brunei Dollar.

The Company records all derivative financial instruments in its financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in the results of operations or in stockholders' equity as a component of accumulated other comprehensive income, depending on whether the derivative instrument qualifies for hedge accounting as defined by GAAP. Changes in the fair value of derivatives not qualifying for hedge accounting are included in the results of operations as they occur. As discussed in the preceding paragraph, the U.S. dollar has weakened considerably against the South African Rand during the quarter ended November 30, 2004. As a result, the Company recorded an unrealized loss on foreign exchange contracts of approximately $0.2 million at November 30, 2004.

INTEREST RATE RISK

Since many of the Company's credit facilities are directly based on various prime rates of interest, the Company is exposed to interest rate risk.

--------------------------------------------------------------------------------
PAGE 13

CRITICAL ACCOUNTING POLICIES

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist of raw materials, work in process and finished goods. Market is determined by comparison with recent sales or estimated net realizable value.

Net realizable value is based on management's forecasts for sales of the Company's products and services in the ensuing years and/or consideration and analysis of changes in the customer base, product mix, or other issues that may impact the estimated net realizable value. Should the demand for the Company's products or services prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than reflected in the accompanying condensed consolidated balance sheet.

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

As of November 30, 2004, management has determined that no such impairment exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's services and products will continue which could result in impairment of long-lived assets in the future.

INTANGIBLE ASSETS

SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized, but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives. SFAS No. 142 provides specific guidance for testing goodwill and identifiable intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. The principal effect of SFAS No. 142 on the Company's accompanying consolidated financial statements is that the goodwill described in Note 4 to the accompanying condensed consolidated financial statements is not required to be amortized.

--------------------------------------------------------------------------------
PAGE 14

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

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents (and customer acceptance criteria, when applicable), are used to verify delivery. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectibility based primarily on the credit worthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history.

The Company's orders are generally shipped free-on-board ("FOB") destination, which means that such orders are not recognized as revenue until the product is delivered and title has transferred to the buyer. FOB destination means that the Company bears all costs and risks of loss or damage to the goods prior to their delivery.

Revenue from distributors and resellers is recognized upon delivery, assuming that all other criteria for revenue recognition have been met. Distributors and resellers do not have a right of return.

When a sale involves multiple elements, the arrangement fee is allocated to each respective element based on its relative estimated fair value and recognized when revenue recognition criteria for each element are met. The amount of product revenue allocated to an individual element is limited to the lesser of its relative estimated fair value or the amount not contingent on the Company's delivery of other elements under the arrangement, regardless of the probability of the Company's performance.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs relating to computer software products to be sold or otherwise marketed that are incurred before technological feasibility of the product has been established and after general release of the product to customers are expensed as incurred.

Company management believes that technological feasibility is not established until a beta version of the product exists. Historically, costs incurred during the period from when a beta version is available until general release have not been material. Accordingly, the Company has not capitalized any software development costs.

--------------------------------------------------------------------------------
PAGE 15

SUBSEQUENT EVENTS

PENDING ACQUISITION

In June 2004, a wholly-owned subsidiary of the Company entered into an agreement to acquire all the assets of Nanini 209 CC ("Suretrack"). In January 2005, the seller and the Company executed an amendment of the aforementioned agreement. Taken together, these two contracts (which are hereinafter collectively referred to as the "Suretrack acquisition agreement") constitute a definitive agreement to consummate the transaction described below. Suretrack's principal business in the telematics industry is the sale and rental of equipment and tracking software, along with providing airtime and associated services. The primary operating areas of Suretrack are South Africa and other sub-Saharan African countries.

Under the terms of the Suretrack acquisition agreement, the Company's subsidiary has agreed to purchase all of Suretrack's tangible and intangible assets for a total purchase price of R7.8 million which is payable as follows:

o R1.9 million in cash at closing (which is presently expected to occur in January 2005), plus R1.0 million in cash on each of the first two anniversaries of the closing date; and

o The R3.9 million balance in the equivalent number of shares of Company common stock at $4.00/share, based on the prevailing exchange rate on July 15, 2004. If such common stock is not issued for any reason other than the lack of required approvals by South African regulatory authorities, the Company is obligated to pay this portion of the purchase price in cash by February 28, 2005.

If Suretrack's sole stockholder (the "stockholder") does not remain in the Company's employ until at least July 15, 2007, (a) the Company will be relieved of its liability for any portion of the purchase price then remaining unpaid and
(b) the stockholder will be required to forfeit any Company common stock that is then subject to the lock-up provision (see below) of the Suretrack acquisition agreement.

As of December 31, 2004, R1.9 million represents approximately $337,000; on July 15, 2004, R3.9 million equated to approximately 161,000 shares of the Company's common stock based on the formula described above. The Suretrack acquisition agreement includes a lock-up provision which prohibits the stockholder from selling or encumbering (a) more than 50% of the shares of Company common stock received until July 15, 2006, and (b) the remaining shares until July 15, 2007.

--------------------------------------------------------------------------------
PAGE 16

PRIVATE PLACEMENTS OF EQUITY SECURITIES

During December 2004, Astrata Group entered into a series of agreements, pursuant to which it sold 151,429 units of its securities at $5.25 per unit, or an aggregate of approximately $716,000 in net proceeds. Each unit consisted of one share of common stock and one two-year warrant to purchase one share of its common stock at an exercise price of $5.00. The warrants vested and became fully exercisable on their issuance dates. Astrata Group also provided certain "piggy-back" registration rights for the shares and the shares underlying the warrants for a period not to exceed three years and agreed to file a re-sale registration statement with the SEC covering the registrable securities on or before April, 2005. The Company is not subject to any contractual penalties in the event that any such registration statement is not filed timely or not declared effective by the SEC by any specific date. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to accredited investors.

CONVERSION OF DEBT INTO EQUITY SECURITIES

During December 2004, Astrata Group entered into an agreement, pursuant to which a stockholder who had previously lent the Company funds on an unsecured basis (see Note 7) converted $525,000 of such debt into 100,000 shares of common stock and 100,000 two-year warrants with an exercise price of $5.00 per share. The warrants vested and became fully exercisable on the issuance date. Astrata Group also provided certain "piggy-back" and "S-3" registration rights for the shares and the shares underlying the warrants, as well as for existing shares for a period not to exceed three years and agreed to file a re-sale registration statement with the SEC covering the registrable securities on or before April, 2005. The Company is not subject to any contractual penalties in the event that any such registration statement is not filed timely or not declared effective by the SEC by any specific date. The transaction described in this paragraph constituted an exempt offering under Rule 506 of Regulation D to a single accredited investor.


COMMON STOCK ISSUED TO CONSULTANTS, DIRECTORS AND EMPLOYEES

During December 2004, Astrata Group issued 37,500 shares of its common stock in exchange for services provided to it by four consultants. The per-share value of the common stock was $5.00. The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act of 1933, as amended.

During December 2004, Astrata Group issued 24,100 shares of its common stock to approximately 190 employees in exchange for services rendered. With the exception of one employee and his family member designees and two minor designees of a second employee of the Company, none of the persons was a "U.S. person" (as defined in Rule 902 of Regulation S), and each of the issuances constituted an "offshore transaction" (as defined in Rule 902 of Regulation S). The per-share value of the common stock was $5.00. The transactions described in this paragraph constituted exempt offerings under Regulation S or Section 4(2) of the Securities Act of 1933, as amended.

--------------------------------------------------------------------------------
PAGE 17

During January 2005, Astrata Group issued 150,000 shares of its common stock to three newly appointed, non-management directors in consideration of their agreement to serve as directors. The per-share value of the common stock was $5.00. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to accredited investors.

DEBT FINANCING

During December 2004, Astrata Group sold a $384,000 convertible demand note to one of its stockholders, who then beneficially owned approximately 6% of the Company's outstanding common stock and had previously lent the Company $1.5 million on an unsecured basis (see Note 7). The holder's conversion privilege expires when the Company has privately issued its common stock for an aggregate of at least $10 million. The principal is due upon fifteen days' written demand, but no later than June 30, 2005. Interest at the rate of 15%, compounded annually, is due and payable concurrently with the principal. In connection with the sale of the note, the Company granted warrants (which vested and became fully exercisable on the grant date) to the holder to purchase up to 12,000 shares of the Company's common stock with an exercise price of $5.00 per share. The transaction described in this paragraph constituted an exempt offering under Rule 506 of Regulation D to an accredited investor.

Further, the Company provided the holder with certain "piggy-back" and "S-3" registration rights for the shares underlying the note and the warrant, as well as for the shares underlying the amended $1.5 million note agreement and the 32,000 shares underlying the warrant granted to the holder in connection with such amendment. The Company is not subject to any contractual penalties in the event that any such registration statement is not filed timely or not declared effective by the SEC by any specific date.

EQUITY OFFERING TO EMPLOYEES

During January 2005, Astrata Group entered into a series of agreements, offering to sell units of its securities at $52.50 per unit, for an aggregate of approximately $500,000 in gross proceeds. All potential subscribers are employees of the Company or its subsidiaries and affiliates. None of the subscribers is a "U.S. person" (as defined in Rule 902 of Regulation S), and each of the sales would constitute an "offshore transaction" (as defined in Rule 902 of Regulation S). Each unit consists of ten shares of common stock and ten three-year warrants, each for the purchase of one share of common stock at an exercise price of $5.00 per share. The warrants would vest and become fully exercisable on their issuance dates. Astrata Group also agreed to provide certain "piggy-back" registration rights for the shares and the shares underlying the warrants for a period not to exceed three years and agreed to file a registration statement with the SEC covering the registrable securities on or before April, 2005. The Company is not subject to any contractual penalties in the event that any such registration statement is not filed timely or not declared effective by the SEC by any specific date. The transaction described in this paragraph constitutes an exempt offering under Regulation S.

--------------------------------------------------------------------------------
PAGE 18

CHANGE OF TRADING SYMBOL

Effective January 10, 2005, the Company's trading symbol on the OTC Bulletin Board was changed to "ATTG"

OTHER SUBSEQUENT EVENTS

During December 2004, the Board of Directors of Astrata Group approved the Company's 2004 Equity Incentive Plan, which reserved 1,560,000 shares of common stock for grants of incentive and non-statutory stock options, stock bonuses, restricted stock awards and stock appreciation rights. The terms of the plan are included in the May 2004 Order Confirming Debtor's Second Amended Plan Of Reorganization For Cetalon Corporation

--------------------------------------------------------------------------------
PAGE 19

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of November 30, 2004 our disclosure controls and procedures are of limited effectiveness at the reasonable assurance level such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

--------------------------------------------------------------------------------
PAGE 20

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company may be involved in various claims, lawsuits, disputes with third parties, and actions involving allegations or discrimination or breach of contract actions incidental to the normal operations of the business. The Company is not currently involved in any litigation which management believes could have a material adverse effect on its financial position or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

On January 15, 2003, Cetalon Corporation ("Cetalon") filed a petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, Los Angeles Division (the "Bankruptcy Court"), Case No. LA 03-11306-VZ. After a hearing on May 27, 2004, the Bankruptcy Court entered an order confirming Cetalon's Second Amended Disclosure Statement and Plan of Reorganization (the "Plan") followed by confirmation of the Plan by the Bankruptcy Court on May 28, 2004. On June 8, 2004, the Plan became effective, and the Cetalon Corporation Liquidating Trust was created.

On December 16, 2004, the Bankruptcy Court closed the Cetalon Chapter 11 case.

--------------------------------------------------------------------------------
PAGE 21

ITEM 6.  EXHIBITS

EXHIBIT NO.       DESCRIPTION

Exhibit 2.1       Cetalon  Corporation  Court  Order of May 27,  2004 and Second
                  Amended Disclosure Statement and Plan of Reorganization incorporated by reference to Exhibit 2.1 to Form 8-K filed on August 9, 2004.

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

Exhibit 31.1 *    Certification of Chief Executive  Officer pursuant to Exchange
                  Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2 *    Certification of Chief Financial  Officer pursuant to Exchange
                  Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1 *    Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 *    Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------
* Filed herewith

--------------------------------------------------------------------------------
PAGE 22

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:   January 10, 2005                    ASTRATA GROUP INCORPORATED

                                             By:   /s/ Martin Euler
                                                   ---------------------
                                                       Martin Euler
                                                       Chief Financial Officer

--------------------------------------------------------------------------------

                                  EXHIBIT INDEX

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------