Form 10KSB
period 2005-02-28
ASTRATA GROUP INC
filed 2005-06-14
CIK 1071157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 000-32475

ASTRATA GROUP INCORPORATED
(Name of small business issuer in its charter)

NEVADA	84-1408762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 CENTURY PARK EAST, SUITE 1830, LOS ANGELES, CALIFORNIA	90067-2320
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number	(310) 282-8646

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

State issuer's revenues for its most recent fiscal year:	$14,677,230

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 7, 2005:	$30,382,860

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 7, 2005:	12,324,552

Transitional Small Business Disclosure Format (Check One): Yes: ☐; No: ☒

i

PART I

Item 1: Description of Business

Overview

Astrata Group Incorporated was incorporated in Nevada on March 13, 1996 as Sportsman's Wholesale Company and changed its name to Cetalon Corporation on March 12, 2001. On January 15, 2003, Cetalon filed a petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, Los Angeles Division (the "Bankruptcy Court"). After a hearing on May 27, 2004, the Bankruptcy Court entered an order confirming Cetalon's Second Amended Disclosure Statement and Plan of Reorganization (the "Plan") followed by confirmation of the Plan by the Bankruptcy Court on May 28, 2004. On June 8, 2004, the Plan became effective (the "Effective Date"), and the Cetalon Corporation Liquidating Trust (the "Trust") was created.

Pursuant to the Plan, all equity interests of Cetalon that existed prior to the Effective Date (including, but not limited to, common stock, warrants, conversion rights under debt agreements and options) were cancelled on the Effective Date. Under the Plan, if all unpaid creditor claims that were assigned to the Trust are satisfied in full with interest, Cetalon's pre-petition equity holders will be entitled to a pro rata distribution of any remaining Trust assets based on their pre-petition ownership of Cetalon.

Under the terms of the Plan, effective August 2, 2004 Cetalon combined with (i) Cadogan Investments Limited ("Cadogan"), a London based company that owned Astrata South Africa (Pty) Limited, a South African company ("Astrata SA"); and (ii) Optron Technologies, Inc. ("Optron Technologies"), a Nevada corporation (collectively, the "Merger Transaction"). The subsidiaries of Optron Technologies, which were established shortly before the Effective Date are located in Singapore, Malaysia, Brunei, and England. As of August 2, 2004, Optron Technologies was merged into Cetalon and the subsidiaries of Optron Technologies became subsidiaries of Cetalon.

In June 2004, the Company (as defined below in "Reverse Merger Accounting") issued (i) approximately 6,275,000 post-Effective Date common shares to the shareholders of Cadogan, and (ii) 1,800,000 post-Effective Date common shares to the stockholders of Optron Technologies in exchange for 100% ownership of those two entities. The Company issued an additional 156,000 post-Effective Date shares of common stock to the Trust for distribution pursuant to the terms of the Plan (62,400 shares for pro rata distribution to Class Two creditors, and 93,600 shares for other creditors and Trust expenses.). The Company also issued 609,000 post-Effective Date shares of common stock in satisfaction of approximately $520,000 of bankruptcy administration fees. Lastly, the Company issued an additional 1,560,000 post-Effective Date shares of common stock in satisfaction of approximately $53,000 of administrative-claim notes payable and accrued interest.

As a result of the cancellation of all pre-petition equity instruments and issuance of the post-Effective Date common shares of Cetalon, a change in control occurred.

On December 16, 2004 the Bankruptcy Court closed the Cetalon Chapter 11 case.

Reverse Merger Accounting

Because of the structure of the Merger Transaction, Cetalon's acquisition of Cadogan (including its subsidiary) and Optron Technologies was accounted for as a "reverse merger" by Cetalon because the stockholders of Cadogan and Optron Technologies, as the legal acquirees, obtained more than 50% voting control of Cetalon, the legal acquiror. Since the shareholders of Cadogan obtained majority voting control of Cetalon, for accounting purposes Cadogan has been treated as the continuing reporting entity and the accounting acquiror in the Merger Transaction. This accounting treatment resulted in Cetalon adopting the February 28/29 fiscal year-end of Cadogan. In connection with the transactions described above, on August 3, 2004, Cetalon changed its name to Astrata Group Incorporated ("Astrata Group"). The Astrata Group and all of its majority-owned subsidiaries are sometimes hereinafter collectively referred to as the "Company", "we", "us", and "our".

Subsequent to the closing of the Merger Transaction, the historical consolidated statements of operations are those of the Astrata Group and its majority-owned subsidiaries. The consolidated balance sheet represents the net assets of the aforementioned entities (including majority-owned subsidiaries since their acquisition dates) reported at historical cost. All capital stock shares and amounts and per share data have been retroactively restated to reflect the exchange ratio in the Merger Transaction.

Nature of Operations

Astrata Group and its subsidiaries are in the telematics and geomatics sectors of Global Positioning System ("GPS") industries. The Company's expertise is focused on advanced location-based IT products and services that combine positioning, wireless communications, and information technologies. Astrata Group provides advanced positioning products, as well as monitoring and airtime services to industrial, commercial, governmental entities, academic/research institutions, and professional customers in a number of markets including surveying, utility, construction, homeland security, military, intelligence, mining, agriculture, public safety, marine, and transportation. Astrata Group leases facilities which accommodate the assembly, testing, and research and development personnel with 13 years of experience in position and wireless communication technology that has delivered in excess of 80,000 GPS/GSM (Global System for Mobile Telecommunications) fleet management products to customers.

Examples of our products and services include surveying instrumentation using GPS and other augmenting technologies, such as wireless communication and lasers; fleet management for specialized machines, such as guidance for earth-moving equipment; positioning and IT technology for remote asset management and telematics products, field data collection equipment, and products and airtime communications services for high volume track and trace applications.

Positioning technologies employed by Astrata Group include laser, optical and inertial navigation systems. Communication techniques employed by Astrata Group include both public networks such as GSM cellular and private networks such as paging or point-to-point private wireless networks and satellite communications.

We believe that we add value to our products and services through the development of proprietary information technologies, such as applications and software that allow the customer to make use of the positioning information in a location of his choice.

One of Astrata Group's predecessor entities was founded in 1986 as a reseller of Sokkia products, a Japanese manufacturer of survey instruments. In 1988-89, the Company integrated GPS products into its portfolio and became one of the first international dealers of Trimble Navigation Limited in 1989. Since then, Astrata Group has won the "Best International Dealer Award" on several occasions. In 1998, Astrata Group began developing its own software and proprietary products for the demanding commercial high precision positioning market. The Company sells geo-information technology ("Geo IT") products and services to commercial customers in the mining, surveying, utility, government, agriculture, oil and gas, construction, and offshore fleet markets often in demanding environments. Astrata Group's products include proprietary products and services as well as products from Trimble Navigation Limited, Nikon Surveying Instruments, Aquila, Thrane and Thrane, Itronix, and Optech. In addition, Astrata Group provides ongoing communications and IT services (e.g., Astrata Group is a satellite services provider for Telenor) for its customers with comprehensive service, training, and technical assistance.

As new positioning and wireless technologies have been introduced in recent years, Astrata Group has grown by incorporating them into a product line to meet the expanding market. In two transactions during 2002 and 2003, Astrata Group purchased 100% of CyberPro Software Solutions (Pty) Ltd, a software solutions house with experience in systems integration, large-scale database applications and Internet technologies, which launched Astrata Group's web-based communications IT services for vehicle tracking and monitoring and controlling offshore and onshore fleets.

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

Astrata Group incorporates GPS positioning and critical performance and monitoring information from field equipment and personnel into earth moving, mining, and construction machines to lower costs, boost productivity, increase profits, and improve remote site management and operational control. Products in this segment automate certain functions in such machines and apply to the initial survey, earthmoving, and building phase of construction.

This segment also supports our venture with Barloworld Equipment Company (Pty) Limited ("Barloworld"), the exclusive distributor of Caterpillar Corporation in South Africa. In October 2003, Astrata SA and Barloworld entered into an agreement, pursuant to which Barloworld Optron Technologies (Pty) Ltd ("BOT") was formed. Astrata SA and Barloworld each owns 50% of BOT (see Note 10, Investment in Affiliate to the accompanying consolidated financial statements).

Astrata Group is the sole distributor for Trimble Geomatics equipment in Southern Africa. Representative products marketed and sold by Astrata Group and its subsidiaries include: GPS Survey Products and related accessories; Geographic Information System ("GIS") Mapping Products and related accessories; Nikon Total Stations, Automatic Levels, Thedolites; Itronix Products; Ag Leader Products; Chicago Steel Accessories; Garmin Handheld GPS Units; Optech; and Caterpillar Technology Products.

The Geomatics segment also includes products, accessories and services related to the business of measurement and setting out (i.e. Survey, Mapping and GIS) and precise position monitoring (such as scanning excavations and industrial plants). Also included within this segment are the machine guidance products, accessories and services related to the business of guiding, controlling and monitoring machinery, including moving machinery such as graders, dump trucks and drills as well as agricultural products which have tractor and crop-spraying guidance in them.

Telematics

Telematics products, accessories and services are related to the business of remote monitoring of assets, frequently in real-time (including tracking and tracing) whereby position, attributes, status and communication are involved. Telematics products often focus on people and assets in hostile and demanding environments such as monitoring hazardous materials for homeland security purposes. This segment addresses the market for fleet management, workforce management, remote asset management and tracking, meter reading, and emergency services by providing hardware for GPS information and data collection, as well as the software needed to access and analyze the data through the Internet. Astrata Group products combine positioning, wireless, and information technology and add measurable value to location-based information. The Company offers airtime to communicate data from the vehicle or field location to the customer's data center or provides access over the Internet to the data and application software. This allows critical real-time performance and monitoring data to be accessed and analyzed by supervisory, maintenance, or financial users and make real-time decisions for productivity improvement, cost reductions, safety improvement, or other critical decisions to be fed to the field.

In addition, Astrata Group offers a range of rugged mobile computing, wireless and location-based solutions, which combine GPS and GSM technologies. The services markets for location-based technologies include workforce management, remote asset management and tracking, meter reading and emergency services. Astrata Group offers custom built solutions as well as "off-the-shelf" products to meet the specific needs of its customers.

The Telematics segment also includes our seventh generation GPS/GSM transceiver (the Astrata Geo-Location Platform, or "GLP") that enables users to track, monitor, and control mobile platforms or remote assets such as trucks, vessels, containers, trailers, and other vehicles. The Astrata GLP is based on ten years of experience designing, manufacturing, and supporting over 80,000 GLP units for major global commercial telematics companies such as Thales. Management believes that the GLP sets a new standard of capability and functionality, more expandability, and high reliability, while at the same time dramatically reducing the cost of Location Based Services ("LBS"). Management believes that customers can reduce costs, increase productivity, and monitor and control virtually any equipment, vehicles, assets, or persons using state of the art monitoring, routing, control or other real-time information systems. The GLP platform allows Astrata Group to integrate customized applications for virtually any requirement in markets such as container tracking for homeland security and employees for compliance with the Department of Transportation Legislation relating to driving hours.

Technology Overview

A major portion of our business is the application of GPS to terrestrial applications. GPS is a system of 24 orbiting satellites and associated ground control that is funded and maintained by the U.S. Government and is available worldwide free of charge. GPS positioning is based on a technique that precisely measures distances from four or more satellites. The satellites continuously transmit precisely timed radio signals using extremely accurate atomic clocks. A GPS receiver measures distances from the satellites in view by determining the travel time of a signal from the satellite to the receiver, and then uses those distances to compute its position. Under normal circumstances, a stand-alone GPS receiver is able to calculate its position at any point on earth, in the earth's atmosphere, or in lower earth orbit, to approximately ten meters, twenty-four hours a day. Much better accuracies are possible through a technique called "differential GPS". In addition, GPS provides extremely accurate time measurement.

GPS technology is dependent upon the reception by a receiver of the GPS signals, which requires line-of-sight visibility between the satellites and the receiver. Buildings, hills, and dense foliage can block this line-of-sight visibility. The receiver must have a line-of-sight to at least four satellites to determine its latitude, longitude, altitude, and time. Distortion of GPS signals from atmospheric conditions, intentional or inadvertent signal interference, or Selective Availability may also limit the accuracy of GPS. Selective Availability, which was the largest component of GPS distortion, is controlled by the U.S. Department of Defense and was deactivated on May 1, 2000.

The convergence of our position, wireless, and information technologies enables us to add significant value to location-based information. At the same time, wireless communications have become far less expensive in recent years. This allows the low-cost efficient transfer of the GPS receiver's position data (combined with critical performance and monitoring information from the field equipment or personnel) to locations distant from the positioning receiver. This in turn permits the data to be accessed by supervisory, maintenance, or financial users and thereby allows productivity improving, cost reducing, safety-related, or other critical real time data to be fed to the field.

Laser and optical products sold and serviced by us measure distances and angles accurately using light. Laser diodes create light beams for distance measurement and precision mechanics and software algorithms in these products combine to give accurate distance and angle measurements for a variety of agricultural, surveying, academic research and construction applications.

Technical Support Services

Astrata Group maintains workshops staffed with factory-trained personnel to service and repair the equipment sold by the Company. Also, the Company provides technical support by means of dedicated personnel via e-mail, telephone and in-house, and offers product training.

Recent Trends

Geographic Expansion

The Company recently expanded the Geomatics business into the Asia Pacific region with offices in Singapore, Malaysia, and Brunei.

Astrata (Asia Pacific) Pte Ltd was incorporated on October 6, 2003 and is a wholly owned subsidiary of ours. The subsidiary serves as our Asia Pacific Regional Headquarters and also as the holding entity for our other subsidiaries, joint ventures, and strategic partnerships located in Malaysia, Brunei, and Indonesia.

Astrata (Singapore) Pte Ltd was incorporated on October 6, 2003 and is owned 51% by Astrata (Asia Pacific) Pte Ltd and 49% by PCS Security Pty Ltd (a Singapore security consultancy company), the management of which has served with various security and intelligence organizations in the Singapore government.

Our strategy is to deploy our leading edge technologies into the homeland security, hazardous materials, and civil defense markets in the Asia Pacific region by providing our customers with comprehensive solutions to their needs.

Geo-Location Platform (the "GLP")

The GLP is a GPS/GSM transceiver that enables users to track, monitor and control mobile platforms or remote assets such as trucks, vessels, containers and trailers. The device has been designed to meet certain international and domestic homeland security requirements and to be capable of handling vehicles carrying hazardous materials. The device has a number of input/outputs that allow connectivity to third party sensors on board the platform being tracked. Such sensors include temperature, ignition on/off, oil pressure, door open/close, tire pressure, and engine revolutions. The GPS receiver provides accurate positional, time, speed and directional information. All of these variables are used to make real-time Boolean type decisions and the GSM engine is used to communicate the result to a remote software application. The unit uses proprietary on-board software executing on a Linux operating system to manage the operation of the unit.

Management believes that the GLP is the smallest, lowest cost, fully integrated, state of the art GPS location and GSM/CDMA (Code Division Multiple Access) wireless system, with on board over the air programmable intelligence operating on the MC Linux operating system. It combines a GPS system, a GSM phone, and a computer operating system integrated into a single package approximately half the size of a pack of cigarettes. The built-in wireless communication options include quad-band GSM, General Packet Radio Switching ("GPRS"), Short Message Service ("SMS"), circuit switched data ("CSD"), Bluetooth, and wireless Local Area Networks ("LAN"). The GLP is the backbone of the Astrata Group telematics product line and the foundation of our LBS research and development plan.

The Telematics segment also includes our seventh generation GPS/GSM transceiver (the Astrata "GLP") that enables users to track, monitor and control mobile platforms or remote assets such as trucks, vessels, containers, trailers and other vehicles. The Astrata GLP is based on ten years of experience designing, manufacturing, and supporting over 80,000 GLP units for major global commercial telematics companies such as Thales. Management believes that the GLP sets a new standard of capability and functionality, more expandability, and high reliability, while at the same time dramatically reducing the cost of LBS. Management believes that customers can reduce costs, increase productivity, and monitor and control virtually any equipment, vehicles, assets, or persons using state of the art monitoring, routing, control or other real-time information systems. The GLP platform allows Astrata Group to integrate customized applications for virtually any requirement in markets such as container tracking for homeland security and employees for compliance with the Department of Transportation Legislation relating to driving hours.

Astrata Systems built the first one hundred of the seventh generation GLP units in May 2004 for field-testing and then built one thousand additional GLP units in September 2004 for initial commercial release. The Astrata GLP system, comprising the complete software, firmware, and hardware was launched globally to customers in November 2004.

Joint Venture with Barloworld

In October 2003, Astrata SA entered into an agreement with Barloworld, the exclusive distributor for Caterpillar Corporation in South Africa, pursuant to which Barloworld Optron Technologies (Pty) Limited ("BOT") was formed. Astrata SA and Barloworld each owns 50% of BOT. Barloworld's core business is the sale, rental, service, and maintenance of new and used Caterpillar commercial equipment and related parts in South Africa and other African countries. The principal business of BOT is the supply of products and services to the mining industry in southern Africa.

BOT's initial capitalization principally consisted of interest-bearing loans by the stockholders represented by (i) a contribution of inventory by Astrata SA with an agreed-upon value of approximately $200,000 and (ii) an equal amount in cash to be provided by Barloworld as needed for working capital requirements.

Since Astrata SA does not own a majority voting interest in BOT and does not otherwise have a controlling financial interest therein, we account for Astrata SA's investment in BOT using the equity method of accounting. BOT has a September 30 fiscal year end.

SureTrack Acquisition

In January 2005, Astrata SA closed the purchase of the assets of SureTrack, a satellite-based tracking and communications enterprise, whose technology facilitates cross-border fleet management services, particularly in remote areas.

SureTrack's Global Telemetry Monitoring System - renamed Solaris - integrates satellite communications capability with the Astrata GLP, the world's smallest advanced fleet management and real-time vehicle tracking device, which integrates a GPS receiver, a GSM cell phone, and a sophisticated computer operating system into a single package approximately 50% the size of a modern mobile phone. The Astrata-GLP can monitor and control fleets of virtually any equipment, vehicles, assets, shipping containers, as well as the status of individuals and personnel. Solaris was developed by SureTrack as a fleet management and vehicle monitoring software solution for the VISTA (MT2000) satellite communications platform. The application is designed to interface seamlessly with various on-board devices and biometric control systems. SureTrack was established in 2001 and was based in Centurion, South Africa. It employed 14 people, all of whom have remained with Astrata.

Principal Suppliers

We are a distributor in sub-Saharan Africa for Trimble Navigation Limited's line of products and Trimble represents our largest single supplier.

Competition

The markets for navigation, communications, and information products are highly competitive. We believe the principal competitive factors impacting the market for our products are design, functionality, quality and reliability, customer service, price, time-to-market, and availability. We believe that we generally compete favorably in these areas.

While we believe our products and services offer superior features, there is no certainty that we will establish our self in the international market. A number of our competitors, as detailed below, offer products that provide some of the functionality of our products. While we do not believe that any one or our competitors has a dominant position in our market as a whole, we may not be able to maintain our competitive position against current or potential competitors, especially those with significantly greater financial, marketing, service, and support, technical, and other resources. Substantially all of our principal competitors are international entities and are larger and more established than we.

We believe that our principal competitors for consumer Geomatics Technology product lines are Omnistar, Leica, Vi Instruments, Sokkia RSA, and Garmin GPS-enabled products; for Laser Scanning product lines are Riegal, Leica-Cyra, 3rd Tech Inc., iQvolution, Maptek, Measurement Devices Ltd., Visi Image Inc., and Zoller+Frohlich; and for our Machine Control and Guidance Technologies are Leica and Topcon. We believe that our principal competitors for our Telematics product lines are Siemens VDO Automotive (the automotive component arm of Siemens AG), CET and SES Systems Pte Ltd (subsidiaries of Singapore Technologies Electronics Limited), Unity Integration Corp, Stratech Systems, Circuitlink International, GEDAS, V3 Teletech Pte Ltd, GRID, and Thales Telematics (part of the Thales Group).

Research and Development

Research and development costs relating to computer software products to be sold or otherwise marketed that are incurred before technological feasibility of the product has been established and after general release of the product to customers are expensed as incurred.

Company management believes that technological feasibility is not established until a beta version of the product exists. Historically, costs incurred during the period from when a beta version is available until general release have not been material. Accordingly, the Company has not capitalized any software development costs. Research and development costs were approximately $1.3 million and $0.5 million for the years ended February 28, 2005 and February 29, 2004, respectively.

Employees

We currently have 222 employees in addition to four consultants. Our employees are not represented by labor unions or collective bargaining agreements. We believe that our labor relations are good.

Item 2: Description of Property

We are currently leasing our executive offices, sales offices and manufacturing facilities. Our executive office is located at 1801 Century Park East, Suite 1830, Los Angeles, California 90067.

We are currently leasing facilities at the following locations:

•	England: Chelsea Harbour, London, approximately 3,000 square feet

•	Brunei: Kuala Belait, approximately 3,000 square feet

•	Malaysia: Kuala Lumpur, approximately 1,500 square feet

•	Singapore: Suntec Tower One, Singapore, approximately 4,700 square feet

•	South Africa: Stellenbosch, approximately 8,400 square feet

•	South Africa: Johannesburg, approximately 5,500 square feet

We believe that these facilities are sufficient for the Company's operating purposes for the foreseeable future.

Item 3: Legal Proceedings

From time to time, the Company may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business. The Company is not currently a party to any material legal proceedings.

Item 4: Submission of Matters to a Vote of Security Holders

The Company did not submit matters to a vote of security holders during the year ended February 28, 2005.

PART II

Item 5: Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock has been quoted on the OTC Bulletin Board since December 2004, and is currently quoted under the symbol "ATTG". The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by Yahoo!® Finance. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Bid
	High	Low
Fiscal year ending, February 28, 2006:
First Quarter	$7.65	$3.55
Fiscal year ended, February 28, 2005:
Fourth Quarter[1]	$7.70	$5.00

[1]	Quotation of the Company's common stock on the OTC Bulletin Board commenced in December 2004.

On June 7, 2005, the last sales price of our common stock was $3.55.

Penny Stock Rules

The Securities and Exchange Commission (the "SEC") has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of June 7, 2005, there were approximately 494 holders of record of our common stock.

Dividends

The Company has never declared or paid any cash dividends on our common stock. For the foreseeable future, we expect to retain earnings, if any, to finance the operation and expansion of our business.

Recent Sales of Unregistered Securities

              The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933, as amended (the “Securities Act”), during the year ended February 28, 2005, that were not previously disclosed in one of our periodic reports during the year.

              In September 2004, one of our stockholders (who then beneficially owned approximately 5.5% of our outstanding common stock) lent $1.5 million to us. Concurrently with our receipt of the proceeds of the loan, we agreed to grant the stockholder two-year warrants (which vested and became fully exercisable on the grant date) to purchase up to 48,000 shares of our common stock at an exercise price of $2.00 per share. The Company has recorded this transaction as a finance charge of $139,000 using Black-Scholes to estimate the fair value. In connection with the grant of the warrants, we also agreed to provide certain registration rights for a period not to exceed five years in respect of the shares underlying the warrants and for certain other shares then owned by the stockholder. The registration rights agreement does not contain any specific deadlines or financial penalties relating to the filing or effectiveness of the registration statement. In November 2004, with retroactive effect to the date of the original borrowing, the stockholder and we amended the loan arrangement such that the due date was extended by approximately 90 days to June 30, 2005, and the principal and accrued interest was convertible into shares of our common stock at the rate of $5.00 per share. The stockholder’s conversion privilege expires when we have privately issued our common stock for an aggregate consideration of at least $10 million. Interest at the rate of 15%, compounded annually, continued to be due and payable concurrently with the principal. Concurrently with the amendment of the loan arrangement, we also granted the stockholder two-year warrants (which vested and became fully exercisable on the grant date) to purchase up to 32,000 shares of our common stock at an exercise price of $5.00 per share. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to a single accredited investor.

              In December 2004, we sold a $384,000 convertible demand note to the same stockholder who was referenced in the preceding paragraph. The holder’s conversion privilege under the December 2004 note expires when we have privately issued our common stock for an aggregate of at least $10 million. The principal is due upon 15 days’ written demand, but no later than June 30, 2005. Interest at the rate of 15%, compounded annually, is due and payable concurrently with the principal. In connection with the sale of the note, we granted warrants (which vested and became fully exercisable on the grant date) to the holder to purchase up to 12,000 shares of our common stock at an exercise price of $5.00 per share. We recorded the grant of the warrants as a finance charge of $28,000 using the Black-Scholes option-pricing model to estimate their fair value. The transaction described in this paragraph constituted an exempt offering under Rule 506 of Regulation D to an accredited investor.

              In December 2004, we entered into a series of agreements, pursuant to which we sold 166,428 units of our securities at $5.25 per unit, or an aggregate of $841,247 in net proceeds. Each unit consisted of one share of common stock and one two-year warrant to purchase one share of common stock at an exercise price of $5.00. The warrants vested and became fully exercisable on their issuance dates. We also provided certain “piggy-back” registration rights for the shares and the shares underlying the warrants for a period not to exceed three years, and agreed to file a re-sale registration statement with the SEC covering the registrable securities on or before June 2005. We are not subject to any contractual penalties if such registration statement is not filed timely or declared effective by the SEC by any specific date. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to accredited investors.

              In December 2004, we entered into an agreement pursuant to which we sold 100,000 units of our securities to a then-existing stockholder at $5.25 per unit, for an aggregate of $525,000 in gross proceeds. Each unit consisted of one share of common stock and one five-year warrant to purchase one share of our common stock at an exercise price of $5.00. The warrants vested and became fully exercisable on the issuance date. We also granted the stockholder certain “piggy-back” and “S-3” re-sale registration rights for the common stock and the shares of common stock underlying the warrants, as well as for other shares then owned by such stockholder for a period not to exceed three years and agreed to file a re-sale registration statement with the SEC covering the registrable securities on or before June 2005. We are not subject to any contractual penalties in the event that any such registration statement is not filed timely or not declared effective by the SEC by any specific date. The transaction described in this paragraph constituted an exempt offering under Rule 506 of Regulation D to a single accredited investor.

              In December 2004, we issued 52,500 shares of our common stock in exchange for services provided by certain consultants. Such shares were valued at $262,500 (estimated to be the fair value based on the trading price on the issuance date). The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

              In December 2004, we issued 24,100 shares of our common stock to approximately 190 employees in exchange for services rendered. Such shares were valued at $120,500 (estimated to be the fair value based on the trading price on the issuance date). With the exception of one employee and his family member designees and two minor designees of a second employee of ours, none of the persons was a “U.S. person” (as defined in Rule 902 of Regulation S), and each of the issuances constituted an “offshore transaction” (as defined in Rule 902 of Regulation S). The per-share value of the common stock was $5.00 recorded as compensation expense in the amount of $120,500. The transactions described in this paragraph constituted exempt offerings under Regulation S or Section 4(2) of the Securities Act.

              In January 2005, we issued 150,000 shares of our common stock to three newly appointed, non-management directors in connection with their appointment as directors. The per-share value of the common stock was $5.00 for an aggregate amount of $750,000. The shares will be earned over a two-year period and are being recorded as compensation expense over such period. We have recognized $62,500 in the year ended February 28, 2005 and recorded the balance of $687,500 as deferred compensation. The transactions described in this paragraph constituted an exempt offering under Rule 506 of Regulation D to accredited investors.

              In January 2005, we issued 160,198 shares of our common stock in connection with an acquisition (see Note 5). We had an independent valuation prepared regarding the acquisition, which estimated a per-share value of $3.02, or an aggregate value of $483,798. The shares bear a legend restricting the resale of 50% thereof for a two-year period and the remaining 50% for a three-year period. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

              In January 2005, we entered into a series of agreements to sell 100,720 units of our securities at $5.25 per unit, for an aggregate of $528,780 in gross proceeds. Each unit consisted of one share of our common stock and one three-year warrant, each for the purchase of one share of our common stock at an exercise price of $5.00 per share. The warrants vested and became fully exercisable on their issuance dates. We also provided certain “piggy-back” registration rights for the shares and the shares underlying the warrants for a period not to exceed three years and agreed to file a registration statement with the SEC covering the resale of the registrable securities on or before June 2005. We are not subject to any contractual penalties in the event that any such registration statement is not filed timely or not declared effective by the SEC by any specific date. None of the subscribers was a “U.S. person” (as defined in Rule 902 of Regulation S), and each of the sales constituted an “offshore transaction” (as defined in Rule 902 of Regulation S). The transactions described in this paragraph constituted exempt offerings under Regulation S.

              In February 2005, we entered into a series of agreements pursuant to which we sold 15,000 units of our securities at $5.25 per unit, for an aggregate of $79,000 in gross proceeds. Each unit consisted of one share of our common stock and one three-year warrant to purchase one share of our common stock at an exercise price of $5.00. The warrants vested and became fully exercisable on their issuance dates. We also provided certain “piggy-back” registration right for the shares and the shares underlying the warrants for a period not to exceed three years and agreed to file a registration statement with the SEC covering the resale of the registrable securities on or before June 2005. We are not subject to any contractual penalties in the event that any such registration statement is not filed timely or not declared effective by the SEC by any specific date. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to accredited investors.

                  In February 2005, we entered into a series of short-term convertible notes, pursuant to which we borrowed an aggregate of $1,500,000. Principal and accrued interest (at the rate of nine percent per annum) were repaid in April 2005. In connection with obtaining the loans, we issued an aggregate of 15,000 shares of our common stock to the lenders. In February 2005, we also sold and issued 150,000 five-year warrants for the purchase of an equivalent number of shares of common stock. The exercise price of each warrant was $5.00, subject to certain anti-dilution provisions. The warrants vested and became fully exercisable on their issue dates. The values assigned to the shares and warrants represent finance charges and will be expensed over the term of the short-term loan. The values for the shares or common stock and the warrants were estimated separately, with the 15,000 shares being valued at $6.375 per share and the 150,000 warrants being valued using an option-pricing model at $196,000. The Company also provided certain “piggy-back” registration rights for the shares underlying the notes, for the issued shares, and for the shares underlying the warrants for a period not to exceed five years and agreed to file a registration statement with the SEC covering the registrable securities on or before June 2005. The Company is not subject to any contractual penalties in the event that any such registration statement is not filed timely or not declared effective by the SEC by any specific date. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to accredited investors.

              In February 2005, we issued 59,940 shares of our common stock in connection with an acquisition (see Note 5). The purchase agreement assigned a per-share value of $5.005 with an aggregate amount of $300,000. The shares bear a legend restricting the resale thereof for a three-year period. The transaction described in this paragraph constitutes an exempt offering under Section 4(2) of the Securities Act.

Item 6: Management's Discussion and Analysis

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally in the United States of America and the other countries in which the Company operates, legislative/regulatory changes, the political climate in the foreign countries in which the Company operates, the availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business; including additional factors that could materially affect the Company's financial results, are included herein and in the Company's other filings with the Securities and Exchange Commission.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully review and consider the risk factors listed below, as well as the other information contained in this Annual Report, including our financial statements and related notes, before deciding to invest in shares of our common stock or to maintain or increase your investment in shares of our common stock. You should also review our quarterly reports on Form 10-QSB and previous and subsequent current reports on Form 8-K. The risks and uncertainties described below are not the only ones we may face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, and/or operating results. If any of the following risks, or any other risks not described below, actually occur, it is likely that our business, financial condition, and operating results could be seriously harmed. As a result, the trading price of our common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business and Our Marketplace

Liquidity and Future Funding Requirements

In order for us to fund our operations and continue our business plan, substantial additional funding will be required from external sources. Management currently intends to fund operations through a combination of equity, lines of credit, and collateralized debt facilities. Management is currently in negotiations with a number of strategic investors, who have expressed an interest in making equity investments in us. These discussions are ongoing, and some of the potential investors are currently conducting their due diligence procedures. However, there can be no assurance of the outcome of these negotiations. In the event that we are not able to secure equity financing on acceptable terms beyond the $3.6 million of gross proceeds received in April and May 2005, management believes that it has the ability to access debt markets using sale and leaseback arrangements and/or collateralized debt facilities. In addition, management has the flexibility to revise our business plan and thereby reduce our cash requirements by using alternate channels to access Telematics markets in selected geographic locations. While such revisions may yield immediate improvements in short-term profitability and cash flow, this will be achieved at the cost of a reduction in our future growth rate and profitability, if any.

Our strategic acquisitions, investments, strategic partnerships or other ventures may not be successful

Astrata intends to evaluate acquisition opportunities and opportunities to make investments in complementary businesses, technologies, services, or products or to enter into strategic partnerships with parties who can provide access to those assets, additional product or services offerings, or additional industry expertise. The Company may not be able to identify suitable acquisition, investment, or strategic partnership candidates, or if we do identify suitable candidates in the future, we may not be able to complete those transactions on commercially favorable terms, or at all.

Acquisitions of companies, divisions of companies, or products entail numerous risks, including:

▪	the difficulty of assimilating geographically dispersed operations and personnel of the acquired companies;
▪	potential inability to successfully integrate acquired operations and/or products or to realize cost savings or other anticipated benefits from integration;
▪	loss of key employees of acquired operations;
▪	the potential disruption of our ongoing business;
▪	unanticipated expenses related to such integration;
▪	the impairment of relationships with employees and customers of either an acquired company and/or our own business;
▪	the potential unknown liabilities associated with acquired business;
▪	inability to recover strategic investments in development stage entities;
▪	amortization and/or impairment of large amounts of intangible assets;
▪	the diversion of management's attention from ongoing development of our business and/or other business concerns; and
▪	the use of substantial amounts of our available cash or financial resources to consummate the acquisition.

We have limited experience in the geographic areas into which we expect to expand for our future operations

Although Astrata (Pty) Limited was established in 1986, we have had limited operations in Europe and Southeast Asia, in addition to the Middle East and the United States, where we propose to expand in the future. The business plan is largely based on the accumulated knowledge developed in South Africa.

Despite our sales volume, Astrata should still be considered an early stage company, and our operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the lack of significant operating history in various international markets. There is no certainty that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including the ability to develop a broad international customer base, enter new industries or areas of operations, and generally do business in a sufficient volume to provide sufficient revenue to cover our general and administrative, as well as operating, costs.

Astrata's business strategy entails providing comprehensive tracking system solutions. There is no certainty Astrata will accomplish development objectives in a timely manner, if at all. Any delays in meeting development objectives could impede success. As a developing business, we have no significant operating history outside of South Africa to reflect the results of this strategy. Therefore, there is no guarantee that we will succeed in implementing our strategy or that we will obtain financial returns sufficient to justify our investment in the markets in which we plan to participate.

There are significant risks inherent in the development of new products and markets

Our strategy includes developing new applications and entering new markets. The development of new and/or enhanced software products and services is a complex and uncertain process. We may experience design, development, testing, and other difficulties that could delay or prevent the introduction of new products or product enhancements and could increase research and development costs.

The market for certain of our products and services is new and the markets for all of our products and services are likely to change rapidly. Our future success will depend on our ability to anticipate changing customer requirements effectively and in a timely manner and to offer products and services that meet these demands. If we are unable to anticipate changes in existing and planned markets, we may not be able to expand our business or successfully compete with other companies.

We have limited marketing experience outside of South Africa and have conducted only limited marketing activities in the international market. We are in the early stages of development of our marketing, distribution and sales structure, organization, alliances, contracts and partnerships. Our expertise does not guarantee success or sales and there is a risk that we could be less capable in these areas of business development than in the area of product development. Further, we may experience delays in market acceptance of new products or product enhancements as we engage in marketing and education of our user base regarding the advantages and system requirements for the new products and services and as customers evaluate the advantages and disadvantages of upgrading to our new products or services.

There are significant risks associated with international operations

We are subject to specific risks associated with doing business internationally and our future results could be harmed by a variety of international factors, including:

▪	changes in foreign currency exchange rates;
▪	changes in a specific country's or region's political or economic conditions, particularly in emerging markets;
▪	trade protection measures and import or export licensing requirements;
▪	potentially negative consequences from changes in tax laws;
▪	difficulty in managing widespread sales and manufacturing operations;
▪	less effective protection of intellectual property;
▪	longer sales cycles in international markets;
▪	tariffs, export controls and other trade barriers;
▪	difficulties in collecting accounts receivable in foreign countries;
▪	the burdens of complying with a wide variety of foreign laws; and
▪	the need to develop internationalized versions of our products and foreign language marketing and sales materials.

Our success is dependent on our ability to manage our growth and expansion effectively

Our ability to successfully offer products and implement our business plan in a rapidly evolving market requires, among other items, an effective planning and management process. Growth in sales or continued expansion in the scope of operations could strain our current management, financial, manufacturing and other resources, and may require us to implement and improve a variety of operating, financial and other systems, procedures, and controls.

Certain of our products are dependent on the continued availability of the Global Positioning System

Global Positioning System ("GPS") products depend upon satellites maintained by the United States Department of Defense. If a significant number of these satellites become inoperable, unavailable, not replaced, if the policies of the United States government for the free use of the GPS are changed, or if there is interference with GPS signals, our business will suffer.

The GPS is a satellite-based navigation and positioning system consisting of a constellation of orbiting satellites. The satellites and their ground control and monitoring stations are maintained and operated by the United States Department of Defense. The Department of Defense does not currently charge users for access to the satellite signals. These satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, some of the current satellites have been operating for more than 13 years.

If a significant number of satellites were to become inoperable, unavailable, or are not replaced, it would impair the current utility of our GPS products and the growth of current and additional market opportunities. In addition, there can be no assurance that the U.S. government will remain committed to the operation and maintenance of GPS satellites over a long period, or that the policies of the U.S. government that provide for the use of the GPS without charge and without accuracy degradation will remain unchanged.

Because of the increasing commercial applications of the GPS, other U.S. government agencies may become involved in the administration or the regulation of the use of GPS signals. European governments have expressed interest in building an independent satellite navigation system known as Galileo. Depending on the as yet undetermined design and operation of this system, it is possible that it could cause interference with GPS signals. Any of the foregoing factors could affect the willingness of buyers of our products to select GPS-based products instead of products that use competing technologies.

Any reallocation of radio frequency spectrum could cause interference with the reception of GPS signals and this interference could harm our business. GPS technology is dependent on the use of the Standard Positioning Service ("SPS") provided by the U.S. Government's GPS satellites. The GPS operates in radio frequency bands that are globally allocated for radio navigation satellite services. The assignment of spectrum is controlled by an international organization known as the International Telecommunications Union ("ITU").

The Federal Communications Commission ("FCC") is responsible for the assignment of spectrum for non-government use in the United States in accordance with ITU regulations. Any ITU or FCC reallocation of radio frequency spectrum, including frequency band segmentation or sharing of spectrum, could cause interference with the reception of GPS signals and may materially and adversely affect the utility and reliability of our products, which would, in turn, have a material adverse effect on our operating results. In addition, emissions from mobile satellite service and other equipment operating in adjacent frequency bands or in-band may materially and adversely affect the utility and reliability of our products, which could result in a material adverse effect on our operating results.

Our products are subject to rapid technological advances and may become obsolete

Since many of our products are based upon both GPS and cellular telephone technologies, both of which experience rapid technological advances, Astrata must continue its research and development efforts or risk technological obsolescence. Our future revenue stream depends to a large degree on our ability to bring new products to market on a timely basis. We must continue to make significant investments in order to develop new products, enhance existing products and achieve market acceptance of such products. We may incur problems in the future in innovating and introducing new products. Our products in development may not be successfully completed or, if developed, may not achieve significant customer acceptance. If we are unable to successfully define, develop and introduce competitive new products, and enhance existing products, our future results of operations would be adversely affected. Development and manufacturing schedules for technology products are difficult to predict, and we might not achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to our future success.

A delay in new product introductions could have a significant adverse impact on our results of operations. Products and services as sophisticated as ours could contain undetected errors or defects, especially when first introduced or when new models or versions are released. In general, our products may not be free from errors or defects after commercial shipments have begun, which could result in damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs and warranty claims and litigation which would harm our business, results of operations, and financial condition.

Although we have completed many technological aspects of upcoming products, there is no certainty that, even upon widespread commercial use, any of these products or services will satisfactorily perform the functions for which they have been designed. Our technology is not inherently new; many competitors use similar hardware, and we anticipate it will be well received by the marketplace. Product development, commercialization, and continued system refinement and enhancement efforts remain subject to all of the risks inherent in development of new products based on innovative technologies, including unanticipated delays, expenses, technical problems, as well as the possible insufficiency of funds to implement development efforts, which could result in abandonment or substantial change in product commercialization.

Our success will also be largely dependent upon our products meeting performance objectives and the timely introduction of those products into the marketplace, among other things. There is no certainty that our products will satisfy current price or performance objectives.

Protection of proprietary nature of our products

Our success will be dependent to a significant extent on our ability to protect the proprietary and confidential aspects of our products' technology. We have no patents or patent applications pending for our products. We have used non-disclosure agreements and other contractual provisions and technical measures to establish and protect our proprietary rights in our products. It is our belief that the pace of product development is so fast that long-term patent protection would be of little benefit to us. There is no guarantee that a patent, if granted, will protect our products against infringement, or that we will have the financial resources to prosecute an infringement claim.

Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in software are uncertain and still evolving, and the future viability or value of any of our intellectual property rights is uncertain. Effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are distributed or made available. For example, patent protection within the World Trade Organization appears to permit substantial discretion to member countries.

In addition, patent protection does not prevent independent third-party development of competitive products or services. We believe that our products and other proprietary rights do not infringe upon the proprietary rights of third parties. There can be no certainty, however, that third parties will not assert infringement claims against us in the future or that any such assertion will not require us to enter into a license agreement or royalty arrangement with the party asserting such a claim. Responding to and defending any such claims may require significant management and financial resources and otherwise have a material adverse effect on our results of operations, financial condition, or business.

In addition, if, in the future, litigation is necessary to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and/or financial condition. As a result, ultimately, we may be unable, for financial or other reasons, to enforce our rights under the various intellectual property laws described above.

If we are subject to third-party infringement claims, we could be required to pay a substantial damage award

In recent years, there has been significant litigation in the United States involving patents, trademarks, copyrights and other intellectual property rights, particularly in the software industry. We could become subject to intellectual property infringement claims as the number of our competitors grows and our products and services increasingly overlap with competitive offerings. In addition, as part of our product licenses, we agree to indemnify our customers against claims that our products infringe upon the intellectual property rights of others. These claims, even if not meritorious, could be expensive and divert management's attention from operating our business. We could incur substantial costs in defending ourselves and our customers against infringement claims. If we become liable to third parties for infringement of their intellectual property rights, we could be required to pay a substantial damage award and to develop non-infringing technology, obtain one or more licenses for us and our customers from third parties or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license at a reasonable cost, or at all.

We are dependent upon a limited number of on key personnel

Because of the technical nature of our solutions and the markets in which we compete, our success depends on the continued services of our current executive officers and our ability to attract and retain qualified personnel with expertise in wireless communications and GPS. The loss of any of them or our inability to attract additional, experienced management personnel could have a substantial adverse affect on the Company. We have not obtained "key man" insurance policies on any of our management personnel and do not expect to obtain it on any of our future management personnel, as employed. Our ability to implement our strategies depends upon our ability to attract highly talented managerial personnel. There can be no assurance that we will attract and retain such employees in the future. The inability to hire and/or loss of key management or technical personnel could materially and adversely affect our business, results of operations and financial condition.

We are in very competitive markets with much larger, more established competitors

Our markets are highly competitive and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors including the price, quality, and performance of our products, the level of customer service, the development of new technology and our ability to participate in emerging markets. Within each of our markets, we encounter direct competition from other GPS, optical and laser suppliers and competition may intensify from various larger foreign and domestic competitors and new market entrants, some of which may be our current customers. The competition in the future may, in some cases, result in price reductions, reduced margins and/or loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. We believe that our ability to compete successfully in the future with existing and additional competitors will depend largely on our ability to execute our strategy to provide systems and products with significantly differentiated features compared to currently available products. We may not be able to implement this strategy successfully, and our products may not be competitive with other technologies or products that may be developed by our competitors, many of whom have significantly greater financial, technical, manufacturing, marketing, sales, and other resources than we do.

While we believe our products and services offer superior features, there is no certainty that we will establish our self in the international market. A number of companies offer products that provide some of the functionality of our products. While we do not believe that any one company has a dominant position in our market as a whole, we may not be able to maintain our competitive position against current or potential competitors, especially those with significantly greater financial, marketing, service, and support, technical, and other resources. Competitors with greater resources may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, distributors, resellers or other strategic partners. We expect additional competition from other established and emerging companies as the market for our software continues to develop. We may not be able to compete successfully with current and future competitors.

Our business is subject to long sales cycles, causing high working capital requirements

Because the anticipated sales cycle in the target markets is subject to long cycles which include potential buyers requiring an evaluation process, the Company may be required to subsidize operations pending both obtaining sales contracts and the subsequent payment of invoices, increasing the need for adequate working capital.

Since our technology is new, prospective customers may require a longer evaluation process prior to purchasing or making a decision to include our product in their vehicles or containers. Some prospective customers may require a test installation of a customized system before making a purchase decision, which could be costly and time consuming for the Company. Each industry that we serve may have entirely different requirements, which can diminish our ability to fine tune a marketing approach. Consequently, a backlog of orders could place a significant strain on our financial and other resources. At the same time, the failure by the Company to build a backlog of orders in the future would have a material adverse effect on our financial condition.

We may experience difficulty in maintaining and expanding sales channels

To increase our market awareness, customer base and revenues, we must expand our direct and indirect sales operations. There is strong competition for qualified sales personnel, and we may not be able to attract or retain sufficient new sales personnel to expand our operations. New sales personnel require training and it takes time for them to achieve full productivity, if at all. In addition, we believe that our success is dependent on the expansion of our indirect distribution channels, including our relationships with wireless carriers and independent sales agents. These sales channel alliances also require training in selling our solutions and it will take time for these alliances to achieve productivity, if at all. We may not be able to establish relationships with additional distributors on a timely basis, or at all. Our independent sales agents, many of which are not engaged with us on an exclusive basis, may not devote adequate resources to promoting and selling our solutions.

Any system failure or inadequacy could materially and adversely affect our business

Any system failure could harm our reputation, cause a loss or delay in market acceptance of our products or services and could have a material adverse effect on our business, financial condition, and results of operations. There is no certainty that server failures or interruptions will not occur.

Our failure to comply with government regulations could materially and adversely affect our business

Our products and services require compliance with many telecommunication laws and regulations, consumer safety laws and regulations, as well as compliance with governmental laws and regulations applicable to small public companies and their capital formation efforts. For example, CE certification for radiated emissions is required for most GPS receiver and data communications products sold in the European Union. An inability to obtain such certifications in a timely manner could have an adverse effect on our operating results. Also, some of our products that use integrated radio communication technology require an end user to obtain licensing from the FCC for frequency-band usage. These are secondary licenses that are subject to certain restrictions. An inability or delay in obtaining such certifications or changes in the FCC regulations could adversely affect our ability to bring our products to market which could harm our customer relationships and have a material adverse effect on our business. Although we will make every effort to comply with applicable laws and regulations, there is no certainty of our ability to do so, nor can we predict the effect of those regulations on our proposed business activities.

Government regulations and standards could subject us to increased regulation

In addition to regulations applicable to businesses in general, we may also be subject to direct regulation by governmental agencies. These regulations may impose licensing requirements, privacy safeguards relating to certain subscriber information, or safety standards, for example with respect to human exposure to electromagnetic radiation and signal leakage. A number of legislative and regulatory proposals under consideration by governmental organizations may lead to laws or regulations concerning various aspects of the Internet, wireless communications and GPS technology, including on-line content, user privacy, taxation, access charges and liability for third-party activities. Additional, it is uncertain how existing laws governing issues such as taxation on the use of wireless networks, intellectual property, libel, user privacy and property ownership will be applied to our solutions. The adoption of new laws or the application of existing laws may expose us to significant liabilities and additional operational requirements, which could decrease the demand for our solutions and increase our cost of doing business. Wireless communications providers who supply us with airtime are subject to regulations that also increase our costs or limit the provision of our solutions.

Defects in products could materially and adversely affect our business

Products as complex as those we offer or are developing frequently contain undetected defects or errors. Despite internal testing and testing by our customers or potential customers, defects or errors may occur in our existing and/or future products and services. From time to time in the past, versions of our software that have been delivered to customers have contained errors. In the future, if we are not able to detect and correct errors prior to release, we may experience a loss of or delay in revenue, failure to achieve market acceptance and/or increased costs to correct errors, any of which could significantly harm our business.

Defects or errors could also result in tort and/or warranty claims. Warranty disclaimers and liability limitation clauses in our customer agreements may not be enforceable. Furthermore, our errors and omissions insurance may not adequately cover us for such claims. If a court were to refuse to enforce the liability-limiting provisions of our contracts for any reason, or if liabilities arose that were not contractually limited or adequately covered by insurance, our business could be harmed.

We cannot consistently and accurately predict sales orders and shipments, which can contribute to high operating capital needs

We have not been able in the past to consistently predict when our customers will place orders and request shipments so that we cannot always accurately plan our manufacturing requirements. As a result, if orders and/or shipments differ from what we predict, we may incur additional expenses and build excess inventory, which may require additional reserves and allowances. Any significant change in our customers' purchasing patterns could have a material adverse effect on our operating results for a particular quarter.

Our operating results have fluctuated and can be expected to continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. Results in any period could be affected by:

▪	changes in market demand;
▪	competitive market conditions;
▪	market acceptance of existing and/or new products;
▪	fluctuations in foreign currency exchange rates;
▪	the cost and availability of components;
▪	our ability to manufacture and ship products;
▪	the mix of our customer base and sales channels;
▪	the mix of products sold;
▪	our ability to expand our sales and marketing organization effectively;
▪	our ability to attract and retain key technical and managerial employees;
▪	the timing of shipments of products under contracts; and
▪	general global economic conditions.

In addition, demand for our products in any quarter or year may vary due to the seasonal buying patterns of our customers in the agricultural and engineering and construction industries. Due to the foregoing factors, our operating results in one or more future periods are expected to be subject to significant fluctuations. The price of our common stock could decline substantially in the event such fluctuations result in our financial performance failing to meet the expectations of public market analysts and investors, which are based primarily on historical models that are not necessarily accurate representations of the future.

We are subject to significant foreign currency exchange rate fluctuations

We have customers, suppliers and manufacturers that are located outside the United States. Some transactions relating to supply and development agreements may be conducted in currencies other than the U.S. Dollar, and fluctuations in the value of foreign currencies relative to the U.S. Dollar could cause us to incur currency exchange costs. In addition, some of our transactions denominated in U.S. Dollars may be subject to currency exchange rate risk. We cannot predict the effect of exchange rate fluctuations on our future operating results. Should there be a sustained increase in average exchange rates for the local currencies in these countries, our suppliers and manufacturers may request a price increase at the end of the contract period.

In the last quarter of fiscal 2005, the U.S. Dollar continued to weaken against several major currencies in which we do business, adversely impacting our financial results. The weaker U.S. Dollar negatively impacts our operating income due to significant manufacturing, distribution, research and development, and selling expenses incurred outside of the United States, while the weaker U.S. Dollar positively impacts our revenues generated in foreign currencies, primarily the South African Rand.

Our gross margin fluctuates based on our quarterly product and sales mix

Our gross margin is affected by a number of factors, including product mix, product pricing, cost of components, foreign currency exchange rates and manufacturing costs. For example, sales of Nikon-branded products generally have lower gross margins as compared to our GPS survey products. Absent other factors, a shift in sales towards Nikon-branded products would lead to a reduction in our overall gross margins. A decline in gross margin could potentially negatively impact our earnings or loss per common share.

Geopolitical, economic and military conditions, including terrorist attacks and other acts of war, and acts of God may materially and adversely affect our markets operated in, and our operations and profitability

Terrorist attacks and other acts of war, and any response to them, may lead to armed hostilities and such developments would likely cause instability in financial markets. Armed hostilities and terrorism may directly impact our facilities, personnel and operations. Furthermore, severe terrorist attacks or acts of war may result in temporary halts of commercial activity in the affected regions, and may result in reduced demand for our products and services. These developments could have a material adverse effect on our business and the trading price of our common stock.

Acts of God (such as tsunamis and major earthquakes) could have a similar effect on our facilities, personnel and operations in the affected geographic regions and local markets, including short-term demand for our products and services.

Risks Related to Owning Our Securities

Since first trading on December 16, 2004, our common stock has traded only sporadically and is expected to experience significant price and volume volatility in the future which substantially increases the risk of loss to persons owning our common stock

There was no public market for our common stock prior to December 16, 2004. At best, only a limited market has developed and is expected to continue to develop in the foreseeable future for our common stock. Because of the limited trading market for our common stock, and the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

We cannot predict the extent to which investor interest in our stock will create or sustain an active and orderly trading market. If such a market were to develop, the market price of our common stock may continue to be highly volatile. The sale of a large block of shares could depress the price of our common stock to a greater degree than a company that typically has a higher volume of trading in its securities. The value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

▪	Disappointing results from our development efforts;
▪	Failure to meet our revenue or profit goals or operating budget;
▪	Decline in demand for our common stock;
▪	Downward revisions in securities analysts' estimates or changes in general market conditions;
▪	Technological innovations by competitors or in competing technologies;
▪	Investor perception of our industry or our prospects;
▪	General economic trends;
▪	Variation in our quarterly operating results, including our inability to increase revenues;
▪	Announcement of new customer relationships by our competitors;
▪	Departures of our executive officers;
▪	General conditions in the worldwide economy, including fluctuations in interest rates;
▪	Developments in patents or other intellectual property rights and litigation;
▪	Developments in our relationships with our customers and suppliers;
▪	Any significant acts of terrorism against the United States; and
▪	Our currently limited public float.

Our common stock has traded as low as $3.50 and as high as $7.70 during a period of less than six months. In addition to volatility associated with Bulletin Board securities in general, the markets for high technology stocks have experienced extreme volatility that has often been unrelated to the operating performance of the particular companies. These broad market fluctuations may adversely affect the trading price of our common shares.

We are obligated to register for re-sale a material number of our shares of common stock, which is expensive and which resales could negatively affect the price of our common stock

Pursuant to certain previously granted registration rights, the Company expects to file a registration statement with the SEC shortly after the date of this Annual Report. The registration statement will register for resale approximately 2,655,000 shares of our common stock and approximately 2,155,000 shares underlying outstanding warrants that we have granted and convertible debt that we have incurred. Subject to maintaining the effectiveness of such registration statement, all such shares (if issued) may be sold in the public market at any time. Exercise of these registration rights will involve substantial time and expense to the Company. Any substantial sales in the public market of shares pursuant to the registration statement could negatively impact the market price of the common stock.

A significant number of shares of our common stock are eligible for sale in the public markets in August 2005, which could negatively affect the price of our common stock

In addition to the shares of our common stock that we are obligated to register for resale by the holders into the public markets, commencing in August 2005, an additional approximate 6,873,000 shares of our common stock, which constitute "restricted securities," may be sold into the public markets in compliance with an exemption from the registration requirements of the Securities Act provided by Rule 144. Rule 144 generally provides that beneficial owners of shares who have held such shares for one year may, within a three-month period, sell a number of shares not exceeding one percent of our total outstanding shares. Any substantial sales in the public market of restricted securities under Rule 144 or otherwise could negatively impact the market price of the common stock.

Our periodic financial results are subject to fluctuation, which could negatively affect the price of our common stock

Our operating results have in the past and could in the future vary significantly from quarter to quarter. Our periodic operating results are likely to be particularly affected by the number of customers entering into service agreements for our products during any reporting period and the size of each transaction. Other factors that could affect our periodic operating results include:

▪	our ability to attract and retain new customers and sell additional products and services to current customers;
▪	the renewal or non-renewal of service and maintenance contracts with our customers;
▪	the announcement or introduction of new products or services by us or our competitors;
▪	changes in the pricing of our products and services or those of our competitors;
▪	variability in the mix of our product and services revenue in any quarter; and
▪	the amount and timing of operating expenses and capital expenditures relating to the business.

Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. In addition, we may be unable to forecast accurately our operating results because our business and the market in which we operate are changing rapidly. Such changes could adversely affect our forecasting ability. It is possible that, in some future periods, our revenue performance, expense levels, cash usage, and/or other operating results will be below the expectations of investors and/or analysts. If this occurs, the price of our common stock might decline.

We do not intend to pay dividends; you will not receive funds without selling shares

We have never declared or paid any cash dividends on our capital stock and do not intend to pay dividends in the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. Therefore, you may not receive any funds without selling your shares.

We are not required to meet or maintain any listing standards for our common stock to be quoted on the OTC Bulletin Board, which could affect our stockholders' ability to access trading information about our common stock

The OTC Bulletin Board is separate and distinct from the Nasdaq Stock Market. Although the OTC Bulletin Board is a regulated quotation service operated by the National Association of Securities Dealers, Inc. ("NASD") that displays real-time quotes, last sale prices, and volume information in over-the-counter equity securities like our common stock, we are not required to meet or maintain any qualitative or quantitative listing standards for our common stock to be quoted on the OTC Bulletin Board. Our common stock does not presently meet the minimum listing standards for listing on the Nasdaq Stock Market or any national securities exchange which could affect our stockholders' ability to access trading information about our common stock.

The OTC Bulletin Board is generally considered to be a less efficient market than the established exchanges or the Nasdaq markets. While we anticipate seeking to be listed on the Nasdaq Stock Market or a national exchange at some time in the future, it is impossible at this time to predict when, if ever, such application will be made or whether such application will be successful.

Our common stock may be subject to penny stock rules, which make it more difficult for our stockholders to sell their common stock

Our common stock is subject to certain rules and regulations relating to "penny stocks" (generally defined as any equity security that is not quoted on the Nasdaq Stock Market and that has a price less than $5.00 per share, subject to certain exemptions). Broker-dealers who sell penny stocks are subject to certain "sales practice requirements" for sales in certain non-exempt transactions (i.e., sales to persons other than established customers and institutional "accredited investors"), including requiring delivery of a standardized risk disclosure document relating to the penny stock market and monthly statements disclosing recent bid and offer quotations for the penny stock held in the account, and certain other restrictions. If the broker-dealer is the sole market maker, the broker-dealer must disclose this, as well as the broker-dealer's presumed control over the market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. For as long as our securities are subject to the rules on penny stocks, the liquidity of our common stock could be significantly limited. This lack of liquidity may also make it more difficult for us to raise capital in the future.

Our Articles of Incorporation and By-Laws protect directors from liability

The limitations on director liability contained in our Articles of Incorporation and By-Laws may discourage lawsuits against directors for alleged breach of fiduciary duty. Our officers and directors are required to exercise good faith and high integrity in the management of our affairs. Our Articles of Incorporation provide, however, that our officers and directors shall not have any liability to our stockholders for losses sustained or liabilities incurred that arise from any transaction in their respective managerial capacities unless they engaged in intentional misconduct, knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction.

Our Articles of Incorporation and By-Laws also provide for the indemnification by us of our officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate the Company's business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner which they reasonably believe to be in, or not opposed to, the best interests of the Company, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

Our Articles of Incorporation and By-Laws and state law contain provisions that could discourage a takeover

In addition to state law, our Articles of Incorporation and By-Laws may discourage, delay, or prevent a merger or acquisition that a stockholder may consider favorable. Our board is authorized to issue shares of preferred stock without stockholder approval, which means that our board could issue shares with special voting rights or other provisions that could deter a takeover. Further, cumulative voting, which would allow less than a majority of stockholders to elect director candidates, is not permitted. In addition to delaying or preventing an acquisition, the issuance of a substantial number of shares of preferred stock could adversely affect the price of our common stock and dilute existing stockholders.

Because a limited number of stockholders together beneficially own approximately 56% of our voting stock, the voting power of other stockholders may be limited

Our directors, officers and greater than 5% stockholders own, as of June 7, 2005, approximately 56% of our outstanding common stock. Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders, could delay or prevent an acquisition, or could cause the market price of our stock to decline. Some of these persons may have interests different than yours. For example, they could be more interested than our other stockholders in selling the Company to an acquirer or in pursuing alternative strategies.

Company Overview and Recent Trends

Company Overview

Astrata Group and its subsidiaries are in the telematics and GPS industry. The Company's expertise is focused on advanced location-based IT products and services that combine positioning, wireless communications, and information technologies. We provide advanced positioning products, as well as monitoring and airtime services to industrial, commercial, governmental entities, academic/research institutions, and professional customers in a number of markets, including surveying, utility, construction, homeland security, military, intelligence, mining, agriculture, public safety, marine, and transportation. We own an assembly and testing facility with 13 years of experience in position and wireless communication technology that has delivered in excess of 80,000 GPS/GSM (Global System for Mobile Telecommunications) fleet management products to customers.

Results of Operations for the Year Ended February 28, 2005 Compared to February 29, 2004

Net sales were approximately $14.7 million for the twelve months ended February 28, 2005, an increase of approximately $4.7 million compared to the twelve months ended February 29, 2004 of approximately $10 million. This reflects an increase of approximately $1.8 million (100% growth) in Telematics and approximately $2.9 million in Geomatics (35% growth).

Gross profit increased approximately $1.4 million to approximately $5.8 million for the twelve months ended February 28, 2005 compared to the twelve months ended February 29, 2004 of approximately $4.4 million. Gross profit as a percentage of revenue decreased from 44% to 40%. Telematics margins decreased from approximately 53% to 50% and Geomatics margins decreased from approximately 41% to 36%. The decline in Telematics margins reflects underlying changes in business mix and the transition to a service-based business. The decline in Geomatics margins reflects a combination of competitive factors plus the decision to accelerate the growth in sales volume in this sector.

Selling general and administrative expenses for the year ended February 28, 2005 were approximately $11.4 million, an increase of approximately $7.6 million compared to the year ended February 29, 2004 of approximately $3.8 million. For the year ended February 28, 2005, approximately $1.0 million of this increase is directly related to fluctuations in foreign currency exchange rates. In South Africa, the increase resulted from the expansion of our business where overhead increased by approximately $0.8 million. In South East Asia (including Singapore, Malaysia, Brunei and Indonesia) and Europe the start up of businesses resulted in an overhead expense increase of approximately $1.4 million and $0.6 million, respectively. The majority of these expenses are specifically related to staffing, facilities and travel. Corporate overhead of approximately $3.8 million included public company expenses of approximately $1.5 million, investor relations and investment banker service expenses of approximately $0.5 million and administrative expenses of approximately $1.8 million. Public company expenses include audit expenses, legal fees, director fees and one time re-organization fees of approximately $0.6 million. Administrative expenses primarily include marketing, salaries, facilities and travel expenses. For the year ended February 29, 2004, the $3.8 million was directly related to the South African operations covering, selling, general and administrative expenses.

Research and development expenses increased to approximately $1.3 million in the year ended February 2005 from approximately $0.4 million in the year ended February 2004. This is due to the expansion of our hardware and software development staff and acceleration of the development of GLP derivatives.

The Company's operating loss for the year ended February 28, 2005 was approximately $6.9 million, an increase of approximately $7 million over the prior year. This increase reflects the start-up costs of businesses in South East Asia and Europe; business expansion in South Africa; and corporate overhead relating to public company expenses, capital raising, and administrative expenses.

Certain Non-Operating Items

See "Foreign Currency Exchange Rate Risk" below for discussion of unrealized loss on foreign exchange contracts.

Net Results of Operations

The Company reported approximately $50,000 in income from its joint venture with Barloworld in BOT. Since Astrata SA does not own a majority voting interest in BOT and does not otherwise have a controlling financial interest therein, the Company accounts for its investment in BOT using the equity method of accounting (see Note 10 to the accompanying financial statements).

The Company reported a net loss of approximately $7.3 million or $0.78 per common share for the year ended February 28, 2005 compared to a net loss of approximately $30,000 or less than one cent per common share for the year ended February 29, 2004.

Our basic and diluted loss per common share for the year ended February 28, 2005 was $(0.78), and less than 1¢ for the year ended February 29, 2004.

Liquidity and Capital Resources

Total assets increased by $6,659,236 from $7,671,771 as of February 29, 2004 to $14,331,007 as of February 28, 2005. The increase is due to the increase in cash of $1,016,997; an increase in accounts receivable of $191,982; an increase in inventory of $2,357,184; deferred finance charges of $227,150; an increase in other assets of $242,687; an increase in property and equipment, net of $926,210; additional advances to an affiliate of $365,671; and an increase in intangible assets and goodwill of $1,331,497 related to two acquisitions.

Total liabilities increased by $9,232,530 from $3,740,748 as of February 29, 2004 to $12,973,278 as of February 28, 2005. The increase is due to an increase in trade and accrued payables of $3,957,893; an increase on a line of credit (secured by trade receivables) of $1,155,049; a net increase in a bridge loan of $1,369,125; liability for foreign exchange loss of $76,641; an increase in notes payable of $2,035,050; an increase of $1,010,434 for the reclassification of preference shares out of minority interest into liabilities due to a current year redemption and an increase in deferred taxes of $68,673 related to an acquisition.

Net cash used in operating activities was $4,139,352 for the year ended February 28, 2005, as compared to cash used of $756,785 for the previous year. The cash used in operating activities for the year ended February 28, 2005 is a net loss of $7,311,460; gain on the sale of assets of $20,845; an increase in trade receivables of $191,324; an increase in inventory of $2,344,101; an increase in other assets of $444,593; offset by an increase in deferred tax liability of $122,000; an increase of trade and accrued payables of $3,210,609 and non-cash transactions totalling $2,840,362. The cash used by operating activities for the year ended February 29, 2004 is a net loss of $24,747; an increase in trade receivables of $856,392; an increase in inventory of $520,106; an increase in other assets of $4,053; an increase in deferred tax liability of $50,000; and an increase in trade and accrued payables of $1,156,901; offset by non-cash transactions totalling $1,855,414.

Cash used in investing activities during the year ended February 28, 2005 was $1,079,834, as compared to cash used of $2,183,845 for the year ended February 29, 2004. The cash used in investing activities for the year ended February 28, 2005 is the purchase of property and equipment of $1,122,234; an investment in affiliate of $317,347; an acquisition of SureTrack of $318,861 (see Note 5 to the accompanying consolidated financial statements); offset by cash received from an acquired company of $678,608. The cash used in investing activities for the year ended February 29, 2004 is the purchase of property and equipment of $505,814; and an investment in subsidiaries of $1,678,031.

Net cash provided by financing activities during the year ended February 28, 2005 was $6,363,988, as compared to $2,583,330 for the previous year. The cash provided by financing activities for the year ended February 28, 2005 is principally from proceeds received as a note payable from a stockholder of $2,035,050; proceeds received from a line of credit (secured by trade receivables) of $1,155,049; proceeds from a bridge loan of $1,500,000; proceeds received for debt financing of equipment of $153,152; an advance from a stockholder of $42,202; and proceeds received from the issuance of common stock of $1,895,027; offset by repayments on financed equipment of $35,707; and a redemption of preference stock of a subsidiary (Astrata SA) of $380,785. The cash provided by financing activities for the year ended February 29, 2004 is from proceeds received from a note payable from Optron Technologies, Inc. for $600,000; and equity proceeds received from the stockholder of $2,000,000.

Astrata SA has obtained a line of credit for use in its South African operations. This line of credit is secured by certain trade accounts receivable and allows for funding up to approximately $1.7 million based on current invoices. Interest on the outstanding balance is charged at the current prime rate in South Africa (11% as of February 28, 2005). Astrata SA has drawn approximately $1.2 million on the line of credit as of February 28, 2005. This allows it an additional source of funds of approximately $0.5 million.

Liquidity and Future Funding Requirements

The accompanying consolidated financial statements have been prepared assuming the Company will continue in its present form, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. For the year ended February 28, 2005, the Company had a net loss of approximately $7.3 million and negative cash flow from operating activities of approximately $4.1 million. In addition, the Company had a working capital deficit of approximately $3.5 million as of February 28, 2005.

Our management is projecting significant growth in Telematics sales during fiscal 2006. It is anticipated that this growth will be driven by the Astrata Geo-Location Platform ("GLP") product that was introduced in November 2004 and linked with international sales and a marketing infrastructure that was established in fiscal 2005. However, there can be no assurance that such sales growth will generate margins that provide an adequate return on our resources, if at all, or that we will have sufficient resources to produce the products and provide the services required to support any such growth. (See Risk Factors for a more detailed analysis of the risks attendant to our business and its growth.)

In order for the Company to fund its operations and continue this growth plan, substantial additional funding will be required from external sources. Management currently intends to fund operations through a combination of equity, lines of credit, and collateralized debt facilities. Management is currently in negotiations with a number of strategic investors, who have expressed an interest in making equity investments in the Company. These discussions are ongoing, and some of the potential investors are currently conducting their due diligence procedures. However, there can be no assurance of the outcome of these negotiations. In the event that the Company is not able to secure equity financing on acceptable terms beyond the $3.6 million of gross proceeds received in April and May 2005, management believes that it has the ability to access debt markets using sale and leaseback arrangements and/or collateralized debt facilities. In addition, management has the flexibility to revise the Company's business plan and thereby reduce its cash requirements by using alternate channels to access Telematics markets in selected geographic locations. While such revisions may yield immediate improvements in short-term profitability and cash flow, this will be achieved at the cost of a reduction in the Company's future growth rate and profitability, if any.

Off Balance Sheet Arrangements

As of February 28, 2005, there were no off balance sheet arrangements. Please refer to the Commitment and Contingency footnote to the Company's consolidated financial statement included elsewhere herein.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to offset fully such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition, and results of operations.

Foreign Currency Exchange Rate Risk

The operation of the Company's subsidiaries in international markets results in exposure to fluctuations in foreign currency exchange rates. The potential of volatile foreign currency exchange rate fluctuations in the future could have a significant effect on our results of operations. The Company purchases forward foreign exchange contracts to cover certain product purchase transactions denominated in U.S. dollars.

The principal foreign currency involved is the South African Rand. The Company translates all assets and liabilities at period-end exchange rates and income and expense accounts at average rates during the period. The U.S. Dollar weakened against the Rand by approximately 13.5% for the year ended February 28, 2005. This increases both our revenue and costs as compared to previous periods. During the current year, the Company also had transactions denominated in the British Pound, the Singapore Dollar, the Malaysian Ringgit, and the Brunei Dollar.

Interest Rate Risk

Since many of the Company's credit facilities are directly based on various prime rates of interest, the Company is exposed to interest rate risk.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most "critical accounting policies" in the Management Discussion and Analysis. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition:

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist of raw materials, work in process and finished goods. Market is determined by comparison with recent sales or estimated net realizable value.

Net realizable value is based on management's forecasts for sales of the Company's products and services in the ensuing years and/or considerations and analysis of changes in the customer base, product mix, or other issues that may impact the estimated net realizable value. Should the demand for the Company's products or services prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than reflected in the accompanying consolidated balance sheet.

Long-Lived Assets

In July 2001, the Financial Accounting Standards Boar (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.

As of February 28, 2005, management has determined that no such impairment exists and therefore, no adjustments have bee made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's services and products will continue which could result in impairment of long-lived assets in the future.

Intangible Assets

SFAS No. 142, "Goodwill and Other Intangible Assets" addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the consolidated financial statements. SFAS No. 142 requires that goodwill and identifiable intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to initial application of SFAS No. 142 are to be reported as a change in accounting principle.

The principal effect of SFAS No. 142 on the Company's accompanying consolidated financial statements is that the goodwill described in Notes 5 to the accompanying consolidated financial statements is not required to be amortized.

Revenue Recognition

The Company's revenues are recorded in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents (and customer acceptance criteria, when applicable), are used verify delivery. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectibility based primarily on the credit worthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history.

The Company's orders are generally shipped free-on-board ("FOB") destination, which means that such orders are not recognized as revenue until the product is delivered and title has transferred to the buyer. FOB destination means that the Company bears all costs and risks of loss or damage to the goods prior to their delivery.

Revenue from distributors and resellers is recognized upon delivery, assuming that all other criteria for revenue recognition have been met. Distributors and resellers do not have the right of return.

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

Management believes that technological feasibility is not established until a beta version of the product exists. Historically, costs incurred during the period from when a beta version is available until general release to the public have not been material. Thus the company has not capitalized any software development costs.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, and Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or "VIE's"), and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either (1) the equity investor does not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBI's"), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; and (b) For all other VIE's: periods ended after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIE's. Management has concluded that the Company does not have a significant variable interest in any VIE's.

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position ("FSP") FAS 150-03 ("FSP 150-3"), which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all mandatorily redeemable non-controlling interest in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150's measurement guidance for other types of mandatorily redeemable non-controlling interest, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on the aforementioned effective dates. Based on this pronouncement and other considerations, the redeemable preferred stock of a subsidiary has been reported as a liability in the Company's February 28, 2005 consolidated balance sheet.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4, "which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. In Chapter 4 of ARB 43, paragraph five previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges..." SFAS No. 151 requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of "so abnormal" (an undefined term). This pronouncement also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred in years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 123-R, "Share-Based Payment," which requires that the compensation costs relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123-R replaces SFAS No. 123, and supersedes APB Opinion No. 25. Small Business Issuers are required to apply SFAS No. 123-R in the first interim reporting period that begins after December 15, 2005. Thus, the Company's consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after February 28, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

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

In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets, and Amendment of APB No. 29, "Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 and FASB Statement No. 3. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Item 7: Financial Statements

Index to Consolidated Financial Statements:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Independent Auditor's Report

F-3	Consolidated Balance Sheet as of February 28, 2005

F-4	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended February 28, 2005 and February 29, 2004

F-5	Consolidated Statements of Stockholders' Equity for years ended February 28, 2005 and February 29, 2004

F-6	Consolidated Statements of Cash Flows for the years ended February 28, 2005 and February 29, 2004

F-8	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Astrata Group Incorporated (Formerly Known As Cetalon Corporation) and Subsidiaries

We have audited the accompanying consolidated balance sheet of Astrata Group Incorporated and Subsidiaries (collectively the "Company") as of February 28, 2005, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astrata Group Incorporated and Subsidiaries as of February 28, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ SQUAR, MILNER, REEHL & WILLIAMSON, LLP

June 6, 2005
Newport Beach, California

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Astrata Group Incorporated

We have audited the accompanying consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows of Astrata Group Incorporated and Subsidiaries [formerly Cadogan Investments Limited and Subsidiaries] (collectively the "Company") for the year ended February 29, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with South African auditing standards, which are substantially similar to the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company's operations and their cash flows for the year ended February 29, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ BKR LOGISTA INCORPORATED
Chartered Accountants (S.A.)

September 27, 2004
Stellenbosch, South Africa

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
(FORMERLY KNOWN AS CETALON CORPORATION)
CONSOLIDATED BALANCE SHEET
FEBRUARY 28, 2005

ASSETS
Current assets:
Cash and cash equivalents	$1,281,064
Trade and other receivables, net	2,608,779
Inventories	3,990,966
Deferred financing costs, net	227,150
Other assets	247,517
Total current assets	8,355,476
Property and equipment, net	1,311,372
Intangible assets, net	1,817,208
Goodwill	2,481,280
Investment in and advances to affiliate	365,671
Total assets	$14,331,007
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,398,157
Line of credit	1,155,049
Bridge loan, net of debt issue discount	1,369,125
Income taxes payable	204,523
Unrealized Foreign exchange loss liability	76,641
Notes payable to stockholders	2,035,050
Advance from stockholder	42,781
Current portion of long-term liabilities	546,466
Total current liabilities	11,827,792
Redeemable preferred stock of subsidiary	542,824
Deferred tax liability	553,673
Long-term liabilities	48,989
Total liabilities	12,973,278
Minority interest	219,959
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued or outstanding	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 11,228,886 issued and outstanding	1,123
Additional paid-in capital, net	8,769,202
Deferred compensation cost	(687,500)
Accumulated deficit	(7,327,821)
Accumulated other comprehensive income	382,766
Total stockholders' equity	1,137,770
Total liabilities and stockholders' equity	$14,331,007

The accompanying notes are an integral part of the consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
(FORMERLY KNOWN AS CETALON CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

	February 28,	February 29,
	2005	2004
Net sales	$14,677,230	$10,036,803
Cost of goods sold	8,885,885	5,668,395
Gross profit	5,791,345	4,368,408
Selling, general and administrative expenses	11,427,291	3,818,716
Research and development	1,255,361	380,934
Purchased in-process research and development	—	102,578
Operating (loss) income	(6,891,307)	66,180
Other income (expense):
Interest expense	(536,850)	(10,436)
Other income	110,132	33,582
Total other (expense) income	(426,718)	23,146
Income (loss) before provision for income taxes and minority interest	(7,318,025)	89,326
Income tax provision	38,010	105,349
(Loss) before minority interest and equity income	(7,356,035)	(16,023)
Minority interest	(3,749)	(8,724)
Equity in net earnings of affiliate	48,324	—
Net (loss)	$(7,311,460)	$(24,747)

Other comprehensive income (loss) and its components consist of the following:
Net (loss)	$(7,311,460)	$(24,747)
Foreign currency translation adjustment, net of tax	(127,805)	341,859
Other comprehensive income (loss)	$(7,439,265)	$317,112

Loss per common share:
Basic	$(0.78)	$—
Diluted	$(0.78)	$—

Weighted average common shares outstanding:
Basic	9,363,594	6,275,000
Diluted	9,363,594	6,275,000

The accompanying notes are an integral part of the consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
(FORMERLY KNOWN AS CETALON CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

						Accumulated
			Additional	Deferred		Other
	Common Stock		Paid-in	Compensation	Accumulated	Comprehensive
	Shares	Amount	Capital	Cost	Deficit	Income	Total
Balance, March 1, 2003	5,000	$5,000	$—	$—	$8,386	$168,712	$182,098
Additional investment by sole stockholder	—	—	2,000,000	—	—	—	2,000,000
Net loss	—	—	—	—	(24,747)	—	(24,747)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	341,859	341,859
Balance, February 29, 2004	5,000	5,000	2,000,000	—	(16,361)	510,571	2,499,210
Effect of change in par value related to reverse merger	(5,000)	(5,000)	—	—	—	—	(5,000)
Issuance of common stock in exchange for subsidiary stock	8,075,000	808	2,007,330	—	—	—	2,008,138
Issuance of common stock in connection with reverse merger	2,325,000	232	519,505	—	—	—	519,737
Issuance of common stock for services rendered	226,600	22	1,132,978	(750,000)	—	—	383,000
Issuance of common stock in private placements	367,148	37	1,894,990	—	—	—	1,895,027
Issuance of common stock in connection with bridge loan	15,000	2	95,623	—	—	—	95,625
Issuance of common stock in connection with acquisitions	220,138	22	783,776	—	—	—	783,798
Estimated fair value of warrants issued in connection with debt financing	—	—	335,000	—	—	—	335,000
Amortization of deferred compensation cost	—	—	—	62,500	—	—	62,500
Net loss	—	—	—	—	(7,311,460)	—	(7,311,460)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(127,805)	(127,805)
Balance, February 28, 2005	11,228,886	$1,123	$8,769,202	$(687,500)	$(7,327,821)	$382,766	$1,137,770

The accompanying notes are an integral part of the consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
(FORMERLY KNOWN AS CETALON CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

	February 28, 2005	February 29, 2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(7,311,460)	$(24,747)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Gain on sale of assets	(20,845)	—
Depreciation and amortization	641,820	423,601
Issuance of stock for services	1,125,987	—
Issuance of stock for reverse merger	850,294	—
Warrants issued for services	243,000	—
Equity in net earnings of affiliate	(48,324)	—
Minority interest	4,271	1,431,813
Deferred income taxes	(53,327)	—
Unrealized foreign exchange loss	76,641	—
Changes in operating assets and liabilities:
Accounts receivable	(191,324)	(856,392)
Inventories	(2,344,101)	(520,106)
Other assets	(444,593)	(4,053)
Deferred tax liability	122,000	(50,000)
Accounts payable	3,210,609	(1,156,901)
Net cash used in operating activities	(4,139,352)	(756,785)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,122,234)	(505,814)
Purchase of subsidiary	(318,861)	(1,678,031)
Investment in affiliates	(317,347)	—
Cash of acquired company	678,608	—
Net cash (used in) investing activities	(1,079,834)	(2,183,845)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term liabilities	153,152	600,000
Proceeds from notes payable to stockholders	2,035,050	—
Proceeds from advance by stockholder	42,202	—
Proceeds from bridge loan, net of debt issue discount	1,500,000	—
Proceeds from line of credit, net	1,155,049	—
Proceeds from issuance of common stock	1,895,027	2,000,000
Repayments of long term liabilities	(35,707)	(16,670)
Redemption of preferred stock	(380,785)	—
Net cash provided by financing activities	6,363,988	2,583,330

The accompanying notes are an integral part of the consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
(FORMERLY KNOWN AS CETALON CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

(Continued)	February 28, 2005	February 29, 2004

Effect of foreign currency exchange rate changes on cash and cash equivalents	$(127,805)	$341,859
Net increase (decrease) in cash and cash equivalents	1,016,997	(15,441)
Cash and cash equivalents at beginning of year	264,067	279,508
Cash and cash equivalents at end of year	$1,281,064	$264,067
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$53,830	$10,436
Income taxes	$156,892	$152,885

See accompanying notes for noncash investing and financing activities.

Pre-August 2, 2004 assets (excluding cash), liabilities and equity of Optron Technologies not included above are as follows:
Assets	$739,132
Liabilities	$193,802
Minority interest	$175,094
Equity	$1,048,844

The accompanying notes are an integral part of the consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
(FORMERLY KNOWN AS CETALON CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 AND FEBRUARY 29, 2004
1. ORGANIZATION AND NATURE OF OPERATIONS

Organization

On January 15, 2003, Cetalon Corporation ("Cetalon") filed a petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, Los Angeles Division (the "Bankruptcy Court"). After a hearing on May 27, 2004, the Bankruptcy Court entered an order confirming Cetalon's Second Amended Disclosure Statement and Plan of Reorganization (the "Plan") followed by confirmation of the Plan by the Bankruptcy Court on May 28, 2004. On June 8, 2004 (the "Effective Date"), the Plan became effective, and the Cetalon Corporation Liquidating Trust (the "Trust") was created.
Pursuant to the Plan, all equity interests of Cetalon that existed prior to the Effective Date (including, but not limited to, common stock, warrants, conversion rights under debt agreements and options) were cancelled on the Effective Date. Under the Plan, if all unpaid creditor claims that were assigned to the Trust are satisfied in full with interest, Cetalon's pre-petition equity holders will be entitled to a pro rata distribution of any remaining Trust assets based on their pre-petition ownership of Cetalon.

Under the terms of the Plan, effective August 2, 2004 Cetalon combined with (i) Cadogan Investments Limited ("Cadogan"), a London based company that owns Astrata South Africa (Pty) Limited, a South African company ("Astrata SA"); and (ii) Optron Technologies, Inc. ("Optron Technologies"), a Nevada corporation (collectively, the "Merger Transaction"). The subsidiaries of Optron Technologies, which have only recently been established, are located in Singapore, Malaysia, Brunei, and England. As of August 2, 2004, Optron Technologies was merged into Cetalon and the subsidiaries of Optron Technologies became subsidiaries of Cetalon.

In June 2004, the Company (as defined below in "Reverse Merger Accounting") issued (i) approximately 6,275,000 post-Effective Date common shares to the shareholders of Cadogan, and (ii) 1,800,000 post-Effective Date common shares to the stockholders of Optron Technologies in exchange for 100% ownership of those two entities. The Company issued an additional 156,000 post-Effective Date shares of common stock to the Trust for distribution pursuant to the terms of the Plan (62,400 shares for pro rata distribution to Class Two creditors, and 93,600 shares for other creditors and Trust expenses.). The Company also issued 609,000 post-Effective Date shares of common stock in satisfaction of approximately $520,000 of bankruptcy administration fees. Lastly, the Company issued an additional 1,560,000 post-Effective Date shares of common stock in satisfaction of approximately $53,000 of administrative-claim notes payable and accrued interest.

As a result of the cancellation of all pre-petition equity instruments and issuance of the post-Effective Date common shares of Cetalon, a change in control occurred.

On December 16, 2004 the Bankruptcy Court closed the Cetalon Chapter 11 case.

Reverse Merger Accounting

Because of the structure of the Merger Transaction, Cetalon's acquisition of Cadogan (including its subsidiary) and Optron Technologies was accounted for as a "reverse merger" by Cetalon because the stockholders of Cadogan and Optron Technologies, as the legal acquirees, obtained more than 50% voting control of Cetalon, the legal acquiror. Since the shareholders of Cadogan obtained majority voting control of Cetalon, for accounting purposes Cadogan has been treated as the continuing reporting entity and the accounting acquiror in the Merger Transaction. This accounting treatment resulted in Cetalon adopting the February 28/29 fiscal year-end of Cadogan. In connection with the transactions described above, on August 3, 2004 Cetalon changed its name to Astrata Group Incorporated ("Astrata Group"). The Astrata Group and all of its majority-owned subsidiaries are sometimes hereinafter collectively referred to as the "Company", "we", "us", and "our".

Subsequent to the closing of the Merger Transaction, the historical consolidated statements of operations are those of the Astrata Group and its majority-owned subsidiaries. The consolidated balance sheet reflects the net assets of the aforementioned entities (including majority-owned subsidiaries since their acquisition dates) reported at historical cost. All capital stock shares and amounts and per share data have been retroactively restated to reflect the exchange ratio in the Merger Transaction.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
(FORMERLY KNOWN AS CETALON CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

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

The Company provides advanced positioning products, as well as monitoring and airtime services to industrial, commercial, governmental entities, academic/research institutions, and professional customers in a number of markets including surveying, utility, construction, homeland security, military, intelligence, mining, agriculture, marine, public safety, and transportation. The Company leases facilities which accommodate the assembly, testing; and research and development personnel with thirteen years of experience in position and wireless communication technology that has delivered more than 80,000 GPS/GSM fleet management products to customers. GSM (Global System for Mobile Telecommunictions) is the dominant cellular telephone standard currently developed throughout the world.

A major portion of the Company's business is the application of GPS positioning technology to terrestrial applications. GPS is a system of twenty-four orbiting satellites and associated ground control that is funded and maintained by the United States Government; this system has been fully operational since March 1995. A significant reduction in the number of operating satellites would impair the current ability of the GPS system, and the growth of existing and potential market opportunities. In addition, the United States Government may not remain committed to the operation and maintenance of the GPS satellites over an extended period, and the policy of the United States Government for the world wide use of GPS without charge may change.

Since some of the Company's sales and purchases transactions are denominated in currencies other than the South African Rand, the Company is exposed to foreign currency risk. Astrata SA purchases forward foreign exchange contracts to cover certain product - purchase transactions denominated in U.S. dollars.

Under the currency controls of the Republic of South Africa, overseas remittances exceeding R50,000 are subject to advance review and approval by the Central Banking Authorities.

Liquidity and Future Funding Requirements

The accompanying consolidated financial statements have been prepared assuming the Company will continue in its present form, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. For the year ended February 28, 2005, the Company had a net loss of approximately $7.3 million and negative cash flow from operating activities of approximately $4.1 million. In addition, the Company had a working capital deficit of approximately $3.5 million as of February 28, 2005.

Management of the Company is projecting significant growth in Telematics sales during fiscal 2006. It is anticipated that this growth will be driven by the Astrata Geo-Location Platform ("GLP") product that was introduced in November 2004, linked with international sales and a marketing infrastructure that was established in fiscal 2005.

In order for the Company to fund its operations and continue this growth plan, substantial additional funding will be required from external sources. Management currently intends to fund operations through a combination of equity, lines of credit, and collateralized debt facilities. Management is currently in negotiations with a number of strategic investors, who have expressed an interest in making equity investments in the Company. These discussions are ongoing, and some of the potential investors are currently conducting their due diligence procedures. However, there can be no assurance of the outcome of these negotiations. In the event that the Company is not able to secure equity financing on acceptable terms beyond the $3.6 million of gross proceeds received in April and May 2005 (see Note 15 to the consolidated financial statements), management believes that it has the ability to access debt markets using sale and leaseback arrangements and/or collateralized debt facilities. In addition, management has the flexibility to revise the Company's business plan and thereby reduce its cash requirements by using alternate channels to access Telematics markets in selected geographic locations. While such revisions may yield immediate improvements in short-term profitability and cash flow, this will be achieved at the cost of a reduction in the Company's future growth rate and profitability, if any.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
(FORMERLY KNOWN AS CETALON CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company's consolidated financial statements. Such consolidated financial statements and accompanying notes are the representation of the Company's management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Astrata Group Incorporated and its majority-owned subsidiaries in which it has a controlling financial interest. All significant intercompany transactions and balances have been eliminated in consolidation.

Equity investments in which the Company owns at least 20% of the voting interest, or otherwise exercises significant influence over the investee, but in which the Company does not have a controlling financial interest are accounted for using the equity method.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include current and deferred income taxes, the deferred tax asset valuation allowance, allowance for doubtful accounts, and realization of inventories and long-lived assets. Actual results could materially differ from these estimates.

Concentrations

The financial instrument that potentially exposes the Company to a concentration of credit risk principally consists of cash. The Company deposits its cash with high credit financial institutions, principally in the Republic of South Africa. This country does not have any institutional depository insurance comparable to the United States, which insures bank balances up to $100,000. At February 28, 2005, the Company's bank balances approximated $1,357,000. The Company had approximately $87,000 in bank accounts in the U.S., which is covered by the Federal Deposit Insurance Corporation limit of $100,000.

The Company does not require collateral from its customers, but performs ongoing credit evaluations of its customers' financial condition. Credit risk with respect to the accounts receivable is limited because of the large number of customers included in the Company's customer base and the geographic dispersion of those customers. The Company also performs periodic reviews of collectibility and provides an allowance for doubtful accounts receivable. Management considers the allowance for doubtful accounts receivable at February 28, 2005 of approximately $76,000 to be adequate.

The following table lists principal suppliers of the Company for the years ended:

	February 28, 2005	February 29, 2004
Trimble Navigation Int'l Ltd.	44%	57%
Siemens Ltd.	9%	0%
RF Design	7%	0%

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

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
(FORMERLY KNOWN AS CETALON CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

Derivative Instruments and Hedging Activities

The Company records all derivative financial instruments in its consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in the results of operations or in stockholders' equity as a component of accumulated other comprehensive income, depending on whether the derivative instrument qualifies for hedge accounting as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and related interpretations. Changes in the fair value of derivatives not qualifying for hedge accounting are included in the results of operations as they occur.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of three months or less when purchased, to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist of raw materials, work in process and finished goods. Market is determined by comparison with recent sales or estimated net realizable value. Net realizable value is based on management's forecasts for sales of the Company's products and services in the ensuing years and/or consideration and analysis of any change in the customer base, product mix, or other factors that may impact the estimated net realizable value. Should the demand for the Company's products and/or services prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than reflected in the accompanying consolidated balance sheet.

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the assets, which generally range between three and seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease terms. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement, other disposition of property and equipment or termination of a lease, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in results of operations.

Deferred Financing Costs

Direct costs of securing debt financing are capitalized and amortized over the term of the related debt using the straight-line method. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. During the year ended February 28, 2005, the Company recorded approximately $139,000 of finance charges in relation to the unamortized portion of deferred financing costs for the debt that was refinanced (see Note 7).

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets", addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and identifiable intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment, and expands the disclosure requirements about intangible assets in the years subsequent to their acquisition.

The principal effect of SFAS No. 142 on the Company's accompanying consolidated financial statements is that the goodwill described in Note 5 below is not required to be amortized.

For additional information, see the discussion in "Long-Lived Assets" immediately below.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
(FORMERLY KNOWN AS CETALON CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

Long-Lived Assets

SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.

As of February 28, 2005, management has determined that no such impairment indicators exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's services and products will continue which could result in impairment of long-lived assets in the future.

Fair Value of Other Financial Instruments

The carrying amount of the Company's trade accounts receivable, trade accounts payable, accrued expenses, and credit facilities approximates their estimated fair values due to either the short-term maturities of those financial instruments or the fact that the credit facilities bear market interest rates. In the opinion of management, the fair value of payables to related parties cannot be estimated without incurring excessive costs; for that reason, the Company has not provided such disclosure. Other information about related-party liabilities (such as the carrying amount, the interest rate, and the maturity date) is provided, where applicable, elsewhere in these notes to the consolidated financial statements.

Business Combinations

SFAS No. 141, "Business Combinations," eliminated the pooling of interest method of accounting for business combinations and requires that all business combinations be accounted for using the purchase method.

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

The Company's orders are generally shipped free-on-board ("FOB") destination, which means that such orders are not recognized as revenue until the product is delivered and title has transferred to the buyer. FOB destination also means that the Company bears all costs and risks of loss or damage to the goods prior to their delivery.

Revenue from distributors and resellers is recognized upon delivery, assuming that all other criteria for revenue recognition have been met. Distributors and resellers do not have the right of return.

When a sale involves multiple elements, the arrangement fee is allocated to each element based on its relative estimated fair value and recognized when revenue recognition criteria for each element are met. The amount of product revenue allocated to an individual element is limited to the lesser of its relative estimated fair value or the amount not contingent on the Company's delivery of other elements under the arrangement, regardless of the probability of the Company's performance.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
(FORMERLY KNOWN AS CETALON CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

Advertising

The Company expenses the cost of advertising when incurred. Advertising costs for the years ended February 28, 2005 and February 29, 2004 were immaterial to the consolidated financial statements, and are included in selling, general and administrative expense in the accompanying consolidated statements of operations.

Research and Development Costs

Research and development costs relating to GPS positioning hardware and software systems including the GLP to be sold or otherwise marketed that are incurred before technological feasibility of the product has been established and after general release of the product to customers are expensed as incurred. The Company incurred approximately $1.3 million and $0.5 million of research and development expenses during the years ended February 28, 2005 and February 29, 2004, respectively.

Management believes that technological feasibility is not established until a beta version of the software product exists. Historically, costs incurred during the period from when a beta version is available until general release to the public have not been material. Accordingly, the Company has not capitalized any computer software development costs.

Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value based method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock issued to Employees" and related interpretations. Under the intrinsic value based method, compensation expense is the excess, if any, of the fair value of the underlying stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

SFAS No. 123, "Accounting for Stock-Based Compensation," if fully adopted, changes the method of accounting for employee stock-based compensation to the fair value based method. For stock options and warrants, fair value is estimated using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant, estimated stock volatility and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

Adoption of the accounting methodology of SFAS No. 123 is optional and the Company has elected to account for stock-based compensation issued to employees using APB No. 25; however, pro forma disclosures, as if the Company had adopted the cost recognition requirement of SFAS No. 123, are required to be presented. For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS No. 123.

Financial Accounting Standards Board ("FASB") Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25," clarifies the application of APB No. 25 for (a) the definition of employee for purpose of applying APB No. 25, (b) the criteria for determining whether a stock option plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Management believes that the Company accounts for transactions involving stock compensation in accordance with FIN 44.

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At February 28, 2005 the Company has one stock-based employee compensation plan, which is described more fully in Note 8. The following table illustrates the effect on net loss and loss per common share for the year ended February 28, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 for its stock-based employee compensation plan.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
(FORMERLY KNOWN AS CETALON CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

Net (loss) as reported	$(7,311,460)
Stock based compensation, net of tax	1,694,224
Pro forma net (loss)	$(9,005,684)

Basic and diluted (loss) per common share:
As reported	$(0.78)
Pro forma	$(0.96)

The assumptions used in the Black Scholes option pricing model for the above table were as follows:

Risk-free interest rate	3%
Estimated volatility	140%
Expected life (years)	3
Expected dividend yield	—

The above pro forma effect of applying SFAS 123 is not necessarily representative of the impact on the results of operations for future years.

Basic and Diluted Loss per Common Share

The Company computes loss per common share in accordance with SFAS No. 128 "Earnings per Share". Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss per share reflects the potential dilution that could occur if securities or other contacts, such as stock options and warrants were exercised or converted into common stock. Because the Company has incurred net losses, basic and diluted loss per common share are the same.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse (see Note 13).

Segment Reporting

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

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or "VIEs"), and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either (1) the equity investor does not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBI's"), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; and (b) For all other VIE's: periods ended after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIE's. Management has concluded that the Company does not have a significant variable interest in any VIE's.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
(FORMERLY KNOWN AS CETALON CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position ("FSP") FAS 150-03 ("FSP 150-3"), which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all mandatorily redeemable non-controlling interest in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150's measurement guidance for other types of mandatorily redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on the aforementioned effective dates. Based on this pronouncement and other considerations, the redeemable preferred stock of a subsidiary has been reported as a liability in the Company's February 28, 2005 consolidated balance sheet.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. In Chapter 4 of ARB 43, paragraph five previously stated that "…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges…" SFAS No. 151 requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of "so abnormal" (an undefined term). This pronouncement also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred in years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 123-R, "Share-Based Payment," which requires that the compensation costs relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123-R replaces SFAS No. 123, and supersedes APB Opinion No. 25. Small Business Issuers are required to apply SFAS No. 123-R in the first interim reporting period that begins after December 15, 2005. Thus, the Company's consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after February 28, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

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

In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets, and Amendment of APB No. 29, "Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
(FORMERLY KNOWN AS CETALON CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 and FASB Statement No. 3. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force, or "EITF"), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. INVENTORY

Inventories consisted of the following as of February 28, 2005:

	South Africa	Europe	Asia	Total
Raw materials	$835,475	$—	$—	$835,475
Work in progress	555,766	—	—	555,766
Finished goods	2,411,313	58,598	129,814	2,599,725
Totals	$3,802,554	$58,598	$129,814	$3,990,966

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at February 28, 2005:

Vehicles	$89,695
Leasehold improvements	123,984
Furniture and fittings	206,314
Workshop equipment	664,541
Computer hardware	560,487
1,645,021
Less accumulated depreciation and amortiztion	(333,649)
$1,311,372

Depreciation and amortization expense related to property and equipment was approximately $317,000 and $53,000 for years ended February 28, 2005 and February 29, 2004, respectively.

See Note 12 for additional information.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
(FORMERLY KNOWN AS CETALON CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

5. BUSINESS COMBINATIONS

Acquisition of Minority Interest in Subsidiary

Prior to the transaction described in the following paragraph, the Company owned a 60% equity interest in Astrata Geotrax Sdn Bhd ("Geotrax"); thus, Geotrax has been a consolidated subsidiary of the Company since its acquisition.

In February 2005, a wholly-owned subsidiary of the Company acquired the 40% minority interest in Geotrax (which is located in Selangor, Malaysia) from Geotrax Technologies Sdn Bhd (the "Seller") for a purchase price of $300,000 which was satisfied by issuing approximately 60,000 shares of the Company's restricted common stock. If Geotrax achieves certain annual performance milestones during the three-year period ending February 2008, the Seller will receive a maximum of $300,000 in additional Company common stock in annual increments during such period, based on an agreed-upon value of approximately $5.01/share. The Company has allocated the purchase price to goodwill based on the underlying economics of the transaction.

Other Acquisitions

Overview

In order to measure and allocate the purchase price of the business combinations described below, the Company engaged a third-party valuation firm based in the United States of America to estimate the fair value of the non-cash portion of the purchase price and the acquirees' net assets. Based on these independent valuations, the purchase price allocations relating to the transactions discussed below are summarized as follows:

Accounts receivable, net	$2,064,976
Property and equipment, net	228,387
Inventory and other assets	2,039,580
Customer relationships	2,216,717
Completed technologies	109,998
In-process research and development	102,578
Other identifiable intangible assets	14,208
Preliminary goodwill (see below)	1,479,180
Less liabilities assumed	(3,065,624)
$5,190,000

The estimated fair value of the customer relationship assets is being amortized over a weighted average useful life of approximately six years. The caption "Intangible assets, net" in the accompanying cosolidated balance sheet includes customer relationship assets of approximately $1,734,000 net of accumulated amortization of $482,000 at February 28, 2005. Annual amortization of such assets is estimated at $385,000 for fiscal 2006-2009, and approximately $265,000 for fiscal 2010.

A deferred tax liability of approximately $700,000, which was charged to goodwill, has been recorded to account for the estimated tax effect of non-deductible amortization of identifiable intangible assets (other than purchased in-process research and development, which was expensed on a pre-tax basis at acquisition) acquired in the transactions. The deferred tax liability is relieved by reducing deferred income tax expense as the related assets are amortized for financial reporting purposes. Thus, the above purchase price allocations (including Geotrax, as discussed in the preceding section of this Note) resulted in total goodwill of approximately $2,481,000.
Goodwill is not deductible for income tax purposes under the tax laws of either the Republic of South Africa or the United States of America.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
(FORMERLY KNOWN AS CETALON CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

Nanini 209 CC

In January 2005, a wholly-owned subsidiary of the Company consummated an agreement (as amended in January 2005, the "Acquisition Agreement") to acquire certain assets of Nanini 209 CC ("SureTrack"). SureTrack's principal business in the telematics industry is the sale and rental of equipment and tracking software, along with providing airtime and associated services. The primary Operating areas of SureTrack are South Africa and other sub-Saharan African countries.

For financial reporting purposes, the Company recorded the SureTrack acquisition as of December 1, 2004. SureTrack's results of operations for the period from that date to the closing date are not material to the Company's February 28, 2005 consolidated financial statements.

Under the terms of the Acquisition Agreement, the Company's subsidiary purchased all of SureTrack's tangible and intangible assets for a purchase price of R7.8 million which is payable as follows:

•	R1.9 million in cash at closing (January 2005), plus R1.0 million in cash on each of the first two anniversaries of the closing date;

•	R2.0 million liability at February 28, 2005 approximates $391,000 (based on the applicable exchange rate), and is included in current liabilities in the accompanying consolidated balance sheet; and

•	R3.9 million balance in the equivalent number of shares of Company common stock at $4.00/share, based on the prevailing exchange rate on July 15, 2004.

If the former sole stockholder of SureTrack (the "Stockholder") does not remain in the Company's employ until at least July 15, 2007, (a) the Company will be relieved of its liability for any portion of the purchase price then remaining unpaid and (b) the Stockholder will be required to forfeit any Company common stock that is then subject to the lock-up provision (see below) of the Acquisition Agreement.

As of January 24, 2005, R1.9 million represented approximately $319,000; based on the formula described above, R3.9 million equated to approximately 160,000 shares of the Company's common stock. The Acquisition Agreement includes a lock-up provision which prohibits the Stockholder from selling or encumbering (a) more that 50% of shares of the Company common stock received until July 15, 2006, and (b) the remaining shares until July 15, 2007. Based on these marketability restrictions, the fair value of the Company's common stock issued to the Stockholder was estimated at $484,000.

Approximately $550,000 of the purchase price was allocated to goodwill. The principal reasons that the subsidiary agreed to pay a purchase price for SureTrack in excess of its recorded net assets plus the estimated fair value of its identifiable intangible assets (customer relationships of approximately $556,000) were to acquire a service-based tracking provider using a satellite communications system that could be integrated with the Company's GPS/GSM vehicle tracking device, and create the opportunity to market that technology in other geographic regions - particularly Southeast Asia.

Astrata South Africa (Pty) Ltd.

Effective December 1, 2002, the Company acquired all of the issued and outstanding capital stock of Astrata South Africa (Pty) Ltd. [then known as Optron (Pty) Ltd] ("Astrata SA") for an all-cash purchase price of approximately $2 million. Astrata SA is a company in the telematics and GPS industry focused on advanced location-based IT products and services that combine positioning, wireless communications, and information technologies. Based on the independent valuation described above, the purchase price was allocated to the net assets of Astrata SA as follows:

Accounts receivable, net	$1,303,294
Property and equipment, net	130,245
Inventroy and other assets	1,613,364
Customer relationships	795,329
Other identifiable intangible assets	14,208
Preliminary goodwill (see below)	143,477
Less liabilities assumed	(1,999,917)
$2,000,000

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

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
(FORMERLY KNOWN AS CETALON CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

Astrata Systems (Pty) Ltd.

Effective November 1, 2003, a wholly owned subsidiary of the Company (the "Subsidiary") acquired all of the issued and outstanding capital stock of Astrata Systems (Pty) Ltd. [then known as Nicon Systems (Pty) Ltd.] ("Astrata Systems") for a total purchase price of approximately $2 million. Astrata Systems is a South African company engaged in the design and manufacture of products for the GPS and telematics markets. Based on the independent valuation described above, the purchase price was allocated to the net assets of Astrata Systems as follows:

Accounts receivable, net	$242,896
Property and equipment, net	55,103
Inventroy and other assets	413,504
Customer relationships	865,288
Completed technologies	109,998
In-process research and development	102,578
Preliminary goodwill (see below)	702,747
Less liabilities assumed	(492,114)
$2,000,000

Consideration:
Cash	$600,000
Redeemable preferred stock	1,400,000
$2,000,000

Management has concluded that the above in-process research and development ("R&D") asset did not have any alternative future use as of November 1, 2003. Thus, the estimated fair value of approximately $103,000 allocated to in-process R&D in the purchase accounting was immediately expensed.

The principal reasons that the subsidiary agreed to pay a purchase price for Astrata Systems in excess of its recorded net assets plus the estimated fair value of the identifiable intangible assets were its strong telematics research and development team, the manufacturing and marketing expertise of Astrata Systems, and its product lines.

As amended in June 2004, the merger agreement with Astrata Systems (the "Agreement") provides that the agreed-upon total purchase price is comprised of the following:

$2 million, which was satisfied by (a) paying $600,000 in cash and (b) the Subsidiary issuing 1.4 million shares of its non-voting redeemable preferred stock with a par value of R6.8236/share (the "initial preferred shares"); plus approximately $72,000 of additional consideration, which was satisfied by the Subsidiary issuing 71,776 additional shares of non-voting redeemable preferred stock with a par value of $6.8236/share.

The purchase price in the Astrata Systems acquisition was the result of an arm's -length negotiation among unrelated parties. Thus, management has concluded that the estimated fair value of the Subsidiary's initial preferred shares approximated $1.4 million as of November 1, 2003, and has measured the purchase price accordingly. None of the Subsidiary's outstanding common or preferred stock is publicly traded.

Under the terms of the Agreement, the significant rights and privileges of the Subsidiary's non-voting redeemable preferred stock are as follows:

The initial preferred shares accrue dividends at an annual rate of 2% and are redeemable at the option of the stockholders in annual increments from November 2004 to November 2007 at 100% of the par value. The liquidation preference of the initial preferred shares is equal to the par value until August 30, 2008; thereafter, the liquidation preference increases to 125% of the par value.

The Company has reported the Subsidiary's preferred stock described above as an other liability in the accompanying consolidated balance sheet.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
(FORMERLY KNOWN AS CETALON CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

Pro Forma Financial Information

Certain pro forma financial information of the Company is presented below, based on the assumption that the SureTrack acquisition occurred at the beginning of the years ended February 28, 2004 or February 29, 2005, respectively and that the Astrata Systems acquisition occurred at the beginning of the year ended February 28, 2004.

	Unaudited Consolidated
	Pro Forma Financial Information
	Fiscal 2004	Fiscal 2005
	(In Thousands)	(In Thousands)
Revenue	$13,930	$15,870
Net income (loss)	300	(6,925)
Basic and diluted income (loss) per common share	0.05	(0.74)

6. NOTES PAYABLE TO/AND ADVANCE FROM RELATED PARTIES

In September 2004, Astrata Group entered into a series of agreements, pursuant to which a stockholder (who then beneficially owned approximately 5.5% of the Company's outstanding common stock) lent $1.5 million to the Company, as an unsecured note payable. Under the amended loan agreement described in the following paragraph, the principal is due upon fifteen days' written demand, but no later than June 30, 2005. Interest at the rate of 15%, compounded annually, is due and payable concurrently with the principal. The Company granted the stockholder two-year warrants (which vested and became fully exercisable on the grant date) to purchase up to 48,000 shares of the Company's common stock at an exercise price of $2.00 per share. In connection with granting the warrants, the Company also provided certain registration rights for the shares underlying the warrants and for those shares then owned by the stockholder for a period not to exceed five years. The outstanding balance of this demand note was $1,500,000 as of February 2, 2005 and is included in the notes payable to stockholders in the accompanying balance sheet. The agreement to register such stock with the SEC does not require any specific deadlines or financial penalties relating to the filing or effectiveness of a registration statement that registers any of the stockholder's shares. The transaction described above constituted an exempt offering under Rule 506 of Regulation D to a single accredited investor. See Note 8 for additional information regarding the transaction described in this and the following paragraph.

In November 2004, with retroactive effect to the date of the original borrowing, the Company and the holder amended the promissory note described in the preceding paragraph. Subject to an earlier demand for repayment, the holder was granted the option to convert any or all of the principal and interest into shares of the Company's common stock at a conversion price of $5.00, subject to certain adjustments and anti-dilution provisions. The holder's conversion privilege expires when the Company has privately issued its common stock for an aggregate of at least $10 million. In connection with such amendment, the Company also granted warrants (which vested and become fully exercisable on the grant date) to the holder to purchase up to 32,000 shares of the Company's common stock with an exercise price of $5.00 per share.

In October 2004, Astrata Group entered into an agreement pursuant to which a stockholder agreed to lend $600,000 to the Company, as an unsecured credit facility. The note accrues interest at 3% above the prime rate. The note has no prepayment penalty and may be paid in full before the due date. The outstanding balance of this credit facility was $151,000 as of February 28, 2005 and is included in the notes payable to stockholders in the accompanying balance sheet. Principal and accrued interest are payable by June 30, 2005.

In November 2004, Astrata Group received an unsecured advance from an officer/stockholder in the amount of $41,378. This advance accrues interest at LIBOR plus 3% and had an original maturity date of March 1, 2005 with no prepayment restrictions. The maturity date was extended to June 30, 2005.

In December 2004, the Company sold a $384,000 convertible demand note to one of its stockholders, who then beneficially owned approximately 6% of the Company's outstanding common stock and had previously lent the Company $1.5 million on an unsecured basis, (see the first paragraph of this note). The holder's conversion privilege expires when the Company has privately issued its common stock for an aggregate of at least $10 million. The principal is due upon fifteen days' written demand, but no later than June 30, 2005. Interest at the rate of 15%, compounded annually, is due and payable concurrently with the principal. The outstanding balance of this demand note was $384,000 as of February 28, 2005 and is included in the notes payable to stockholders in the accompanying balance sheet. In connection with the sale of this note, the Company granted warrants (which vested and became fully exercisable on the grant date) to the holder to purchase up to 12,000 shares of the Company's common stock with an exercise price of $5.00 per share. The Company recorded the warrants as a finance charge of $28,000 using an option-pricing model to estimate their fair value. The Company provided the holder with certain registration rights for the common stock underlying the warrants granted in November and December 2004, and principal and interest represented by the two loan agreements. The Company is not subject to any contractual penalties in the event that any such registration statement is not timely filed or not declared effective by the SEC by any specific date. The transactions described in this paragraph constituted an exempt offering under Rule 506 of Regulation D to an accredited investor.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
(FORMERLY KNOWN AS CETALON CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

7. OTHER DEBT TRANSACTIONS

Line of Credit

Astrata SA has secured a line of credit for use in its South Africa operations. The line of credit is secured by certain trade accounts receivable and allows for funding up to 70% of the outstanding accounts receivable offered for sale and accepted by the lender with a maximum of approximately $1.7 million. Interest on the outstanding balance is charged at the current prime rate in South Africa (11% as of February 28, 2005). The Company has drawn approximately $1.2 million on the line of credit as of February 28, 2005.

Bridge Loan

On February 15, 2005, the Company secured a bridge loan of $1,500,000 for use in its world wide operations. The principal balance, together with all accrued interest at the rate of nine percent per annum, was due on the earlier of (i) June 15, 2005, (ii) the date on which the Company had privately issued shares of common stock for an aggregate of not less than five million dollars in a single offering or a series of offerings, or (iii) the occurrence of any default event. The Company repaid this obligation in full as of April 26, 2005.

In connection with the bridge loan, the Company issued 15,000 shares of its common stock for financing charges (see Note 8). Such shares were valued at approximately $96,000 (estimated to be the fair value based on the trading price on the issuance date). Accordingly, the Company recorded deferred financing costs of approximately $96,000 and common stock and additional paid-in capital of $2 and $95,623, respectively. The deferred financing cost was amortized over the life of the note (considering that it had an early maturity of April 26, 2005) resulting in expense of $32,000, which is included in interest expense in the accompanying statement of operations.

In February 2005, the Company issued 150,000 five-year warrants to purchase one share of its common stock to the lender at an exercise price of $5.00 (see Note 8). The warrants vested and became fully exercisable on their issue dates. The Company also provided certain "piggy-back" registration rights for the 15,000 shares (see the preceding paragraph) and the shares underlying the warrants for a period not to exceed five years, and agreed to file a registration statement with the SEC covering the registrable securities on or before April 2005. The Company is not subject to any contractual penalties in the event that any such registration statement is not filed timely or not declared effective by the SEC by any specific date. The transaction described in this paragraph constituted an exempt offering under Rule 506 of Regulation D to accredited investors.

In accordance with EITF 88-9 and APB 14, the Company allocated a portion of the $1,500,000 loan proceeds to the warrants issued. The amount allocated was approximately $196,000, which was originally recorded as additional paid-in capital and a debt issue discount. The debt issue discount was amortized on a straight-line basis to interest expense over the life of the loan (considering its early maturity of April 26, 2005). The remaining balance of such debt issue discount of approximately $131,000 at February 28, 2005 has been netted against the loan in the accompanying consolidated balance sheet, and the unamortized balance was charged to operations upon repayment of the loan on April 26, 2005.

Five-Year Maturities

The scheduled maturities of the debt instruments described above (including redeemable preferred stock -see Note 5) and in Note 6 during the next five years ending February 28/29 and thereafter are approximately as follows:

2006	$2,488,000
2007	400,000
2008	200,000
2009	—
2010	—
Thereafter
Total	$3,088,000

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
(FORMERLY KNOWN AS CETALON CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

8. EQUITY TRANSACTIONS

Preferred Stock of the Company

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The preferred shares do not have any voting rights or liquidation preference. As of February 28, 2005, no shares of preferred stock were issued or outstanding, nor has any class of preferred stock been designated.

Issuance of Preferred Stock by Subsidiary

During the year ended February 29, 2004, a wholly owned subsidiary of the Company issued approximately 1.5 million shares of non-voting redeemable preferred stock in connection with an acquisition. See Note 5 for additional information.

Issuance of Common Stock and Other Equity Instruments

              In September 2004, one of our stockholders (who then beneficially owned approximately 5.5% of our outstanding common stock) lent $1.5 million to us. Concurrently with our receipt of the loan proceeds, we agreed to grant the stockholder two-year warrants (which vested and became fully exercisable on the grant date) to purchase up to 48,000 shares of our common stock at an exercise price of $2.00 per share. The Company recorded this transaction as a finance charge of $139,000 using the Black-Scholes option-pricing model to estimate the fair value. In connection with granting the warrants, we also agreed to provide certain registration rights for a period not to exceed five years in respect of the shares underlying the warrants and for certain other shares then owned by the stockholder. The registration rights agreement does not contain any specific deadlines or financial penalties relating to the filing or effectiveness of the registration statement. In November 2004, with retroactive effect to the date of the original borrowing, the loan arrangement was amended such that the due date was extended to June 30, 2005, and the principal and accrued interest became convertible into shares of our common stock at the rate of $5.00 per share. The stockholder’s conversion privilege expires when we have privately issued our common stock for an aggregate consideration of at least $10 million. Interest at the rate of 15%, compounded annually, continues to be due and payable concurrently with the principal. In connection with amending the loan arrangement, we also granted the stockholder two-year warrants (which vested and became fully exercisable on the grant date) to purchase up to 32,000 shares of our common stock at an exercise price of $5.00 per share. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to a single accredited investor.

              The Company also provided the holder with certain “piggy-back” and “S-3” registration rights for the shares underlying the note and the warrant, as well as for the shares underlying the amended $1.5 million note agreement and the 32,000 shares underlying the warrant granted to the holder in connection with such amendment. The Company is not subject to any contractual penalties in the event that any such registration statement is not filed timely or not declared effective by the SEC by any specific date.

              In December 2004, the Company sold a $384,000 convertible demand note to one of its stockholders, who then beneficially owned approximately 6% of the Company’s outstanding common stock and had previously lent the Company $1.5 million on an unsecured basis (see Note 7). The holder’s conversion privilege expires when the Company has privately issued its common stock for an aggregate of at least $10 million. The principal is due upon fifteen days’ written demand, but no later than June 30, 2005. Interest at the rate of 15%, compounded annually, is due and payable concurrently with the principal. In connection with the sale of the note, the Company granted warrants (which vested and became fully exercisable on the grant date) to the holder to purchase up to 12,000 shares of the Company’s common stock with an exercise price of $5.00 per share. The Company recorded this transaction as a finance charge of $28,000 using the Black-Scholes option-pricing model to estimate the fair value. The transaction described in this paragraph constituted an exempt offering under Rule 506 of Regulation D to an accredited investor.

              In December 2004, the Company entered into a series of agreements, pursuant to which it sold 166,428 units of its securities at $5.25 per unit, or an aggregate of $841,247 in net proceeds. Each unit consisted of one share of common stock and one two-year warrant to purchase one share of common stock at an exercise price of $5.00. The warrants vested and became fully exercisable on their issuance dates. The Company also provided certain “piggy-back” registration rights for the shares and the shares underlying the warrants for a period not to exceed three years, and agreed to file a re-sale registration statement with the SEC covering the registrable securities on or before April 2005. The Company is not subject to any contractual penalties because such registration statement was not filed timely or declared effective by the SEC by any specific date. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to accredited investors.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
(FORMERLY KNOWN AS CETALON CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

              In December 2004, the Company entered into an agreement pursuant to which it sold 100,000 units of its securities at $5.25 per unit, or an aggregate of $525,000 in net proceeds. Each unit consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $5.00. The warrants vested and became fully exercisable on the issuance date. The Company also provided certain “piggy-back” and “S-3” registration rights for the shares and the shares underlying the warrants, as well as for existing shares for a period not to exceed three years and agreed to file a re-sale registration statement with the SEC covering the registrable securities on or before April 2005. The Company is not subject to any contractual penalties because such registration statement was filed timely or declared effective by the SEC by any specific date. The transaction described in this paragraph constituted an exempt offering under Rule 506 of Regulation D to a single accredited investor.

              In January 2005, we entered into a series of agreements to sell 100,720 units of our securities at $5.25 per unit, for an aggregate of $528,780 in gross proceeds. Each unit consisted of one share of common stock and one three-year warrant, each for the purchase of one share of our common stock at an exercise price of $5.00 per share. The warrants vested and became fully exercisable on their issuance dates. We also provided certain “piggy-back” registration rights for the shares and the shares underlying the warrants for a period not to exceed three years, and agreed to file a registration statement with the SEC covering the resale of the registrable securities on or before June 2005. We are not subject to any contractual penalties in the event that any such registration statement is not filed timely or not declared effective by the SEC by any specific date. None of the subscribers was a “U.S. person” (as defined in Rule 902 of Regulation S), and each of the sales constituted an “offshore transaction” (as defined in Rule 902 of Regulation S). The transactions described in this paragraph constituted exempt offerings under Regulation S.

              In December 2004, the Company issued 52,500 shares of its common stock in exchange for services provided by certain consultants. Such shares were valued at $262,500 (estimated to be the fair value based on the trading price on the issuance date). The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

              In December 2004, the Company issued 24,100 shares of its common stock to approximately 190 employees in exchange for services rendered. Such shares were valued at $120,500 (estimated to be the fair value based on the trading price on the issuance date). With the exception of one employee and his family member designees and two minor designees of a second employee of the Company, none of the persons was a “U.S. person” (as defined in Rule 902 of Regulation S), and each of the issuances constituted an “offshore transaction” (as defined in Rule 902 of Regulation S). The per-share value of the common stock was $5.00 recorded as compensation expense in the amount of $120,500. The transactions described in this paragraph constituted exempt offerings under Regulation S or Section 4(2) of the Securities Act.

              In January 2005, the Company issued 150,000 shares of its common stock to three newly appointed, non-management directors in consideration of their agreement to serve as directors. Such shares were valued at $750,000 (estimated to be the fair value based on the trading price on the issuance date). These shares are earned over a two year period and recorded as compensation expense over the earned period. The Company has recognized $62,500 in the fiscal year ended February 28, 2005 and the balance as deferred compensation in the amount of $687,500. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to accredited investors.

              In February 2005, we entered into a series of short-term convertible notes pursuant to which we borrowed an aggregate of $1,500,000. Principal and accrued interest (at the rate of nine percent per annum) were repaid in full in April 2005. In connection with obtaining the loans, we issued an aggregate of 15,000 shares of our common stock to the lenders. In February 2005, we also sold and issued 150,000 five-year warrants for the purchase of an equivalent number of shares of common stock. The warrant exercise price was $5.00, subject to certain anti-dilution provisions. See Note 7 for additional information.

              In January 2005, the Company issued 160,198 shares of its common stock in connection with a business combination; these shares are restricted as described in Note 5. The Company had an independent valuation prepared as of the measurement date, which assigned an estimated value of $3.02 per share for a total of $483,798.

              In February 2005, the Company issued 59,940 shares of its common stock in connection with a business combination (see Note 5). The purchase agreement assigned an agreed-upon value of $5.01 per share for a total of $300,000. These shares are restricted under Rule 144, and reflect a legend restricting the shares for a three-year period. The transaction described in this paragraph constitutes an exempt offering under Section 4(2) of the Securities Act.

The number of outstanding and exercisable warrants as of February 28, 2005 is provided below:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at February 29, 2004	—	$—
Granted	628,148	5.00
Exercised	—	—
Cancelled or forfeited	—	—
Outstanding at February 28, 2005	628,148	$5.00

Exercisable at February 28, 2005	628,148

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
(FORMERLY KNOWN AS CETALON CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

An additional 1,043,106 warrants were issued in April and May 2005 in connection with certain equity transactions (see Note 15).

	Warrants Outstanding			Warrants Exercisable
		Weighted
	Number	Average		Number
	Outstanding	Remaining	Weighted	Exercisable	Weighted
	at	Contractual	Average	at	Average
Range of	February 28,	Life	Exercise	February 28,	Exercise
Exercise Prices	2005	in Years	Price	2005	Price
$ 2.00	48,000	1.6	$2.00	48,000	$2.00
$ 2.00 $ 5.00	580,148	2.9	$5.00	580,148	$5.00
	628,148			628,148

The outstanding and the exercisable warrants are equal because the warrants became vested immediately.

Stock Option Plan

In December 2004, the Board of Directors of the Company approved the 2004 Equity Incentive Plan (the "2004 Plan"). The 2004 Plan is intended to provide a means by which selected employees, directors of and consultants to the Company, or its affiliates, could receive options to purchase common stock of the Company, and other equity interests in the Company as more fully described in the 2004 Plan. As amended on April 27, 2005 (subject to stockholder approval, to the extent necessary), the 2004 Plan provides for the issuance of options to purchase 2.4 million shares of the Company's common stock, subject to any adjustments required or permitted by the 2004 Plan.

The 2004 Plan provides for the granting to employees (including employees who are also directors and officers) of options intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting of non-statutory stock options to directors, employees and consultants. The Board of Directors of the Company currently administers the 2004 Plan.

The exercise price of incentive stock options granted under the 2004 Plan must be at least equal to the fair market value of the common stock on the date of the grant. With respect to any participant who owns shares representing more than 10% of the voting power of all classes of the Company's outstanding capital stock, the exercise price of any incentive or non-statutory stock options must be equal to at least 110% of the fair market value on the grant date, and the maximum term of the option must not exceed five years. Upon a merger of the Company, the options outstanding under the 2004 Plan will terminate unless assumed or substituted for by the successor corporation. As of February 28, 2005, 1,296,600 options have been granted and 263,400 options are available for grant under the 2004 Plan.

The following table summarize information concerning outstanding options at February 28, 2005:

	Stock Options	Weighted Average Exercise Price
Outstanding at February 29, 2004	—	$—
Granted	1,296,600	5.00
Exercised	—	—
Cancelled or forfeited	—	—
Outstanding at February 28, 2005	1,296,600	$5.00

Exercisable at February 28, 2005	1,296,600

   On December 8, 2004, he Company’s Board of Directors (the “BoD”) approved granting the employee stock options set forth in the above table. Since the Company’s stock was not quoted on the Over-the-Counter Bulletin Board until December 16, 2004, it was necessary for the BoD to make a good-faith determination of the estimated grant-date fair value of the Company’s common stock. Based in part on a recommendation by the Company’s investment advisor, the BoD determined that such value approximated $5.00 per share. The employee stock options described above have an exercise price of $5.00 per share, expire five years from the issuance date, and vest over a three-year period.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
(FORMERLY KNOWN AS CETALON CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

9. OTHER RELATED PARTY TRANSACTIONS

The Company currently leases facilities from an entity controlled by two directors of a Company subsidiary under cancelable operating leases expiring in 2007. The annual rent is subject to adjustment based on the terms of the leases. The consolidated statements of operations include expenses from these operating leases of approximately $190,000 and $41,000 for the years ended February 28, 2005 and February 29, 2004, respectively.

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

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
(FORMERLY KNOWN AS CETALON CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

Condensed unaudited historical financial information of BOT as of February 28, 2005 is presented below:

Current assets	$815,948
Other assets	$100,980
Payable to stockholders	$556,136
Other liabilties	$247,595
Equity	$113,197

12 Months Ended
February 28, 2005
Sales	$1,580,734
Cost of good sold	(953,661)
Gross margin	627,073
Operating expenses	(300,905)
Operating income	$326,168
Net income	$96,648
Equity distributions	$—

11. OTHER COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business. The Company is not currently involved in any litigation which management believes could have a material adverse effect on the Company's financial position or results of operations.

Operating Leases

The Company occupies facilities under operating lease agreements expiring on various dates through August 2014. Certain leases include future rental escalations and renewal options. As of February 28, 2005, minimum payments under operating leases approximated the following for the fiscal years ending February 28/29 listed below:

2006	$623,000
2007	444,000
2008	278,000
2009	96,000
2010	96,000
Thereafter	423,000
$1,960,000

Rent expense approximated $551,000 and $141,000 for the years ended February 28, 2005 and February 29, 2004, respectively.

Other Matters

See Note 15 for additional commitments.

12. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

The Company is operating in the following two reportable segments:

Geomatics

Products, accessories and services related to the business of measurement and setting out (i.e. Survey, Mapping and Geographic Information Systems) and precise position monitoring (such as scanning excavations and industrial plants). Also included within this segment are the machine guidance products, accessories and services related to the business of guiding, controlling and monitoring machinery, including mobile machinery such as graders, dump trucks and drills as well as agricultural products which have tractor and crop-spraying guidance in them.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
(FORMERLY KNOWN AS CETALON CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

Telematics

Products, accessories and services related to the business of remote monitoring of assets (including track-and-trace) whereby position, attributes, status and communication are involved.

Total assets, revenues and gross profit
for each of the Company's reportable segments in addition to a reconciliation of the gross profit of the two segments to the Company's consolidated statements of operations are presented below:

For the year ended February 28, 2005:
	Geomatics	Telematics	Consolidated
Total assets	$10,837,033	$3,493,974	$14,331,007
Revenue	$11,114,247	$3,562,983	$14,677,230
Gross profit	4,019,153	1,772,192	5,791,345
Operating expenses			(12,682,652)
Operating loss			$(6,891,307)

For the year ended February 29, 2004:
	Geomatics	Telematics	Consolidated
Total assets	$6,290,852	$1,310,919	$7,601,771
Revenue	$8,253,194	$1,783,609	$10,036,803
Gross profit	3,419,831	948,577	4,368,408
Operating expenses			(4,302,228)
Operating income			$66,180

 ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
(FORMERLY KNOWN AS CETALON CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

Geographic Information

Certain condensed geographic information is presented below including property and equipment, revenues, gross profit and operating income (loss):

For the year ended February 28, 2005:
	Property and		Gross	Operating	Operating
	Equipment, net	Revenue	Profit	Expenses	Income (Loss)
Brunei	$2,369	$363,778	$104,977	$104,418	$559
Malaysia	22,311	136,881	59,988	205,223	(145,235)
Singapore	316,357	367,648	202,797	1,097,223	(894,426
South Africa	633,869	13,808,923	5,423,583	6,735,209	(1,311,626)
United States	5,279	—	—	2,991,967	(2,991,967
Western Europe	331,187	—	—	1,548,612	(1,548,612)
Total	$1,311,372	$14,677,230	$5,791,345	$12,682,652	$(6,891,307)

For the year ended February 29, 2004:
	Property and		Gross	Operating	Operating
	Equipment, net	Revenue	Profit	Expenses	Income
Brunei	$—	$—	$—	$—	$—
Malaysia	—	—	—	—	—
Singapore	—	—	—	—	—
South Africa	385,162	10,036,803	4,368,408	4,302,228	66,180
United States	—	—	—	—	—
Western Europe	—	—	—	—	—
Total	$385,162	$10,036,803	$4,368,408	$4,302,228	$66,180

See Note 3 for geographic information on inventory.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
(FORMERLY KNOWN AS CETALON CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

13. INCOME TAXES

The components of income (loss) before income taxes are as follows for the years ended February 28/29:

	2005	2004

United States	$—	$—
Foreign	(7,318,025)	89,326
Total	$(7,318,025)	$89,326

The provision for taxes on income (loss) is comprised of the following for the years ended February 28/29:

	2005	2004
Current:
Federal	$—	$—
State	—	—
Foreign	38,010	105,349
	38,010	105,349
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
	—	—
Total	$38,010	$105,349

The reported provision for taxes on income (loss) from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before income taxes as follows for the years ended February 28/29:

	2005	2004

Income tax (benefit) at statutory rate	$(2,488,129)	$30,371
State taxes, net of federal benefit	(439,081)	—
Foreign income tax rate differential	484,547	74,978
Change in valuation allowance	2,480,673	—
	$38,010	$105,349

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
(FORMERLY KNOWN AS CETALON CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The tax effects of temporary differences for continuing operations at February 28, 2005 and February 29, 2004 are as follows:

	2005	2004
Deferred tax assets:
Net operating loss carry forwards	$2,485,480	$4,807

Total deferred tax assets	2,485,480	4,807
Less: valuation allowance	(2,485,480)	(4,807)
Net deferred tax assets	$—	$—

Deferred tax liabilities:
Amortization of identifiable intangible assets	$(553,673)	$(475,773)

Total deferred tax liabilities	$(553,673)	$(475,773)

At February 28, 2005, the Company had tax net operating loss carryforwards ("NOLs") of approximately $2.9 million for federal and state income tax purposes, which expire at varying dates from 2024 to 2019, respectively, and approximately $4.5 million for foreign income tax purposes, which expire at varying dates beginning in 2009. Due to the "change in ownership" provisions of the Tax Reform Act of 1986, the Company's NOLs may be subject to an annual limitation on their utilization against taxable income in future periods if a cumulative change in ownership of more than 50% occurs during any three-year period.

In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period. As of February 28, 2005, the Company has provided a valuation allowance of $2,485,480 to reduce the deferred tax assets. The net change in the valuation allowance for fiscal 2005 was an increase of $2,480,673.

Deferred taxes have been provided for U.S. federal and state income taxes and foreign withholding taxes on the undistributed earnings of non-U.S. subsidiaries expected to be remitted. Applicable foreign taxes have also been provided. On October 22, 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. The AJCA provides several incentives for U.S. multinational corporations and U.S. manufacturers. Subject to certain limitations, the incentives include an 85% dividend received deduction for certain dividends from controlled foreign corporations that repatriate accumulated income abroad, and a deduction for domestic qualified production activities taxable income. The U.S. Treasury Department is expected to issue additional guidance with regard to these provisions. In December 2004, the FASB issued FSP 109-2, "Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004." FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings for the purposes of applying SFAS No. 109. Management is in the process of analyzing whether to take advantage of this opportunity and the potential impact on the Company's income tax provision, if any.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
(FORMERLY KNOWN AS CETALON CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

14. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended February 28, 2005 and February 29, 2004:

	Year Ended February 28, 2005	Year Ended February 29, 2004
Numerator for basic and diluted loss per common share:
Net loss charged to common shareholders	$(7,311,460)	$(24,747)

Denominator for basic and diluted loss per common share:
Weighted average number of common shares outstanding	9,363,594	6,275,000

Basic and diluted loss per common share	$(0.78)	$—

15. SUBSEQUENT EVENTS (Unaudited)

In March 2005, the Company issued 12,500 shares of its common stock in exchange for service provided by a consultant. The per-share value of the common stock was $5.95. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act of 1933, as amended.

In April 2005, the Company entered into a series of agreements, pursuant to which it sold 950,142 units of its securities at $3.50 per unit, or an aggregate of $2,893,497 in net proceeds. Each unit consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $3.50. The warrants vested and became fully exercisable on their issuance dates. The Company also provided certain "piggy-back" registration rights for the shares and the shares underlying the warrants for a period not to exceed five years and agreed to file a re-sale registration statement with the SEC covering the registrable securities on or before June 2005. The Company is subject to certain contractual penalties in the event that any such registration statement is not filed timely or not declared effective by the SEC by the dates specified the related agreement. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to accredited investors.

In May 2005, the Company entered into a series of agreements, pursuant to which it sold 92,964 units of its securities at $3.50 per unit, or an aggregate of $283,374 in net proceeds. Each unit consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $3.50. The warrants vested and became fully exercisable on their issuance dates. The Company also provided certain "piggy-back" registration rights for the shares and the shares underlying the warrants for a period not to exceed five years and agreed to file a re-sale registration statement with the SEC covering the registrable securities on or before June 2005. The Company is subject to certain contractual penalties in the event that any such registration statement is not filed timely or not declared effective by the SEC by the dates specified the related agreement. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to accredited investors

See Note 7 for other subsequent events.

From February 28, 2005 to June 3, 2005, the South African Rand weakened against the U.S. dollar by approximately 17%.

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A: Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2005, our disclosure controls, and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended February 28, 2005 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can e no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B: Other Information

None

PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

The following table sets forth certain information regarding our executive officers and directors as of June 7, 2005:

Name	Age	Position
Anthony J. Harrison	46	Chairman of the Board
Trevor Venter	38	Chief Executive Officer
Martin Euler	51	Chief Financial Officer, Secretary, and Director
Anthony J.A. Bryan	82	Non-Executive Vice-Chairman of the Board
Paul Barril	59	Director
Stefanie Powers	62	Director

Anthony J. Harrison, Chairman of the Board

Mr. Harrison currently serves as our Chairman of the Board, a position that he has held since June 2005. He joined our board of directors in November 2004 and served as our Chief Executive Officer between November 2004 and June 2005. Prior to joining the Company, Mr. Harrison had been employed in various management capacities by Thales S.A. (a CAC 40 company) and, prior to its acquisition by Thales, by various subsidiaries of Racal Electronics Plc. for approximately 23 years, most recently (2002 and 2003) as the Chief Operating Officer of Thales GeoSolutions Ltd., a division of Thales S.A. During 2002, Mr. Harrison served as the Managing Director Group Marketing & Business Development (Racal Survey Group Ltd.) and, between 1998 and 2002, as the President of Racal Survey USA and Regional Director of the Americas (which was a board position of the Racal Survey Group Ltd.).

Trevor Venter, Chief Executive Officer

Mr. Venter currently serves as our Chief Executive Officer, a position that he has held since June 2004, except for the period between November 2004 and June 2005 when he was our Chief Operating Officer. Between August 2004 and January 2005, Mr. Venter was also a member of our board of directors. Prior to June 2004, Mr. Venter served as our Regional Director of Africa and the Middle East. Prior to April 1995, he spent ten years at the office of the Chief Surveyor General of South Africa. Mr. Venter holds a 1st class degree in Geomatics from the University of Cape Town, South Africa, and is registered as a professional land surveyor with PLATO.

Martin Euler, Chief Financial Officer

Mr. Euler currently serves as our Chief Financial Officer and Secretary, positions that he has held since January 2004 and January 2005, respectively. He has also been a member of our board of directors since August 2004. During the three years prior to his joining us, Mr. Euler served as Regional Director and member of the Executive Committee for Thales GeoSolutions with responsibility for the Americas Region. From 1998 to 2001, he served in various management capacities with Racal Electronics plc. Mr. Euler holds a Degree in Accounting and Financial Management from the University of Sheffield, England.

Anthony J.A. Bryan, Non-executive Vice-Chairman of the Board

Mr. Bryan currently serves as our non-executive Vice-Chairman of the Board, a position that he has held since June 2005, having initially served as the Chairman of our Board since January 2005. He has also served as the non-executive Chairman of the Board of 360 Global Wine Company since November 2003. Mr. Bryan is the former Chairman and CEO of Copperweld Corporation, a bimetallic wire and steel tubing company, and the former CEO of Cameron Iron Works, a company in the oil service business. He has also served on the Boards of Directors of Federal Express Corporation, between 1987 and 1996; Chrysler Corporation (now, DaimlerChrysler Corporation), between 1975 and 1991); The PNC Financial Services Group, Inc., between 1978 and 1989; ITT Corporation; Koppers Inc.; Hamilton Oil Company Ltd.; First City National Bank of Houston; Imetal; and as Chairman of the Executive Committee of Hospital Corporation International (formerly the international division of Hospital Corporation of America), between 1991 and 1992. Mr. Bryan received his Master Degree in Business Administration from the Harvard Business School.

Paul Barril, Director

Capitaine Barril currently serves as a member of our board of directors, a position that he has held since January 2005. He also serves as Chief Executive Officer of Groupe Barril Sécurité, a global security firm that he founded in 1984, and serves as a security advisor to various Heads of State. Capitaine Barril founded G.I.G.N. (Groupement d'Intervention de la Gendarmerie Nationale - the French gendarmerie intervention group). He holds a law degree from the University Paris Sorbonne.

Stefanie Powers, Director

Ms. Powers currently serves as a member of our board of directors, a position that she has held since January 2005. Ms. Powers has been an actor since the age of 15. She serves as a director of two mutual funds, co-founded and currently serves as President of the William Holden Wildlife Foundation, and is a director of the Mount Kenya Game Ranch.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with or bylaws.

Our executive officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee Financial Expert

We are not currently a listed company within the meaning of Rule 10A-3 of the Exchange Act and, therefore, are not required to have an audit committee or, accordingly, an audit committee financial expert. Nevertheless, our Board of Directors, a majority of whose members are independent directors, performs the functions of an audit committee, and Martin Euler, our Chief Financial Officer and one of our directors, serves in capacity similar to that of an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and executive officers and person who beneficially own more than ten percent of the registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4 and 5 (and any amendments thereof) received by the Company during or with respect to the year ended February 28, 2005; the identified reports required by Section 16(a) of the Exchange Act have been filed on a timely basis.

Code of Ethics Disclosure

As of February 28, 2005, we have not adopted a Code of Ethics for our principal executive, financial, and accounting officers or persons performing similar functions, as required for listed issuers by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

We have begun the process of drafting a code of ethics that will be filed with the SEC upon its adoption by the board of directors.

Item 10: Executive Compensation

The following table sets forth certain information with respect to the compensation of our Chief Executive Officer and each of our other most highly compensated executive officers who earned more than $100,000 for the fiscal years ended February 28, 2005, 2004 and 2003.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
				Other Annual	Restricted
				Compensation	Stock	Options/	All Other
		Salary	Bonus	(4)	Awarded	SARs	Compensation
Name	Year	$	$	$	$	#	$
Anthony Harrison (1)	2005	203,500	—	—	500	250,000	—
Chief Executive Officer	2004	27,700	—	—	—	—	—
	2003	—	—	—	—	—	—

Trevor Venter (2)	2005	128,900	—	5,875	500	75,000	—
Chief Operating Officer	2004	120,500	—	5,346	—	—	—
	2003	70,100	92,500	3,320	—	—	—

Martin Euler	2005	168,200	—	—	500	125,000	—
Chief Financial Officer	2004	20,200	—	—	—	—	—
	2003	—	—	—	—	—	—

Alexander Borthwick (3)	2005	180,000	—	—	500	25,000	—
Chief Operating Officer	2004	30,000	—	—	—	—	—
	2003	—	—	—	—	—	—

(1)	Mr. Harrison served as our Chief Executive Officer between November 15, 2004 and June 6, 2005 and currently serves as our Chairman of the Board.

(2)	Mr. Venter served as our Chief Operating Officer between November 15, 2004 and June 6, 2005 and currently serves as our Chief Executive Officer.

(3)	Mr. Borthwick served as our Chief Operating Officer until November 15, 2004 and now serves as our Regional Director of the Asia Pacific Region.

(4)	Consists of funds contributed to a defined contribution plan on behalf of the executive.

Compensation of Directors

During 2005, each non-employee member of our Board of Directors received a one-time grant of an option to purchase 25,000 shares of the Company's common stock at an exercise price equal to the fair market value at the time of the grant and 50,000 shares of restricted common stock of the Company. At February 28, 2005, the market closing price of our common stock was $7.00 per share, or $350,000 for 50,000 shares. In addition, Anthony J.A. Bryan received an additional stipend of $18,000.

The following table sets forth the individual grants of stock options that we made during the year ended February 28, 2005, to our executive officers:

Options/SAR Grants in Last Fiscal Year

[Individual Grants]

Name	Number of securities underlying options/SARs granted (#)	Percent of total options/SARs granted to employees in fiscal year	Exercise or base price ($/Sh)	Expiration date
Anthony Harrison	250,000	19.1%	$5.00	01/03/2015
Martin Euler	125,000	9.5%	$5.00	01/03/2015
Trevor Venter	75,000	5.7%	$5.00	01/03/2015
Alexander Borthwick	25,000	1.9%	$5.00	01/03/2015

The following table sets forth options exercised by our executive officers during the year ended February 28, 2005, and the value (market price less exercise price) of their unexercised in-the-money options at February 28, 2005.

Aggregated Options/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

			Number of securities underlying unexercised options/SARs at FY-end (#)		Value of unexercised in-the-money options/SARs at FY-end ($)
Name	Shares acquired on exercise (#)	Value realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Anthony Harrison	—	—	250,000	—	500,000	—
Martin Euler	—	—	125,000	—	250,000	—
Trevor Venter	—	—	75,000	—	150,000	—
Alexander Borthwick	—	—	25,000	—	50,000	—

Item 11:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 7, 2005, the beneficial ownership of the Company's common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the Company's common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 12,324,552 shares of common stock issued and outstanding on June 7, 2005.

Name and address of beneficial owner	Amount of beneficial ownership (1)	Percent of class

Executive Officers & Directors:
Anthony J. Harrison
47 Warriner Gardens	1,110,600 shares (2)	8.8%
London, UK SW11 4 EA

Martin Euler
P.O. Box 941844	985,600 shares (3)	7.9%
Houston, TX 77094-8844

Tevor Venter
P.O. Box 1462	935,600 shares (4)	7.5%
Rivonia, South Africa 2128

Alexander Borthwick
8 Temasek Blvd., #29-03 Suntec Town One	885,600 shares (5)	7.2%
Singapore

Anthony J.A. Bryan
2525 N. Ocean Blvd	75,000 shares (6)	*
Gulf Stream, FL 33483

Paul Barril
207 Bd Pereire	75,000 shares (7)	*
Paris, France 75017

Stephanie Powers
10400 Wilshire Blvd.	75,000 shares (8)	*
Los Angeles, CA 90024

Total of All Directors and Executive Officers (six persons)	4,142,400 shares (9)	32.4%
More than 5% Beneficial Owners:
Infomax Co. Ltd.
38 Hertfort Street	1,080,000 shares	8.8%
London, England W1J 7SG

Walter Jared Frost
Jalan Adityawarman No. 40A, Kebayoran Baru	967,738 shares (10)	7.6%
Jakarta 12160 Indonesia

Pointe Capital Limited
38 Hertford Street	753,472 shares	6.1%
London W1J7SG, UK

Global Master Investments
Suite 2002A, 18 Harbour Road	655,200 shares	5.3%
Wanchai, Hong Kong

*	Constitutes less than 1%

(1)
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(2)
Includes 860,600 shares of common stock beneficially owned by Mr. Harrison and 250,000 shares of common stock underlying options that are exercisable as of the date set forth above or within 60 days thereafter.

(3)
Includes 860,600 shares of common stock beneficially owned by Mr. Euler and 125,000 shares of common stock underlying options that are exercisable as of the date set forth above or within 60 days thereafter.

(4)
Includes 860,600 shares of common stock beneficially owned by Mr. Venter and 75,000 shares of common stock underlying options that are exercisable as of the date set forth above or within 60 days thereafter.

(5)
Includes 860,600 shares of common stock beneficially owned by Mr. Borthwick and 25,000 shares of common stock underlying options that are exercisable as of the date set forth above or within 60 days thereafter.

(6)
Includes 50,000 shares of common stock beneficially owned by Mr. Bryan and 25,000 shares of common stock underlying options that are exercisable as of the date set forth above or within 60 days thereafter.

(7)
Includes 50,000 shares of common stock beneficially owned by Mr. Barril and 25,000 shares of common stock underlying options that are exercisable as of the date set forth above or within 60 days thereafter.

(8)
Includes 50,000 shares of common stock beneficially owned by Ms. Powers and 25,000 shares of common stock underlying options that are exercisable as of the date set forth above or within 60 days thereafter.

(9)	Includes all shares, options, and warrants described in notes 1 through 9, above.

(10)
Includes 489,672 shares of common stock beneficially owned by Mr. Frost, 92,000 shares of common stock underlying warrants that are exercisable as of the date set forth above or within 60 days thereafter, and 386,066 shares of common stock underlying two convertible promissory notes that are convertible as of the date set forth above or within 60 days thereafter..

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options and warrants as of February 28, 2005. See Note 8 to the consolidated financial statements included in Item. 7: Financial Statements.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	1,924,748 (1)	$5.00	263,400
Total	1,924,748	$5.00	263,400

(1)	Includes 1,296,600 options to purchase common stock at $5.00 per share, and 628,148 warrants to purchase common stock between $2.00 and $5.00 per share.

Item 12: Certain Relationships and Related Transactions

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

In November 2004, Astrata Group accepted an unsecured advance from an officer/stockholder in the amount of $41,378. This advance accrues interest at LIBOR plus three percent and is payable in full on March 1, 2005 with no prepayment restrictions. This unsecured advance and accrued interest has not been repaid as of March 1, 2005, and is being extended until June 30, 2005.

In September 2004, one of our stockholders (who then beneficially owned approximately 5.5% of our outstanding common stock) lent $1.5 million to us. Concurrently with our receipt of the proceeds of the loan, we agreed to grant the stockholder two-year warrants (which vested and became fully exercisable on the grant date) to purchase up to 48,000 shares of our common stock at an exercise price of $2.00 per share. The Company has recorded this transaction as a finance charge of $139,000 using Black-Scholes to estimate the fair value. In connection with the grant of the warrants, we also agreed to provide certain registration rights for a period not to exceed five years in respect of the shares underlying the warrants and for certain other shares then owned by the stockholder. The registration rights agreement does not contain any specific deadlines or financial penalties relating to the filing or effectiveness of the registration statement. In November 2004, with retroactive effect to the date of the original borrowing, the stockholder and we amended the loan arrangement such that the due date was extended by approximately 90 days to June 30, 2005, and the principal and accrued interest was convertible into shares of our common stock at the rate of $5.00 per share. The stockholder's conversion privilege expires when we have privately issued our common stock for an aggregate consideration of at least $10 million. Interest at the rate of 15%, compounded annually, continued to be due and payable concurrently with the principal. Concurrently with the amendment of the loan arrangement, we also granted the stockholder two-year warrants (which vested and became fully exercisable on the grant date) to purchase up to 32,000 shares of our common stock at an exercise price of $2.00 per share. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to a single accredited investor.

In February 2005, we entered into an agreement pursuant to which we sold 100,000 units of our securities to a then-existing stockholder at $5.25 per unit, for an aggregate of $525,000 in gross proceeds. Each unit consisted of one share of common stock and one five-year warrant to purchase one share of our common stock at an exercise price of $5.00. The warrants vested and became fully exercisable on the issuance date. We also granted the stockholder certain "piggy-back" and "S-3" re-sale registration rights for the common stock and the shares of common stock underlying the warrants, as well as for other shares then owned by such stockholder for a period not to exceed three years and agreed to file a re-sale registration statement with the SEC covering the registrable securities on or before June 2005. We are not subject to any contractual penalties in the event that any such registration statement is not filed timely or not declared effective by the SEC by any specific date. The transaction described in this paragraph constituted an exempt offering under Rule 506 of Regulation D to a single accredited investor.

Item 13: Exhibits

Exhibit No. Description

Exhibit 2.1	Cetalon Corporation Court Order of May 27, 2004 and Second Amended Disclosure Statement and Plan of Reorganization incorporated by reference to Exhibit 2.1 to Form 8-K filed on August 9, 2004.

Exhibit 2.2
Articles of Merger between Astrata Group Incorporated (as merging entity) and Cetalon Corporation (as surviving entity), filed with Secretary of State of Nevada on August 3, 2004 incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on August 9, 2004.

Exhibit 2.3
Certificate of Correction to the Articles of Merger filed with Secretary of State of Nevada on August 4, 2004 incorporated by reference to Exhibit 2.2a to the Company's Current Report on Form 8-K filed on August 9, 2004.

Exhibit 3.1
Amended and Restated Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada on July 30, 2004 incorporated by reference to Exhibit 3.1b to the Company's Current Report on Form 8-K filed on August 9, 2004

Exhibit 3.2	By-Laws of the Registrant, incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on October 7, 1998.

Exhibit 10.1
Share Exchange Agreement, dated August 2, 2004, by and among the Registrant and the entities listed on the signature page thereof incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 9, 2004.

Exhibit 10.2*	Consultant Agreement between Optron Technologies, Inc. and The Watley Group LLC, dated February 14, 2004.

Exhibit 10.3*	Amended and Restated Promissory Note of Astrata Group Incorporated in favor of Walter Jared Frost, dated September 27, 2004.

Exhibit 10.4*	Common Stock Purchase Warrant for 48,000 shares of Astrata Group Incorporated common stock in favor of Walter Jared Frost, dated September 27, 2004.

Exhibit 10.5*	Registration Rights Agreement between Astrata Group Incorporated and Walter Jared Frost, dated September 27, 2004.

Exhibit 10.6*	Common Stock Purchase Warrant for 32,000 shares of Astrata Group Incorporated common stock in favor of Walter Jared Frost, dated November 30, 2004.

Exhibit 10.7*	Promissory Note of Astrata Group Incorporated in favor of Walter Jared Frost, dated December 14, 2004.

Exhibit 10.8*	Common Stock Purchase Warrant for 12,000 shares of Astrata Group Incorporated common stock in favor of Walter Jared Frost, dated December 14, 2004.

Exhibit 10.9*	Registration Rights Agreement between Astrata Group Incorporated and Walter Jared Frost, dated December 14, 2004.

Exhibit 10.10*	Form of Astrata Group Incorporated Regulation S Subscription Agreement.

Exhibit 10.11*	Form of Astrata Group Incorporated Regulation S Common Stock Purchase Warrant Agreement.

Exhibit 10.12*	Form of Astrata Group Incorporated Regulation D Subscription Agreement.

Exhibit 10.13*	Form of Astrata Group Incorporated Regulation D Common Stock Purchase Warrant Agreement.

Exhibit 10.14*	Engagement Letter among Westminster Securities Corporation, Rodman & Renshaw, LLC, and Astrata Group Incorporated, dated March 2, 2005.

Exhibit 10.15*	Co-Placement Agents Agreement among Westminster Securities Corporation, Rodman & Renshaw, LLC, and Astrata Group Incorporated, dated March 2, 2005.

Exhibit 10.16*	Medium Term Loan Facility Agreement between Pointe Capital Limited and Astrata Europe Ltd, dated August 1, 2004.

Exhibit 10.17*	Registration Rights Agreement between Pointe Capital Limited and Astrata Group Incorporated, dated November 2004.

Exhibit 10.18*	Letter of Instruction and Amendment to Medium Term Loan Facility between Pointe Capital Limited and Astrata Group Incorporated, dated February 2, 2005.

Exhibit 10.19*	Form of short-term Convertible Promissory Note of Astrata Group Incorporated, dated February 22, 2005.

Exhibit 10.20*	Form of short-term conversion Warrant to Purchase Shares of Astrata Group Incorporated common stock, dated February 22, 2005.

Exhibit 10.21*	Warrants for 10,000 shares of Astrata Group Incorporated common stock in favor of Westminster Securities Corporation, dated February 28, 2005.

Exhibit 10.22*	Form of standard Warrant to Purchase Shares of Astrata Group Incorporated common stock, dated February 2005.

Exhibit 10.23*	Acquisition Agreement between Optron (Pty) Ltd. and Nanini 209 CC (SureTrack), dated June 3, 2004.

Exhibit 10.24*	Addendum to Acquisition Agreement between Optron (Pty) Ltd. and Nanini 209 CC (SureTrack), dated January 5, 2005.

Exhibit 10.25*
Share Sale Purchase Agreement between Astrata (Malaysia) Sdn Bhd (Co. No. 645257-D), Astrata Geotrax Sdn Bhd (Co. No. 645151-M) and Geotrax Technologies Sdn Bhd (Co. No. 519403A), dated February 28, 2005.

Exhibit 10.26*	Form of Private Placement Subscription Agreement.

Exhibit 10.27*	Form of Private Placement Warrant to purchase shares of Astrata Group Incorporated common stock.

Exhibit 21.1*	Subsidiaries of Astrata Group Incorporated.

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit 32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

* Filed herewith

Item 14: Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the consolidated financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal year ended February 28, 2005 were approximately $282,500.

Audit-Related Fees

Our auditors did bill additional fees of $28,000 for assurance and related services that are reasonably related to our Form 8-K/A filed October 18, 2004 with the SEC.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were zero for the fiscal year ended February 28, 2005.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal year ended February 28, 2005 is approximately $15,500.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astrata Group Incorporated

By:	/S/ TREVOR VENTER	Date:	June 10, 2005
Trevor Venter
Chief Executive Officer
		Date:	June 10, 2005
By:	/S/ MARTIN EULER
Martin Euler
Chief Financial Officer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ANTHONY HARRISON	Chairman of the Board	June 10, 2005
Anthony Harrison

/S/ MARTIN EULER	Chief Financial Officer, Secretary, and Director	June 10, 2005
Martin Euler

/S/ ANTHONY J.A. BRYAN	Vice Chairman of the Board	June 10, 2005
Anthony J.A. Bryan

Director
Paul Barril

Director
Stefanie Powers

EXHIBIT INDEX

Exhibit 10.2	Consultant Agreement between Optron Technologies, Inc. and The Watley Group LLC, dated February 14, 2004.

Exhibit 10.3	Amended and Restated Promissory Note of Astrata Group Incorporated in favor of Walter Jared Frost, dated September 27, 2004.

Exhibit 10.4	Common Stock Purchase Warrant for 48,000 shares of Astrata Group Incorporated common stock in favor of Walter Jared Frost, dated September 27, 2004.

Exhibit 10.5	Registration Rights Agreement between Astrata Group Incorporated and Walter Jared Frost, dated September 27, 2004.

Exhibit 10.6	Common Stock Purchase Warrant for 32,000 shares of Astrata Group Incorporated common stock in favor of Walter Jared Frost, dated November 30, 2004.

Exhibit 10.7	Promissory Note of Astrata Group Incorporated in favor of Walter Jared Frost, dated December 14, 2004.

Exhibit 10.8	Common Stock Purchase Warrant for 12,000 shares of Astrata Group Incorporated common stock in favor of Walter Jared Frost, dated December 14, 2004.

Exhibit 10.9	Registration Rights Agreement between Astrata Group Incorporated and Walter Jared Frost, dated December 14, 2004.

Exhibit 10.10	Form of Astrata Group Incorporated Regulation S Subscription Agreement.

Exhibit 10.11	Form of Astrata Group Incorporated Regulation S Common Stock Purchase Warrant Agreement.

Exhibit 10.12	Form of Astrata Group Incorporated Regulation D Subscription Agreement.

Exhibit 10.13	Form of Astrata Group Incorporated Regulation D Common Stock Purchase Warrant Agreement.

Exhibit 10.14	Engagement Letter among Westminster Securities Corporation, Rodman & Renshaw, LLC, and Astrata Group Incorporated, dated March 2, 2005.

Exhibit 10.15	Co-Placement Agents Agreement among Westminster Securities Corporation, Rodman & Renshaw, LLC, and Astrata Group Incorporated, dated March 2, 2005.

Exhibit 10.16	Medium Term Loan Facility Agreement between Pointe Capital Limited and Astrata Europe Ltd, dated August 1, 2004.

Exhibit 10.17	Registration Rights Agreement between Pointe Capital Limited and Astrata Group Incorporated, dated November 2004.

Exhibit 10.18	Letter of Instruction and Amendment to Medium Term Loan Facility between Pointe Capital Limited and Astrata Group Incorporated, dated February 2, 2005.

Exhibit 10.19	Form of short-term Convertible Promissory Note of Astrata Group Incorporated, dated February 22, 2005.

Exhibit 10.20	Form of short-term conversion Warrant to Purchase Shares of Astrata Group Incorporated common stock, dated February 22, 2005.

Exhibit 10.21	Warrants for 10,000 shares of Astrata Group Incorporated common stock in favor of Westminster Securities Corporation, dated February 28, 2005.

Exhibit 10.22	Form of standard Warrant to Purchase Shares of Astrata Group Incorporated common stock, dated February 2005.

Exhibit 10.23	Acquisition Agreement between Optron (Pty) Ltd. and Nanini 209 CC (SureTrack), dated June 3, 2004.

Exhibit 10.24	Addendum to Acquisition Agreement between Optron (Pty) Ltd. and Nanini 209 CC (SureTrack), dated January 5, 2005.

Exhibit 10.25
Share Sale Purchase Agreement between Astrata (Malaysia) Sdn Bhd (Co. No. 645257-D), Astrata Geotrax Sdn Bhd (Co. No. 645151-M) and Geotrax Technologies Sdn Bhd (Co. No. 519403A), dated February 28, 2005.

Exhibit 10.26	Form of Private Placement Subscription Agreement.

Exhibit 10.27	Form of Private Placement Warrant to purchase shares of Astrata Group Incorporated common stock.

Exhibit 21.1	Subsidiaries of Astrata Group Incorporated.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act .