Form 10QSB
period 2005-05-31
ASTRATA GROUP INC
filed 2005-07-15
CIK 1071157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: May 31, 2005

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-32475

                           ASTRATA GROUP INCORPORATED
                           --------------------------
                 (Name of small business issuer in its charter)

               NEVADA                                     84-1408762
  --------------------------------                    -------------------
    (State or other jurisdiction                       (I.R.S. Employer
  of incorporation or organization)                   Identification No.)


1801 CENTURY PARK EAST, SUITE 1830, LOS ANGELES, CALIFORNIA           90067-2320
-----------------------------------------------------------           ----------
       (Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:  (310) 282-8646
                            --------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $0.0001
                         -------------------------------
                                (Title of class)

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 8, 2005: 12,284,492

--------------------------------------

Transitional Small Business Disclosure Format (Check One):  Yes:     ; No: X
                                                                -----    -----

                                 [ASTRATA LOGO]

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page

Part I - Financial Statements

     Item 1.    Condensed Consolidated Financial Statements (Unaudited)        1

                Condensed Consolidated Balance Sheet as of May 31, 2005      F-1

                Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months
                ended May 31, 2005 and 2004                                  F-2

                Condensed Consolidated Statements of Cash Flows for the
                three months ended May 31, 2005 and 2004                     F-3

                Notes to Condensed Consolidated Financial Statements         F-4

     Item 2.    Management's Discussion and Analysis or Plan of Operation      2

     Item 3.    Controls and Procedures                                        9

Part II - Other Information

     Item 1.    Legal Proceedings                                             10

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds   10

     Item 3.    Defaults Upon Senior Securities                               10

     Item 4.    Submission of Matters to a Vote of Security Holders           10

     Item 5.    Other Information                                             10

     Item 6.    Exhibits                                                      11

Part I - Financial Statements

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation, which consisted only of normal recurring adjustments, have been included. Operating results for the interim period ended May 31, 2005 are not necessarily indicative of the results anticipated for the entire fiscal year ending February 28, 2006. This report should be read in conjunction with the Company's February 28, 2005 annual report on Form 10-KSB filed with the Securities and Exchange Commission (the "SEC") on June 14, 2005.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                   May 31, 2005

                                      ASSETS

Current assets:
     Cash and cash equivalents                                     $    884,840
     Trade and other receivables, net                                 2,858,668
     Inventories                                                      3,695,744
     Other assets                                                       164,857
                                                                   ------------
Total current assets                                                  7,604,109

Property and equipment, net                                           1,361,897
Intangible assets, net                                                1,715,154
Goodwill                                                              2,481,280
Investment in and advances to affiliate                                 373,736
                                                                   ------------
Total assets                                                       $ 13,536,176
                                                                   ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                              $  6,736,083
     Line of credit                                                     874,797
     Income taxes payable                                               226,025
     Notes payable to stockholders                                    2,035,050
     Advances from stockholder                                          375,779
     Current portion of redeemable preferred stock of subsidiary        387,218
     Current portion of other long-term liabilities                      59,598
                                                                   ------------
Total current liabilities                                            10,694,550

Redeemable preferred stock of subsidiary                                628,715
Long-term liabilities                                                    44,169
Deferred tax liability                                                  538,080
                                                                   ------------
Total liabilities                                                    11,905,514

Minority interest                                                       200,323

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $0.0001 par value, 10,000,000 shares
       authorized, none issued or outstanding                                --
     Common stock, $0.0001 par value, 40,000,000 shares
       authorized, 12,284,492 issued and outstanding                      1,228
     Additional paid-in capital, net                                 11,916,706
     Deferred compensation cost                                        (593,750)
     Accumulated deficit                                            (10,111,555)
     Accumulated other comprehensive income                             217,710
                                                                   ------------
Total stockholders' equity                                            1,430,339
                                                                   ------------
Total liabilities and stockholders' equity                         $ 13,536,176
                                                                   ============

  See accompanying notes to these condensed consolidated financial statements.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                FOR THE THREE MONTHS ENDED MAY 31, 2005 AND 2004
                                   (UNAUDITED)

                                                        2005            2004
                                                   ------------    ------------
Net sales                                          $  3,495,358    $  3,256,404
Cost of goods sold                                    2,136,329       1,928,180
                                                   ------------    ------------
Gross profit                                          1,359,029       1,328,224

Selling, general and administrative expenses          3,254,524       1,121,778
Research and development                                332,100         152,595
                                                   ------------    ------------
Operating (loss) income                              (2,227,595)         53,851
                                                   ------------    ------------

Other income (expense):
     Interest expense                                  (565,615)         (6,102)
     Equity in net earnings (loss) of affiliate          (9,965)          4,037
     Other income                                        15,473          55,858
                                                   ------------    ------------
Total other (expense) income                           (560,107)         53,793

Income (loss) before minority interest and
     provisions for income taxes                     (2,787,702)        107,644
Income tax provision                                     15,667          26,688
                                                   ------------    ------------
Income (loss) before minority interest               (2,803,369)         80,956
Minority interest                                        19,637              --
                                                   ------------    ------------
Net income (loss)                                  $ (2,783,732)   $     80,956
                                                   ============    ============
Comprehensive income (loss) and
its components consist of the following:
     Net (loss) income                             $ (2,783,732)   $     80,956
     Foreign currency translation
     adjustment, net of tax                            (165,056)             --
                                                   ------------    ------------
Comprehensive (loss) income                        $ (2,948,788)   $     80,956
                                                   ============    ============

Income (loss) per common share:
     Basic                                         $      (0.24)   $       0.01
     Diluted                                              (0.24)           0.01

Weighted average common shares outstanding:
     Basic                                           11,713,604       6,275,000
                                                   ============    ============
     Diluted                                         11,713,604       6,275,000
                                                   ============    ============

  See accompanying notes to these condensed consolidated financial statements.

           ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MAY 31, 2005 AND 2004
                           (UNAUDITED)

                                                             2005           2004
                                                         -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net (loss) income                                   $(2,783,732)   $    80,956
     Adjustments to reconcile net (loss) income to net
     cash (used in) provided by operating activities:
         Gain on sale of property and equipment               (4,814)            --
         Depreciation and amortization                       227,428        104,826
         Amortization of deferred compensation                93,750             --
         Deferred finance costs and debt discount            358,025             --
         Issuance of stock for services                       74,375             --
         Equity in net loss (earnings) of affiliate            9,965         (4,037)
         Minority interest                                   (19,636)        68,397
         Deferred income taxes                               (15,593)       (22,275)
         Unrealized foreign exchange gain                   (118,265)            --
     Changes in operating assets and liabilities:
         Accounts receivable                                (208,265)      (226,275)
         Inventories                                         295,222       (284,224)
         Other assets                                         82,660        (89,883)
         Accounts payable and accrued liabilities            364,924        866,752
                                                         -----------    -----------
Net cash (used in) provided by operating activities       (1,643,956)       494,237
                                                         -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                     (185,984)       (56,489)
     Investment in affiliates                                (18,030)        (3,767)
     Proceeds from sale of property and equipment             14,899             --
                                                         -----------    -----------
Net cash (used in) investing activities                     (189,115)       (60,256)
                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of line of credit                            (280,252)            --
     Repayment of bridge loan                             (1,500,000)            --
     Repayment of long term liabilities                      (24,077)        (8,978)
     Proceeds from advances by stockholders                  332,998             --
     Proceeds from issuance of common stock                3,073,234             --
                                                         -----------    -----------
Net cash provided by (used in) financing activities        1,601,903         (8,978)
                                                         -----------    -----------
Effect of foreign currency exchange rate changes
     on cash and cash equivalents                           (165,056)       (40,411)

Net (decrease) increase in cash and cash equivalents        (396,224)       384,592

Cash and cash equivalents at beginning of period           1,281,064        264,067

Cash and cash equivalents at end of period               $   884,840    $   648,659
                                                         ===========    ===========
Cash paid during the period for:
     Interest                                            $    60,516    $       102
                                                         ===========    ===========
     Income taxes                                        $        --    $    79,962
                                                         ===========    ===========

             See the accompanying notes for information on non-cash
                       investing and financing activities.

  See accompanying notes to these condensed consolidated financial statements.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004
                                   (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

As previously disclosed, under the terms of the confirmed reorganization plan of Cetalon Corporation (the predecessor entity, hereinafter referred to as "Cetalon"), effective August 2, 2004 Cetalon combined with (i) Cadogan Investments Limited ("Cadogan"), a London-based entity that owned Astrata South Africa (Pty) Limited, a South African company ("Astrata SA"), and (ii) Optron Technologies, Inc. ("Optron Technologies"), a Nevada corporation (collectively, the "Merger Transaction"). The subsidiaries of Optron Technologies are located in Singapore, Malaysia, Brunei, and England. As of August 2, 2004, Optron Technologies was merged into Cetalon and the subsidiaries of Optron Technologies became subsidiaries of Cetalon.

Because of the structure of the Merger Transaction, Cetalon's acquisition of Cadogan (including its subsidiary) and Optron Technologies was accounted for as a "reverse merger" because the stockholders of Cadogan and Optron Technologies, as the legal acquirees, obtained more than 50% voting control of Cetalon, the legal acquiror. Since the shareholders of Cadogan obtained majority voting control of Cetalon, for accounting purposes Cadogan has been treated as the continuing reporting entity and the accounting acquiror in the Merger Transaction. As a result, the accompanying May 31, 2004 condensed consolidated financial statements are those of Cadogan and its majority-owned subsidiaries.

The accounting treatment described above resulted in Cetalon adopting the February 28/29 fiscal year-end of Cadogan. On August 3, 2004, Cetalon changed its name to Astrata Group Incorporated ("Astrata Group"). The Astrata Group and its majority-owned subsidiaries are sometimes hereinafter collectively referred to as the "Company," "we," "us," and "our."

Subsequent to closing the Merger Transaction, the historical consolidated statements of operations are those of the Astrata Group and its majority-owned subsidiaries. The consolidated balance sheet reflects the net assets of the aforementioned entities (including majority-owned subsidiaries since their acquisition dates) reported at historical cost. All capital stock shares and amounts and per share data have been retroactively restated to reflect the exchange ratio in the Merger Transaction.

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

         The Company provides advanced positioning products, as well as monitoring and airtime services to industrial, commercial, governmental entities, academic/research institutions, and professional customers in a number of markets including surveying, utility, construction, homeland security, military, intelligence, mining, agriculture, marine, public safety, and transportation. The Company leases facilities which accommodate the assembly, testing; and research and development personnel with thirteen years of experience in position and wireless communication technology that has delivered more than 83,000 GPS/GSM fleet management products to customers. GSM (Global System for Mobile Telecommunications) is the dominant cellular telephone standard currently developed throughout the world.

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

         Since some of the Company's sales and purchases transactions are denominated in currencies other than the South African Rand, the Company is exposed to foreign currency risk. Astrata SA purchases forward foreign exchange contracts to cover certain product - purchase transactions denominated in U.S. dollars. During the quarter ended May 31, 2005, the South African Rand weakened against the U.S. dollar, and the Company reported an unrealized gain on forward foreign exchange contracts of approximately $118,000.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004
                                   (UNAUDITED)

         Under the currency controls of the Republic of South Africa, certain overseas remittances are subject to advance review and approval by the Central Banking Authorities.

Basis of Presentation

         Management of the Company has prepared, without audit, the accompanying condensed consolidated financial statements for the three months ended May 31, 2005 and 2004. The information furnished has been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting. Accordingly, certain disclosures normally included in a complete set of financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included and are only of a normal recurring nature. The results of operations for the three months ended May 31, 2005 are not necessarily indicative of the results of operations for the year ending February 28, 2006.

Liquidity and Future Funding Requirements

         The accompanying consolidated financial statements have been prepared assuming the Company will continue in its present form, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. For the three months ended May 31, 2005, the Company had a net loss of approximately $2.8 million and negative cash flow from operating activities of approximately $1.6 million. In addition, the Company had a working capital deficit of approximately $3.1 million as of May 31, 2005.

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

         The Company has various debt facilities which it is currently in negotiations for extension of the due dates, (see Note 4).

         In order for the Company to fund its operations and continue this growth plan, substantial additional funding will be required from external sources. Management currently intends to fund operations through a combination of equity, lines of credit, and collateralized debt facilities. Management is currently in negotiations with a number of strategic investors, who have expressed an interest in making equity investments in the Company. These discussions are ongoing, and some of the potential investors are currently conducting their due diligence procedures. However, there can be no assurance of the outcome of these negotiations. In the event that the Company is not able to secure equity financing on acceptable terms beyond the $3.6 million of gross proceeds received in April and May 2005 (see Note 6), management believes that it has the ability to access debt markets using sale and leaseback arrangements and/or collateralized debt facilities. In addition, management has the flexibility to revise the Company's business plan and thereby reduce its cash requirements by using alternate channels to access Telematics markets in selected geographic locations. While such revisions may yield immediate improvements in short-term profitability and cash flow, this will be achieved at the cost of a reduction in the Company's future growth rate and profitability, if any.

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting policies presented below are designed to assist in understanding the Company's consolidated financial statements. Such consolidated financial statements and accompanying notes are the representation of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to GAAP in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements. The selected significant accounting policies described below should be read in conjunction with the Company's February 28, 2005 annual report on Form 10-KSB (filed with the SEC on June 14, 2005), which includes all of the Company's significant accounting policies.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Astrata Group and its majority-owned subsidiaries in which it has a controlling financial interest. All significant intercompany transactions and balances have been eliminated in consolidation.

         Equity investments in which the Company owns at least 20% of the voting interest, or otherwise exercises significant influence over the investee, but in which the Company does not have a controlling financial interest are accounted for using the equity method.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004
                                   (UNAUDITED)

Concentrations

         The financial instrument that potentially exposes the Company to a concentration of credit risk principally consists of cash. The Company deposits its cash with high credit financial institutions, principally in the Republic of South Africa. This country does not have any institutional depository insurance comparable to the United States, which insures bank balances up to $100,000. At May 31, 2005, the Company's foreign bank balances approximated $794,000. The Company had approximately $8,000 in U.S. bank accounts, which are insured by the Federal Deposit Insurance Corporation to $100,000.

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

         The principal effect of SFAS No. 142 on the Company's accompanying financial statements is that goodwill is not required to be amortized.

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

         As of May 31, 2005, management has determined that no such impairment indicators exist and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's services and products will continue which could result in impairment of long-lived assets in the future.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004
                                   (UNAUDITED)

Revenue Recognition

         The Company's revenues are recorded in accordance with the SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met. Activation fees are deferred and recognized over the life of the contractual customer relationship.

When the ultimate outcome of a transaction is uncertain, revenue is recognized only to the extent that costs are recoverable from our customer. When the outcome of a transaction involving the rendering of services can be estimated reliably, revenue associated with the transaction is recognized by reference to the stage of completion of the transaction. The stage of completion is estimated by whichever of the following methods is considered most indicative of the physical completion under the circumstances of the specific transaction: a survey of the work performed, services completed as a percentage of total services required by the agreement, or costs incurred to date as a percentage of the most recent estimate of total costs to be incurred under the related contract or other agreement. Amounts which are billable under the terms of the contract may not reflect earned revenue under this accounting policy. Thus, amounts invoiced that have not been earned are reported as a liability in the
Company's   consolidated  balance  sheet.

         Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents (and customer acceptance criteria, when applicable) are used to verify delivery. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectibility based primarily on the credit worthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history.

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

         When a sale involves multiple elements, the arrangement fee is allocated to each element based on its relative estimated fair value and recognized when revenue recognition criteria for each element are met. The amount of revenue allocated to an individual element is limited to the lesser of its relative estimated fair value or the amount not contingent on the Company's delivery of other elements under the arrangement, regardless of the probability of the Company's performance.

         Customer incentive bonuses and other consideration received or receivable directly from a vendor for which the Company acts as a reseller are accounted for as a reduction in the price of the vendor's products or services. Where such incentive is pursuant to a binding arrangement, the amount received or receivable is deferred and amortized on a systematic basis over the life of the arrangement.

Research and Development Costs

         Research and development costs relating to GPS positioning hardware and software systems including the GLP to be sold or otherwise marketed that are incurred before technological feasibility of the product has been established and after general release of the product to customers are expensed as incurred. The Company incurred approximately $0.3 million and $0.2 million of research and development expenses during the three months ended May 31, 2005 and 2004, respectively.

         Management believes that technological feasibility is not established until a beta version of the software product exists. Historically, costs incurred during the period from when a beta version is available until general release to the public have not been material. Accordingly, the Company has not capitalized any computer software development costs.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004
                                   (UNAUDITED)

Stock-Based Compensation

         The Company accounts for stock-based compensation issued to employees using the intrinsic value based method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock issued to Employees," and related interpretations. Under the intrinsic value based method, compensation expense is the excess, if any, of the estimated fair value of the underlying stock on the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

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

         Adoption of the accounting methodology of SFAS No. 123 is optional, and the Company has elected to account for stock-based employee compensation issued using APB No. 25; however, pro forma disclosures as if the Company had adopted the cost recognition requirement of SFAS No. 123 are required to be presented. For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS No. 123.

         Financial Accounting Standards Board ("FASB") Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25," clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a stock option plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Management believes that the Company accounts for transactions involving stock compensation in accordance with FIN 44.

         SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123," provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At May 31, 2005 the Company had one stock-based employee compensation plan, which is described in Note 7. The following table illustrates the effect on net loss and loss per common share for the quarter ended May 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 for its stock-based employee compensation plan.

           Net (loss) as reported                       $(2,783,732)
           Stock based compensation, net of tax             (59,767)
                                                        -----------
           Pro forma net (loss)                         $(2,843,499)
                                                        -----------

           Basic and diluted (loss) per common share:

           As reported                                  $     (0.24)
                                                        ===========
           Pro forma                                    $     (0.24)
                                                        ===========

         The assumptions used in the Black Scholes option pricing model for the above table were as follows:

           Risk-free interest rate                                3%
           Estimated volatility                                 140%
           Expected life (years)                                   3
           Expected dividend yield                                 -

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004
                                   (UNAUDITED)

         The above pro forma effect of applying SFAS 123 is not necessarily representative of the impact on the results of operations for future years.

Recently Issued Accounting Pronouncements

         In the opinion of management, there were not any accounting pronouncements issued by the FASB (including its Emerging Issues Task Force, or "EITF"), the SEC or the American Institute of Certified Public Accountants since the June 14, 2005 filing of the Company's February 28, 2005 annual report on Form 10-KSB that are expected to have a material effect on the Company's future consolidated financial statements.

3. INVENTORY

        Inventories consisted of the following as of May 31, 2005:

                         South
                         Africa        Europe       Asia         Total
                       ----------   ----------   ----------   ----------
    Raw materials      $  649,698   $       --   $       --   $  649,698
    Work in progress      443,021           --           --      443,021
    Finished goods      2,309,500      138,569      154,956    2,603,025
                       ----------   ----------   ----------   ----------
           Totals      $3,402,219   $  138,569   $  154,956   $3,695,744
                       ==========   ==========   ==========   ==========

4. NOTES PAYABLE TO/AND ADVANCES FROM RELATED PARTIES

         In September 2004, Astrata Group entered into a series of agreements, pursuant to which a stockholder (who then beneficially owned approximately 5.5% of the Company's outstanding common stock) lent $1.5 million to the Company, as an unsecured note payable. Under the amended loan agreement described in the following paragraph, the principal is due upon fifteen days' written demand, but no later than June 30, 2005. Interest at a fixed rate of 15%, compounded annually, is due and payable concurrently with the principal. The outstanding balance of this demand note was $1,500,000 as of May 31, 2005 and is included in notes payable to stockholders in the accompanying condensed consolidated balance sheet. The transaction described above constituted an exempt offering under Rule 506 of Regulation D to a single accredited investor. This note is currently being renegotiated.

         In November 2004, with retroactive effect to the date of the original borrowing, the Company and the holder amended the promissory note described in the preceding paragraph. Subject to an earlier demand for repayment, the creditor was granted the option to convert any or all of the principal and interest into shares of the Company's common stock at a conversion price of $5.00, subject to certain adjustments and anti-dilution provisions. The holder's conversion privilege expires when the Company has privately issued its common stock for an aggregate of at least $10 million. In connection with such amendment, the Company also granted warrants (which vested and become fully exercisable on the grant date) to the holder to purchase up to 32,000 shares of the Company's common stock with an exercise price of $5.00 per share.

         In October 2004, Astrata Group entered into an agreement pursuant to which a stockholder agreed to lend $600,000 to the Company, as an unsecured credit facility. The note accrues interest at 3% above the U.S. prime rate (6% at May 31, 2005). Principal and accrued interest are payable by June 30, 2005. The note has no prepayment penalty and may be paid in full before the due date. The outstanding balance of this credit facility was $151,000 as of May 31, 2005 and is included in notes payable to stockholders in the accompanying condensed consolidated balance sheet. This note is currently being renegotiated.

         In November 2004, Astrata Group received an unsecured advance from an officer/stockholder in the amount of $41,378. This advance accrues interest at the London Inter-bank Offered Rate ("LIBOR") (3.1% at May 31, 2005) plus 3% and had an original maturity date of March 1, 2005 with no prepayment restrictions. The maturity date was extended to June 30, 2005. The outstanding balance of this demand note was $41,378 as of May 31, 2005 and is included in advances from stockholders in the accompanying condensed consolidated balance sheet. This note is currently being renegotiated.

         In December 2004, the Company sold a $384,000 convertible demand note to one of its stockholders, who then beneficially owned approximately 6% of the Company's outstanding common stock and had previously lent the Company $1.5 million on an unsecured basis (see the first paragraph of this Note). The

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004
                                   (UNAUDITED)

holder's conversion privilege expires when the Company has privately issued its common stock for an aggregate of at least $10 million. The principal is due upon fifteen days' written demand, but no later than June 30, 2005. Interest at a fixed rate of 15%, compounded annually, is due and payable concurrently with the principal. The outstanding balance of this note was $384,000 as of May 31, 2005 and is included in notes payable to stockholders in the accompanying condensed consolidated balance sheet The transaction described in this paragraph constituted an exempt offering under Rule 506 of Regulation D to an accredited investor. This note is currently being renegotiated.

         During the quarter ended May 31, 2005, a director of the Company, two of its executive officers, and a director of two wholly-owned subsidiaries of the Company provided unsecured short-term loans to four subsidiaries of the Company totaling $332,998. Of this amount, loans of approximately $168,500 and $50,000 are due on August 31, 2005 and June 30, 2005, respectively; the remaining loans do not have a scheduled due date at this time. The $168,500 loan bears interest at LIBOR plus 3%. The total borrowings also include a loan of $97,654, which bears interest at the rate of 11% per annum (the prime rate of interest when the transaction was consummated). The other $66,844 of loans described in the first sentence of this paragraph are non-interest bearing. The total outstanding balance of the notes was $332,998 as of May 31, 2005 and is included in advances from stockholders in the accompanying condensed consolidated balance sheet. The $50,000 note due June 30, 2005 is currently being renegotiated.

5. OTHER DEBT TRANSACTIONS

Line of Credit

         Astrata SA has secured a line of credit for use in its South Africa operations. The line of credit is secured by certain trade accounts receivable and allows for funding up to 70% of the outstanding accounts receivable offered for sale and accepted by the lender with a maximum of R10,000,000 (approximately $1.5 million at May 31, 2005). Interest on the outstanding balance is charged at the current prime rate in South Africa (10.5% as of May 31, 2005). The outstanding balance is approximately $0.9 million on the line of credit as of May 31, 2005.

Bridge Loan

         On February 15, 2005, the Company secured a bridge loan of $1,500,000 for use in its world wide operations. The principal balance, together with all accrued interest at the rate of nine percent per annum, was due on the earlier of (i) June 15, 2005, (ii) the date on which the Company had privately issued shares of common stock for an aggregate of not less than five million dollars in a single offering or a series of offerings, or (iii) the occurrence of any default event. The Company repaid this obligation in full on April 26, 2005.

         In connection with the bridge loan, the Company issued 15,000 shares of its common stock for financing charges. Such shares were valued at approximately $96,000 (estimated to be the fair value based on the trading price on the issuance date). Accordingly, the Company recorded deferred financing costs of approximately $96,000 and common stock and additional paid-in capital of $2 and $95,623, respectively. The deferred financing cost was amortized over the life of the note (considering that it had an early maturity of April 26, 2005) resulting in expense of approximately $64,000 for the quarter ended May 31, 2005, which is included in interest expense in the accompanying condensed consolidated statement of operations.

         In February 2005, the Company issued 150,000 five-year warrants, each to purchase one share of its common stock to the lenders at an exercise price of $5.00. The warrants vested and became fully exercisable on their issue dates. The Company also provided certain "piggy-back" registration rights for the 15,000 shares (see the preceding paragraph) and the shares underlying the warrants for a period not to exceed five years, and agreed to file a registration statement with the SEC covering the registrable securities on or before April 2005. The Company is not subject to any contractual penalties if such registration statement is not declared effective by the SEC by any specific date. The transaction described in this paragraph constituted an exempt offering under Rule 506 of Regulation D to accredited investors.

         In accordance with EITF Issue No. 88-9 and APB Opinion No. 14, the Company allocated a portion of the $1,500,000 loan proceeds to the warrants issued. The amount allocated was approximately $196,000, which was originally recorded as additional paid-in capital and a debt issue discount. The debt issue discount was amortized on a straight-line basis to interest expense over the life of the loan (considering its early maturity of April 26, 2005). During the quarter ended May 31, 2005, the remaining debt issue discount resulted in expense of approximately $131,000, which is included in interest expense in the accompanying condensed consolidated statement of operations.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004
                                   (UNAUDITED)

         On June 27, 2005, the Company filed the registration statement required by the bridge loan transaction and by certain other transactions, including those described in the "Issuance of Common Stock and Other Equity Instruments" section of Note 6. As of July 12, 2005, such registration statement had not been declared effective by the SEC.

6. EQUITY TRANSACTIONS

Issuance of Common Stock and Other Equity Instruments

         In March 2005, the Company issued 12,500 shares of its common stock in exchange for services provided by a consultant. The per-share value of the common stock was $5.95 for an aggregate of $74,375. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act of 1933, as amended.

         In April 2005, the Company entered into a series of agreements, pursuant to which it sold 950,142 units of its securities at $3.50 per unit, or an aggregate of $2,893,497 in net proceeds. Each unit consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $3.50. The warrants vested and became fully exercisable on their issuance dates. The Company also provided certain "piggy-back" registration rights for the shares and the shares underlying the warrants for a period not to exceed five years and agreed to file a re-sale registration statement with the SEC covering the registrable securities on or before June 2005. The Company is subject to certain contractual penalties in the event that such registration statement is not declared effective by the SEC by the date specified in the related agreement. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to accredited investors.

         In May 2005, the Company entered into a series of agreements, pursuant to which it sold 92,964 units of its securities at $3.50 per unit, or an aggregate of $283,374 in net proceeds. Each unit consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $3.50. The warrants vested and became fully exercisable on their issuance dates. The Company also provided certain "piggy-back" registration rights for the shares and the shares underlying the warrants for a period not to exceed five years and agreed to file a re-sale registration statement with the SEC covering the registrable securities on or before June 2005. The Company is subject to certain contractual penalties in the event that such registration statement is not declared effective by the SEC by the date specified in the related agreement. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to accredited investors.

Stock Option Plan

         In December 2004, the Board of Directors of the Company approved the 2004 Equity Incentive Plan (the "2004 Plan"). The 2004 Plan is intended to provide a means by which selected employees, directors of and consultants to the Company, or its affiliates, could receive options to purchase common stock of the Company, and other equity interests in the Company as more fully described in the 2004 Plan. The plan was amended on April 27, 2005, providing for up to an aggregate of 2,400,000 shares of common stock to be issued as stock awards under the 2004 Plan.

         During March 2005, the Company issued 14,000 stock options to employees with an exercise price of $5.00, a three year vesting period, and each became exercisable upon issuance.

         On July 1, 2005, the Company filed a registration statement to register the 2.4 million shares underlying the stock options that have been or may be granted under the 2004 Plan. Such registration statement became effective upon filing with the SEC.

7.  OTHER RELATED PARTY TRANSACTIONS

         The Company currently leases facilities from an entity controlled by two directors of a Company subsidiary under cancelable operating leases expiring in 2007. The annual rent is subject to adjustment based on the terms of the leases. The condensed consolidated statements of operations include expenses from these operating leases of approximately $66,000 and $34,000 for the three months ended May 31, 2005 and 2004, respectively.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004
                                   (UNAUDITED)

8.  INVESTMENT IN AFFILIATE

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

         Condensed unaudited historical financial information of BOT as of May 31, 2005 and for the quarter then ended is presented below:

                                                     As of
                                                 May 31, 2005
                                                 ------------
                     Current assets               $ 800,887
                     Other assets                   110,907
                     Payable to stockholders        580,718
                     Other liabilties               249,705
                     Equity                          81,371

                                              Three Months Ended
                                                 May 31, 2005
                                              ------------------

                         Sales                    $ 187,451
                         Cost of good sold          (97,306)
                                                  ---------
                         Gross margin                90,145
                         Operating expenses         (82,433)
                                                  ---------
                     Operating income             $   7,712
                                                  =========

                     Net (loss)                   $ (19,930)
                                                  =========

                     Equity distributions         $      --
                                                  =========

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004
                                   (UNAUDITED)

9. OTHER COMMITMENTS AND CONTINGENCIES

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

Operating Leases

         The Company occupies facilities under operating lease agreements expiring on various dates through August 2014. Certain leases include future rental escalations and renewal options. As of May 31, 2005, minimum payments under operating leases approximated the following for the fiscal years ending May 31 listed below:

                              2007   $  401,000
                              2008      252,000
                              2009       91,000
                              2010       91,000
                              2011       91,000
                        Thereafter      310,000
                                     ----------
                                     $1,236,000
                                     ==========

         Rent expense approximated $187,000 and $67,000 for the three months ended May 31, 2005 and 2004, respectively.

Government Contract

         In December 2004, a subsidiary of the Company was awarded a fixed-price contract to provide the Singapore government's Civil Defence Force (the "SCDF") with software and hardware in an integrated control system designed to provide real-time tracking (the "System") of vehicles that are authorized to transport hazardous materials within the country. The contract amount approximates 2.0 million Singapore dollars, or about $1.2 million as of May 31, 2005 (the "Contract"). During the quarter ended May 31, 2005, the Company recognized revenue on the Contract of approximately $0.1 million.

         In the event that the Company does not complete the Contract by the specified date (including any agreed-upon extensions thereof), SCDF has the right to assess liquidated damages up to a maximum of 10% of the Contract price. SCDF also has the right to withhold the final 10% of the Contract price until approximately sixteen months after the System has successfully completed certain acceptance tests specified in the Contract. The Company is obligated to warrant the System for a one-year period beginning approximately fourteen weeks after the System has passed all of the aforementioned acceptance tests. The time frames described in the preceding two sentences assume that the "performance guarantee period" (as defined) is not extended beyond the original time specified in the Contract.

         If any breach of the Contract is not cured within thirty calendar days or such other period as may be approved by SCDF, the Contract can be terminated at any time prior to the defined acceptance date. Under these circumstances, the Company would be required to refund all payments received that do not relate to items which have been delivered to and accepted by SCDF. Any or all of the Contract may also be terminated at will by SCDF, in which case the Company would be entitled to submit a claim for compensation (including approved direct costs relating to the settlement of any agreements with Company vendors which provided goods or services relating to the Contract) for work completed prior to receipt of the termination notice.

         SCDF also has the right to audit all of the Company's subsidiaries which provide goods or services under the Contract in order to ensure that there is appropriate internal control and compliance with the terms of the Contract.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004
                                   (UNAUDITED)

10.  SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

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

         Total assets, revenues and gross profit for each of the Company's reportable segments in addition to a reconciliation of the gross profit of the two segments to the Company's consolidated statements of operations are presented below:

For the three months ended May 31, 2005:

                                 Geomatics       Telematics     Consolidated
                                ------------    ------------    ------------
Total assets                    $  9,770,871    $  3,765,305    $ 13,536,176
                                ============    ============    ============
Revenue:
   Outsiders                    $  2,523,068    $    972,290    $  3,495,358
   Company subsidiaries              125,471         232,859         358,330
                                ------------    ------------    ------------
Total segment revenues          $  2,648,539    $  1,205,149    $  3,853,688
   Intercompany eliminations        (125,471)       (232,859)       (358,330)
Consolidated revenues           $  2,523,068    $    972,290    $  3,495,358
                                ============    ============    ============
Gross profit                       1,057,259         301,770       1,359,029
Operating expenses                                                (3,586,624)
Operating loss                                                  $ (2,227,595)
                                                                ============

For the three months ended May 31, 2004:

                                 Geomatics       Telematics     Consolidated
                                ------------    ------------    ------------
Total assets                    $  6,031,125    $  2,585,088    $  8,616,213
                                ============    ============    ============
Revenue:
   Outsiders                    $  2,279,398    $    977,006    $  3,256,404
   Company subsidiaries                   --           8,242           8,242
                                ------------    ------------    ------------
Total segment revenues          $  2,279,398    $    985,248    $  3,264,646
   Intercompany eliminations              --          (8,242)         (8,242)
                                ------------    ------------    ------------
Consolidated revenues           $  2,279,398    $    977,006    $  3,256,404
                                ============    ============    ============
Gross profit                         828,793         499,431       1,328,224
Operating expenses                                                (1,274,373)
                                                                ------------
Operating income                                                $     53,851
                                                                ============

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004
                                   (UNAUDITED)

Geographic Information

         Certain condensed geographic information is presented below including property and equipment, revenues, gross profit and operating income (loss):

For the three months ended May 31, 2005:

                 Property and                   Gross         Operating     Operating
                 Equipment, net  Revenue        Profit        Expenses        (Loss)
                 ---------------------------------------------------------------------
Asia             $   375,813   $   450,106   $   200,844    $   574,809   $  (373,965)
Africa               655,642     3,040,120     1,160,318      1,601,828      (441,510)
United States          4,693            --            --        476,348      (476,348)
Western Europe       325,749         5,132        (2,133)       933,639      (935,772)
                 -----------   -----------   -----------    -----------   -----------
Total            $ 1,361,897   $ 3,495,358   $ 1,359,029    $ 3,586,624   $(2,227,595)
                 ===========   ===========   ===========    ===========   ===========

For the three months ended May 31, 2004:

                 Property and                   Gross         Operating     Operating
                 Equipment, net  Revenue        Profit        Expenses        Income
                 ---------------------------------------------------------------------
Asia              $       --    $       --    $       --     $       --    $       --
Africa               411,075     3,256,404     1,328,224      1,274,373        53,851
United States             --            --            --             --            --
Western Europe            --            --            --             --            --
                  ----------    ----------    ----------     ----------    ----------
Total             $  411,075    $3,256,404    $1,328,224     $1,274,373    $   53,851
                  ==========    ==========    ==========     ==========    ==========

     See Note 3 for geographic information on inventory.

11.  INCOME/LOSS PER COMMON SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted income/loss per common share computations for the quarters ended May 31, 2005 and 2004:

                                                         Three Months Ended    Three Months Ended
                                                            May 31, 2005         May 31, 2004
                                                         ----------------------------------------
Numerator for basic and diluted income (loss)
per common share:

     Net (loss) income attributed to common shareholders    $ (2,783,732)         $     80,956

Denominator for basic and diluted income (loss) per common share:

     Weighted average number of common shares outstanding     11,713,604             6,275,000
                                                            ------------          ------------
Basic and diluted (loss) income per common share            $      (0.24)         $       0.01
                                                            ============          ============

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004
                                   (UNAUDITED)

12.  SUBSEQUENT EVENTS

         See Notes 5 and 6 regarding registration statements filed with the SEC after May 31, 2005.

         In June 2005, Astrata SA obtained a R7,000,000 (approximately $1 million as of May 31, 2005) line of credit with a South African finance company. This revolving facility is repayable within sixty days of funding with interest at 2% above the South African prime rate (currently 10.5%) plus a 3% fee on each advance, and is secured by subordination of certain intercompany liabilities of Astrata SA and its subsidiary, and a bond secured by certain assets (up to R12,000,000) of the Company's South African subsidiaries.

Item 2:  Management's Discussion and Analysis or Plan of Operation

Overview

         The following discussion should be read in conjunction with the condensed unaudited consolidated financial statements and notes thereto of the Company appearing elsewhere in this report. Such financial statements have been prepared to reflect the Company's financial position as of May 31, 2005, together with the results of operations for the three months ended May 31, 2005 and 2004, and cash flows for the three months ended May 31, 2005 and 2004.

Forward-Looking Statements

         Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally in the United States of America and the other countries in which the Company operates, legislative/regulatory changes, the political climate in the foreign countries in which the Company operates, the availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business; including additional factors that could materially affect the Company's financial results, are included herein and in the Company's other filings with the Securities and Exchange Commission (the "SEC").

Company Overview

         Astrata Group and its subsidiaries are in the telematics and geomatics sectors of Global Positioning System ("GPS") industries. The Company's expertise is focused on advanced location-based IT products and services that combine positioning, wireless communications, and information technologies. Astrata Group provides advanced positioning products, as well as monitoring and airtime services to industrial, commercial, governmental entities, academic/research institutions, and professional customers in a number of markets including surveying, utility, construction, homeland security, military, intelligence, mining, agriculture, public safety, marine, and transportation. Astrata Group leases facilities which accommodate the assembly, testing, and research and development personnel with experience in position and wireless communication technology that has delivered in excess of 83,000 GPS/GSM (Global System for Mobile Telecommunications) fleet management products to customers.

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

         As new positioning and wireless technologies have been introduced in recent years, Astrata Group has grown by incorporating them into a product line to meet the expanding market. Astrata Group purchased a software solutions company with experience in systems integration, large-scale database applications and Internet technologies, which launched Astrata Group's web-based communications IT services for vehicle tracking and monitoring and controlling offshore and onshore fleets.

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

         This segment also supports our venture with Barloworld Equipment Company (Pty) Limited ("Barloworld"), the exclusive distributor of Caterpillar Corporation in South Africa. In October 2003, Astrata SA and Barloworld entered into an agreement, pursuant to which Barloworld Optron Technologies (Pty) Ltd ("BOT") was formed. Astrata SA and Barloworld each own 50% of BOT (see Note 8, Investment in Affiliate to the condensed consolidated financial statements included elsewhere herein).

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

         The Telematics segment also includes our seventh generation GPS/GSM transceiver (the Astrata Geo-Location Platform, or "GLP") that enables users to track, monitor, and control mobile platforms or remote assets such as trucks, vessels, containers, trailers, and other vehicles. The Astrata GLP is based on years of experience designing, manufacturing, and supporting over 83,000 GLP units for major global commercial telematics companies such as Thales. Management believes that the GLP sets a new standard of capability and functionality, more expandability, and high reliability, while at the same time dramatically reducing the cost of Location Based Services ("LBS"). Management believes that customers can reduce costs, increase productivity, and monitor and control virtually any equipment, vehicles, assets, or persons using state of the art monitoring, routing, control or other real-time information systems. The GLP platform allows Astrata Group to integrate customized applications for virtually any requirement in markets such as container tracking for homeland security and employees for compliance with the Department of Transportation Legislation relating to driving hours.

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

Results of Operations for the Three Months Ended May 31, 2005 and 2004

         Net sales were approximately $3.5 million for the three months ended May 31, 2005, an increase of approximately $0.2 million compared to the three months ended May 31, 2004 of approximately $3.3 million. This reflects a moderate growth quarter to quarter, however, 54% of the non-recurring original equipment manufacturer and sub-contract manufacturing business in May 2004 was replaced with recurring Telematics business, representing a 102% growth over the quarter ended May 31, 2004.

         Gross profit increased approximately $0.1 million to approximately $1.4 million for the three months ended May 31, 2005 compared to the three months ended May 31, 2004 of approximately $1.3 million. Gross profit overall as a percentage of revenue decreased from 41% to 39%. Telematics margins decreased from approximately 52% to 31% and Geomatics margins increased from approximately 37% to 42%. During the quarter ended May 31, 2005, inefficient data routing has resulted in excessive Telematics communication expenditures. This cost could not be passed on to the end users and as a result eroded margins. Management is confident this matter has been resolved. The increase in Geomatics margins is attributable primarily to changes in product mix.

         Selling general and administrative expenses for the three months ended May 31, 2005 were approximately $3.3 million, an increase of approximately $2.2 million compared to the three months ended May 31, 2004 of approximately $1.1 million. In Africa, overhead increased by approximately $0.2 million which was attributable to the expansion of our Telematics business. As part of our commitment to global expansion, the Company entered South East Asia (including Singapore, Malaysia, Brunei and Indonesia) and Europe during the latter part of the previous fiscal year, and has successfully established an infrastructure to support anticipated revenue programs. Our operations in South East Asia and Europe for the quarter ended May, 31 2005 incurred overhead expenses of approximately $0.6 million and $0.5 million, respectively. These expenses are primarily related to staffing, facilities and travel costs. Corporate overhead of approximately $0.9 million included public company expenses of approximately $0.3 million and administrative expenses of approximately $0.6 million for the quarter ended May 31, 2005. Public company expenses include audit expenses, legal fees, and director fees. Administrative expenses primarily include marketing, salaries, facilities and travel expenses. For the three months ended May 31, 2004, the $1.1 million was directly related to the African operations covering selling, general and administrative expenses.

         Research and development expenses were approximately $0.3 million for the three months ended May 31, 2005, and approximately $0.1 million for the three months ended May 31, 2004, an increase of approximately $0.2 million. This is due to the expansion of our hardware and software development staff and acceleration of the development of GLP derivatives.

         Interest expense for the three months ended May 31, 2005 was approximately $0.6 million. This increase includes the finance costs of approximately $0.4 million directly associated with the debt financing and the bridge loan (see Notes 4 and 5 to the condensed consolidated financial statements included elsewhere herein) and interest expense of approximately $0.2 million.

         The Company's operating loss for the three months ended May 31, 2005 was approximately $2.2 million, an increase of approximately $2.3 million over the three months ended May 31, 2004. This increase reflects the operating costs of businesses in Asia and Europe; business expansion in Africa; and corporate overhead relating to public company expenses, capital raising, and administrative expenses.

Certain Non-Operating Items

         See "Foreign Currency Exchange Rate Risk" below for discussion of forward foreign exchange contracts.

Net Results of Operations

         The Company reported a net loss of approximately $2.8 million or $0.24 per common share for the three months ended May 31, 2005 compared to net income of approximately $0.08 million or $0.01 per common share for the three months ended May 31, 2004.

         Our basic and diluted income (loss) per common share for the three months ended May 31, 2005 was $(0.24), and $0.01 for the three months ended May 31, 2004.

Liquidity and Capital Resources

         Total assets decreased by $794,831 from $14,331,007 as of February 28, 2005 to $13,536,176 as of May 31, 2005. The decrease is due to an increase in trade receivables, net of $249,889; an increase in property and equipment, net of $50,525; and advances to an affiliate of $8,065; offset by a reduction in cash of $396,224; a decrease in inventory of $295,222; deferred finance costs of $227,150 related to the debt financing and the bridge loan; a decrease in other assets of $82,660 related to Value Added Tax ("VAT") receivable for the European operation; and the amortization of intangible assets of $102,054.

         Total liabilities decreased by $1,067,764 from $12,973,278 as of February 28, 2005 to $11,905,514 as of May 31, 2005. The decrease is due to an increase in trade and accrued payables of $337,926; an increase in income taxes payable of $21,502; advances received from officers and directors of $332,998; debt issuance discount of $130,875 related to the bridge loan; and an increase in redeemable preferred stock of subsidiary of $5,499 for accrued dividends; offset by a decrease in borrowing on a line of credit (secured by trade receivables) by $280,252; repayment of $1,500,000 bridge loan; a decrease in liability for foreign exchange loss of $76,641; a decrease in deferred taxes of $15,593; and repayment on long term debt of $24,078.

         Net cash used in operating activities was $1,643,956 for the three months ended May 31, 2005, as compared to cash provided of $494,237 for the three months ended May 31, 2004. The cash used in operating activities for the three months ended May 31, 2005 is a net loss of $2,783,732; a gain on sale of assets of $4,814; and an increase in trade receivables of $208,265; offset by a decrease in inventory of $295,222; a decrease in other assets of $82,660; a increase of trade and accrued payables of $364,924; and non-cash transactions totaling

$610,049. The cash provided by operating activities for the three months ended May 31, 2004 is a net profit of $80,956; an increase in trade and accrued payables of $866,752; and non-cash transactions totalling $146,911; offset by an increase in trade receivables of $226,275; an increase in inventory of $284,224; an increase in other assets of $89,883.

         Cash used in investing activities during the three months ended May 31, 2005 was $189,115, as compared to $60,256 for the three months ended May 31, 2004. The cash used in investing activities for the three months ended May 31, 2005 is the purchase of property and equipment of $185,984; and an investment in affiliate of $18,030; offset by proceeds from the sale of assets of $14,899. The cash used in investing activities for the three months ended May 31, 2004 is the purchase of property and equipment of $56,489 and an investment in affiliate of $3,767.

         Net cash provided by financing activities during the three months ended May 31, 2005 was $1,601,903, as compared to cash used of $8,978 for the three months ended May 31, 2004. The cash provided by financing activities for the three months ended May 31, 2005 is principally from proceeds received from the issuance of common stock of $3,073,234; and short-term loans from officers and directors of the Company of $332,998; offset by repayment of a bridge loan for $1,500,000, repayment on lines of credit of $280,252; and repayments on long term debt of $24,077. The cash used in financing activities for the three months ended May 31, 2004 is from repayments on long term debt.

         Astrata SA has obtained a line of credit for use in its African operations. This line of credit is secured by certain trade accounts receivable and allows for funding up to R10,000,000 (approximately $1.5 million as of May 31, 2005) based on current invoices. Interest on the outstanding balance is charged at the current prime rate in South Africa (10.5% as of May 31, 2005). Astrata SA has drawn approximately $0.9 million on the line of credit as of May 31, 2005. This allows it an additional source of funds of approximately $0.6 million.

         In June 2005, Astrata SA obtained a R7,000,000 line of credit (approximately $1 million as of May 31, 2005) with a South African finance company. This revolving facility is repayable within sixty days of funding with interest at 2% above the South African prime rate (currently 10.5%) plus a 3% fee on each advance, and is secured by subordination of certain intercompany liabilities of Astrata SA and its subsidiary, and a bond secured by certain assets (up to R12,000,000) of the Company's South African subsidiaries.

Liquidity and Future Funding Requirements

         The accompanying consolidated financial statements have been prepared assuming the Company will continue in its present form, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. For the three months ended May 31, 2005, the Company had a net loss of approximately $2.8 million and negative cash flow from operating activities of approximately $1.6 million. In addition, the Company had a working capital deficit of approximately $3.1 million as of May 31, 2005.

         Our management is projecting significant growth in Telematics sales during fiscal 2006. It is anticipated that this growth will be driven by the Astrata GLP product that was introduced in November 2004 and linked with international sales and a marketing infrastructure that was established in fiscal 2005. However, there can be no assurance that such sales growth will generate margins that provide an adequate return on our resources, if at all, or that we will have sufficient resources to produce the products and provide the services required to support any such growth.

         The Company has various debt facilities which it is currently in negotiations for extension of the due dates, (see Note 4 to the condensed consolidated financial statements included elsewhere herein ).

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

Off Balance Sheet Arrangements

         As of May 31, 2005, there were no off balance sheet arrangements. Please refer to the Commitments and Contingencies footnote to the Company's condensed consolidated financial statements included elsewhere herein.

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

         The principal foreign currency involved is the South African Rand. The Company translates all assets and liabilities at period-end exchange rates and income and expense accounts at average rates during the period. The U.S. dollar strengthened against the Rand by approximately 14% for the three months ended May 31, 2005; and the U.S. dollar weakened 1% for the three months ended May 31, 2004. The U.S. dollar average rate weakened against the Rand by approximately 7% for the three months ended May 31, 2005 compared to the three months ended May 31, 2004. This increases both our revenue and costs as compared to previous periods. During the May 31, 2005 quarter, the Company also had transactions denominated in the British Pound, the Singapore dollar, the Malaysian Ringgit, and the Brunei dollar.

Interest Rate Risk

         Since many of the Company's credit facilities are directly based on various prime rates of interest, the Company is exposed to interest rate risk.

Critical Accounting Policies

         In December 2001, the SEC requested that all registrants explain their most "critical accounting policies" in the Management Discussion and Analysis. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition:

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

         As of May 31, 2005, management has determined that no such impairment exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's services and products will continue which could result in impairment of long-lived assets in the future.

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

         The principal effect of SFAS No. 142 on the Company's accompanying consolidated financial statements is that goodwill is not required to be amortized.

Revenue Recognition

         The Company's revenues are recorded in accordance with the SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met. Activation fees are deferred and recognized over the life of the contractual customer relationship.

         When the ultimate outcome of a transaction is uncertain, revenue is recognized only to the extent that costs are recoverable from our customer. When the outcome of a transaction involving the rendering of services can be estimated reliably, revenue associated with the transaction is recognized by reference to the stage of completion of the transaction. The stage of completion is estimated by whichever of the following methods is considered most indicative of the physical completion under the circumstances of the specific transaction: a survey of the work performed, services completed as a percentage of total services required by the agreement, or costs incurred to date as a percentage of the most recent estimate of total costs to be incurred under the related contract or other agreement. Amounts which are billable under the terms of the contract may not reflect earned revenue under this accounting policy. Thus, amounts invoiced that have not been earned are reported as a liability in the Company's consolidated balance sheet.

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

         When a sale involves multiple elements, the arrangement fee is allocated to each respective element based on its relative estimated fair value and recognized when revenue recognition criteria for each element are met. The amount of revenue allocated to an individual element is limited to the lesser of its relative estimated fair value or the amount not contingent on the Company's delivery of other elements under the arrangement, regardless of the probability of the Company's performance.

         Customer incentive bonuses and other consideration received or receivable directly from a vendor for which the company acts as a reseller are accounted for as a reduction in the price of the vendor's products or services. Where such incentive is pursuant to a binding arrangement, the amount received or receivable is deferred and amortized on a systematic basis over the life of the arrangement.

Research and Development Costs

         Research and development costs relating to computer software products to be sold or otherwise marketed that are incurred before technological feasibility of the product has been established and after general release of the product to customers are expensed as incurred.

         Management believes that technological feasibility is not established until a beta version of the product exists. Historically, costs incurred during the period from when a beta version is available until general release to the public have not been material. Thus, the Company has not capitalized any software development costs.

Recently Issued Accounting Pronouncements

         In the opinion of management, there were not any accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the SEC, or the American Institute of Certified Public Accountants since the June 14, 2005 filing of the Company's February 28, 2005 annual report on Form 10-KSB that are expected to have a material effect on the Company's future consolidated financial statements.

Item 3:  Controls and Procedures

         We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2005, our disclosure controls, and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended May 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         In April 2005, the Company entered into a series of agreements, pursuant to which it sold 950,142 units of its securities at $3.50 per unit, or an aggregate of $2,893,497 in net proceeds. Each unit consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $3.50. The warrants vested and became fully exercisable on their issuance dates. The Company also provided certain "piggy-back" registration rights for the shares and the shares underlying the warrants for a period not to exceed five years and agreed to file a re-sale registration statement with the SEC covering the registrable securities on or before June 2005. The Company is subject to certain contractual penalties in the event that such registration statement is not declared effective by the SEC by the date specified in the related agreement. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to accredited investors. The Company did not offer or sell the securities described in this paragraph by any form of general solicitation or general advertising.

         In May 2005, the Company entered into a series of agreements, pursuant to which it sold 92,964 units of its securities at $3.50 per unit, or an aggregate of $283,374 in net proceeds. Each unit consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $3.50. The warrants vested and became fully exercisable on their issuance dates. The Company also provided certain "piggy-back" registration rights for the shares and the shares underlying the warrants for a period not to exceed five years and agreed to file a re-sale registration statement with the SEC covering the registrable securities on or before June 2005. The Company is subject to certain contractual penalties in the event that such registration statement is not declared effective by the SEC by the date specified in the related agreement. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to accredited investors. The Company did not offer or sell the securities described in this paragraph by any form of general solicitation or general advertising.

         On June 27, 2005, the registration statement described in the preceding two paragraphs was filed. As of July 12, 2005, such registration statement had not been declared effective by the SEC. Management used $1.5 million of the proceeds from the April 2005 transaction to repay the February 2005 bridge loan, and expects to use the remaining proceeds from the transactions described above for general working capital purposes.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits

Exhibit No.       Description
------------      --------------------------------------------------------------
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

Exhibitv 2.3      Certificate of Correction to the Articles of Merger filed with
                  Secretary of State of Nevada on August 4, 2004 incorporated by reference to Exhibit 2.2a to the Company's Current Report on Form 8-K filed on August 9, 2004.

Exhibit 3.1 Amended and Restated Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada on July 30, 2004 incorporated by reference to Exhibit 3.1b to the Company's Current Report on Form 8-K filed on August 9, 2004.

Exhibit 3.2       By-Laws of the  Registrant,  incorporated  by  reference  from
                  Exhibit 3.2 of the Company's Registration Statement on Form SB-2, as filed with the Securities an Exchange Commission on October 7, 1998.

Exhibit 10.1 Share Exchange Agreement, dated August 2, 2004, by and among the Registrant and the entities listed on the signature page thereof incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 8-K filed on August 9, 2004.

Exhibit 10.2 Consultant Agreement between Optron Technologies, Inc. and The Watley Group LLC, dated February 14, 2004 incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

Exhibit 10.3 Amended and Restated Promissory Note of Astrata Group Incorporated in favor of Walter Jared Frost, dated September 27, 2004 incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

Exhibit 10.4 Common Stock Purchase Warrant for 48,000 shares of Astrata Group Incorporated common stock in favor of Walter Jared Frost, dated September 27, 2004 incorporated by reference to
                  Exhibit 10.4 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

Exhibit 10.5 Registration Rights Agreement between Astrata Group Incorporated and Walter Jared Frost, dated September 27, 2004 incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

Exhibit 10.6 Common Stock Purchase Warrant for 32,000 shares of Astrata Group Incorporated common stock in favor of Walter Jared Frost, dated November 30, 2004 incorporated by reference to
                  Exhibit 10.6 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

Exhibit 10.7 Promissory Note of Astrata Group Incorporated in favor of Walter Jared Frost, dated December 14, 2004 incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

Exhibit 10.8 Common Stock Purchase Warrant for 12,000 shares of Astrata Group Incorporated common stock in favor of Walter Jared Frost, dated December 14, 2004 incorporated by reference to
                  Exhibit 10.8 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

Exhibit 10.9 Registration Rights Agreement between Astrata Group Incorporated and Walter Jared Frost, dated December 14, 2004 incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

Exhibit 10.10 Form of Astrata Group Incorporated Regulation S Subscription Agreement incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

Exhibit 10.11 Form of Astrata Group Incorporated Regulation S Common Stock Purchase Warrant Agreement incorporated by reference to
                  Exhibit 10.11 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

Exhibit 10.12 Form of Astrata Group Incorporated Regulation D Subscription Agreement incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

Exhibit 10.13 Form of Astrata Group Incorporated Regulation D Common Stock Purchase Warrant Agreement incorporated by reference to
                  Exhibit 10.13 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

Exhibit No.       Description
------------      --------------------------------------------------------------
Exhibit 10.14     Engagement  Letter among Westminster  Securities  Corporation,
                  Rodman & Renshaw,  LLC, and Astrata Group Incorporated,  dated
                  March 2, 2005 incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB filed on June 14,
                  2005.

Exhibit 10.15 Co-Placement Agents Agreement among Westminster Securities Corporation, Rodman & Renshaw, LLC, and Astrata Group Incorporated, dated March 2, 2005 incorporated by reference to
                  Exhibit 10.15 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

Exhibit 10.16 Medium Term Loan Facility Agreement between Pointe Capital Limited and Astrata Europe Ltd, dated August 1, 2004 incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

Exhibit 10.17 Registration Rights Agreement between Pointe Capital Limited and Astrata Group Incorporated, dated November 2004 incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

Exhibit 10.18 Letter of Instruction and Amendment to Medium Term Loan Facility between Pointe Capital Limited and Astrata Group Incorporated, dated February 2, 2005 incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

Exhibit 10.19 Form of short-term Convertible Promissory Note of Astrata Group Incorporated, dated February 22, 2005 incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

Exhibit 10.20 Form of short-term conversion Warrant to Purchase Shares of Astrata Group Incorporated common stock, dated February 22, 2005 incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

Exhibit 10.21 Warrants for 10,000 shares of Astrata Group Incorporated common stock in favor of Westminster Securities Corporation, dated February 28, 2005 incorporated by reference to Exhibit
                  10.21 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

Exhibit 10.22 Form of standard Warrant to Purchase Shares of Astrata Group Incorporated common stock, dated February 2005 incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

Exhibit 10.23 Acquisition Agreement between Optron (Pty) Ltd. and Nanini 209 CC (SureTrack), dated June 3, 2004 incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

Exhibit 10.24 Addendum to Acquisition Agreement between Optron (Pty) Ltd. and Nanini 209 CC (SureTrack), dated January 5, 2005 incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

Exhibit 10.25 Share Sale Purchase Agreement between Astrata (Malaysia) Sdn Bhd (Co. No. 645257-D), Astrata Geotrax Sdn Bhd (Co. No. 645151-M) and Geotrax Technologies Sdn Bhd (Co. No. 519403A), dated February 28, 2005 incorporated by reference to Exhibit
                  10.25 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

Exhibit 10.26 Form of Private Placement Subscription Agreement incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

Exhibit 10.27     Form of  Private  Placement  Warrant  to  purchase  shares  of
                  Astrata Group Incorporated common stock incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

Exhibit 21.1 Subsidiaries of Astrata Group Incorporated, incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

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

-------------------
*    Filed herewith

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astrata Group Incorporated

By:        /s/ Martin Euler                                 Date:  July 15, 2005
           ------------------------------------------
           Martin Euler
           Chief Financial Officer,
           Principal Accounting Officer and Secretary

                                  EXHIBIT INDEX

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