Form 10QSB
period 2005-08-31
ASTRATA GROUP INC
filed 2005-10-17
CIK 1071157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   -----------

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: AUGUST 31, 2005

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-32475

                           ASTRATA GROUP INCORPORATED
                           --------------------------
                 (Name of small business issuer in its charter)

                NEVADA                                 84-1408762
   -------------------------------        ------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

1801 CENTURY PARK EAST, SUITE 1830, LOS ANGELES, CALIFORNIA           90067-2320
-----------------------------------------------------------           ----------
        (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:  (310) 282-8646
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

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

       State the number of shares outstanding of each of the issuer's classes of common equity, as of October 11, 2005: 12,518,394
____________________________________________________

Transitional Small Business Disclosure Format (Check One):  Yes:   ; No: X
                                                                ---     ---

                                 [ASTRATA LOGO]

                                TABLE OF CONTENTS

                                                                            Page

Part I - Financial Information

     Item 1   Financial Statements                                           F-1

              Condensed Consolidated Balance Sheet as of August 31, 2005     F-1

              Condensed Consolidated Statements of Operations and
              Comprehensive Loss for the three and six months ended
              August 31, 2005 and 2004                                       F-2

              Condensed Consolidated Statements of Cash Flows for the

              six months ended August 31, 2005 and 2004                      F-3

              Notes to Condensed Consolidated Financial Statements           F-5

     Item 2   Management's Discussion and Analysis or Plan of Operation        1

     Item 3   Controls and Procedures                                         11

Part II - Other Information

     Item 1   Legal Proceedings                                               11

     Item 2   Unregistered Sales of Equity Securities and Use of Proceeds     11

     Item 3   Defaults upon Senior Securities                                 11

     Item 4   Submission of Matters to a Vote of Security Holders             11

     Item 5   Other Information                                               11

     Item 6   Exhibits                                                        12

Part I - Financial Information

Item 1   Financial Statements

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 August 31, 2005

                                     ASSETS
Current assets:
     Cash and cash equivalents                                     $    494,485
     Trade and other receivables, net                                 4,166,893
     Inventories                                                      3,392,705
     Other assets                                                       101,032
                                                                   ------------
Total current assets                                                  8,155,115

Property and equipment, net                                           1,439,510
Intangible assets, net                                                1,613,100
Goodwill                                                              2,481,280
Investment in and advances to affiliate                                 288,438
                                                                   ------------
Total assets                                                       $ 13,977,443
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                              $  7,883,887
     Lines of credit                                                  2,324,750
     Income taxes payable                                               206,484
     Notes payable to stockholders                                    2,234,518
     Advances from stockholders                                         366,378
     Current portion of redeemable preferred stock of subsidiary        416,181
     Current portion of other long-term liabilities                      58,253
                                                                   ------------
Total current liabilities                                            13,490,451

Redeemable preferred stock of subsidiary                                716,990
Long-term liabilities                                                    78,604
Deferred tax liability                                                  513,967
                                                                   ------------
Total liabilities                                                    14,800,012
                                                                   ------------
Minority interest                                                       213,186

Commitments and contingencies

Stockholders' deficit:
     Preferred stock, $0.0001 par value, 10,000,000 shares
       authorized, none issued or outstanding                                --
     Common stock, $0.0001 par value, 40,000,000 shares
       authorized, 12,284,492 issued and outstanding                      1,228
     Additional paid-in capital, net                                 11,974,706
     Deferred compensation cost                                        (500,000)
     Accumulated deficit                                            (12,666,951)
     Accumulated other comprehensive income                             155,262
                                                                   ------------
Total stockholders' deficit                                          (1,035,755)
                                                                   ------------
Total liabilities and stockholders' deficit                        $ 13,977,443
                                                                   ============

  See accompanying notes to these condensed consolidated financial statements.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
           FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2005 AND 2004
                                   (UNAUDITED)

                                               Three Months Ended August 31,   Six Months Ended August 31,
                                                   2005            2004            2005            2004
                                               ------------    ------------    ------------    ------------
                                                               (AS RESTATED)                   (AS RESTATED)
Net sales                                      $  4,791,340    $  3,671,642    $  8,286,698    $  6,937,321
Cost of goods sold                                3,071,846       2,254,120       5,208,176       4,174,141
                                               ------------    ------------    ------------    ------------
Gross profit                                      1,719,494       1,417,522       3,078,522       2,763,180

Selling, general and administrative expenses      3,397,383       2,027,883       6,651,908       4,328,113
Research and development                            685,190         374,217       1,017,290         521,247
                                               ------------    ------------    ------------    ------------
Operating loss                                   (2,363,079)       (984,578)     (4,590,676)     (2,086,180)
                                               ------------    ------------    ------------    ------------
Other income (expense):
     Interest expense                              (237,191)         (7,954)       (802,806)        (14,010)
     Equity in net earnings of affiliate             13,634              --           3,669              --
     Other income                                   (19,778)        141,298          (4,305)        185,541
                                               ------------    ------------    ------------    ------------
Total other (expense) income                       (243,335)        133,344        (803,442)        171,531
                                               ------------    ------------    ------------    ------------
Loss before minority interest and
     provision for income taxes                  (2,606,414)       (851,234)     (5,394,118)     (1,914,649)
Income tax provision                                (63,881)         93,185         (48,214)         50,844
                                               ------------    ------------    ------------    ------------
Loss before minority interest                    (2,542,533)       (944,419)     (5,345,904)     (1,965,493)
Minority interest                                   (12,863)         34,224           6,774          27,283
                                               ------------    ------------    ------------    ------------
Net loss                                       $ (2,555,396)   $   (910,195)   $ (5,339,130)   $ (1,938,210)
                                               ============    ============    ============    ============

Comprehensive loss and its components
consist of the following:
     Net loss                                  $ (2,555,396)   $   (910,195)   $ (5,339,130)   $ (1,938,210)
     Foreign currency translation
     adjustment, net of tax                         (62,448)        (52,500)       (227,504)        (63,194)
                                               ------------    ------------    ------------    ------------
Comprehensive loss                             $ (2,617,844)   $   (962,695)   $ (5,566,634)   $ (2,001,404)
                                               ============    ============    ============    ============

Loss per common share*
     Basic                                     $      (0.21)   $      (0.12)   $      (0.44)   $      (0.28)
     Diluted                                          (0.21)          (0.12)          (0.44)          (0.28)

Weighted average common shares outstanding*
     Basic                                       11,999,048       7,650,000      11,999,048       6,962,500
                                               ============    ============    ============    ============
     Diluted                                     11,999,048       7,650,000      11,999,048       6,962,500
                                               ============    ============    ============    ============

* As restated for the three and six-month periods ended August 31, 2004


  See accompanying notes to these condensed consolidated financial statements.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED AUGUST 31, 2005 AND 2004
                                   (UNAUDITED)

                                                         2005           2004
                                                     -----------    -----------
                                                                   (AS RESTATED)
CASH FLOW FROM OPERATING ACTIVITIES:
     Net loss                                        $(5,339,130)   $(1,938,210)
     Adjustments to reconcile net loss to net
     cash (used in) operating activities:
         Gain on sale of property and equipment           (4,814)
         Depreciation and amortization                   459,999        261,518
         Amortization of deferred compensation cost      187,500             --
         Deferred finance costs and debt discount        416,025             --
         Issuance of stock for services                   74,375        519,737
         Issuance of stock for reorganization                 --        954,294
         Equity in net (earnings) of affiliate            (3,669)            --
         Minority interest                                (6,774)       114,159
         Deferred income taxes                           (39,706)            --
         Unrealized foreign currency exchange gain       (69,690)            --
     Changes in operating assets and liabilities:
         Accounts receivable                          (1,822,417)       490,509
         Inventories                                     174,690     (1,237,052)
         Other assets                                    129,753        (31,624)
         Accounts payable and accrued liabilities      2,032,438        674,755
         Deferred tax liability                               --        (40,000)
                                                     -----------    -----------
Net cash used in operating activities                 (3,811,420)      (231,914)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                 (394,114)      (255,105)
     Proceeds from sale of assets                         14,899             --
     Investment in affiliates                             47,419             --
     Cash of acquired company                                 --        678,608
                                                     -----------    -----------
Net cash (used in) provided by investing activities     (331,796)       423,503
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of bridge loan                         (1,500,000)            --
     Repayment of long term liabilities                  (35,013)       (10,602)
     Proceeds from long term liabilities                  54,012
     Proceeds from lines of credit, net                1,305,774             --
     Proceeds from note payables from stockholders       200,000             --
     Proceeds from advances from stockholders            333,655             --
     Proceeds from issuance of common stock            3,073,234             --
                                                     -----------    -----------
Net cash provided by (used in) financing activities    3,431,662        (10,602)
                                                     -----------    -----------
Effect of foreign currency exchange rate changes
     on cash and cash equivalents                        (75,025)       (45,558)

Net (decrease) increase in cash and cash equivalents    (786,579)       135,429

Cash and cash equivalents at beginning of period       1,281,064        264,067
                                                     -----------    -----------
Cash and cash equivalents at end of period           $   494,485    $   399,496
                                                     ===========    ===========

  See accompanying notes to these condensed consolidated financial statements.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED AUGUST 31, 2005 AND 2004
                                   (UNAUDITED)

(Continued)                                                       2005          2004
                                                              -----------   -----------
Cash paid during the period for:
     Interest                                                 $   140,194   $    14,010
                                                              ===========   ===========
     Income taxes                                             $        --   $    75,849
                                                              ===========   ===========

Supplemental disclosure of non-cash investing and financing activities:

Pre-August 2, 2004 condensed assets, liabilities
and equity of Astrata Technologies not included
above are as follows:
     Purchase price in common stock                                         $ 1,048,844
     Assets excluding cash                                                     (739,132)
     Liabilities                                                                193,802
     Minority interest                                                          175,094
                                                                            -----------
         Cash of acquired company                                           $   678,608
                                                                            ===========

   See the accompanying notes for information on other non-cash investing and financing activities.


  See accompanying notes to these condensed consolidated financial statements.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2005 AND 2004
                                   (UNAUDITED)

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

         Because of the structure of the Merger Transaction, Cetalon's acquisition of Cadogan (including its subsidiary) and Optron Technologies was accounted for as a "reverse merger" because the stockholders of Cadogan and Optron Technologies, as the legal acquirees, obtained more than 50% voting control of Cetalon, the legal acquiror. Since the stockholders of Cadogan obtained majority voting control of Cetalon, for accounting purposes Cadogan has been treated as the continuing reporting entity and the accounting acquiror in the Merger Transaction. As a result, the accompanying August 31, 2004 condensed consolidated financial statements are those of Cadogan and its majority-owned subsidiaries.

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

         The Company provides advanced positioning products, as well as monitoring and airtime services to industrial, commercial, governmental entities, academic/research institutions, and professional customers in a number of markets including surveying, utility, construction, homeland security, military, intelligence, mining, agriculture, marine, public safety, and transportation. The Company leases facilities which accommodate the assembly, testing, and research and development personnel with thirteen years of experience in position and wireless communication technology of fleet management products to customers. GSM (Global System for Mobile Telecommunications) is the dominant cellular telephone standard currently developed throughout the world.

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

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2005 AND 2004
                                   (UNAUDITED)

         Since some of the Company's sales and purchases transactions are denominated in foreign currencies, the Company is exposed to foreign currency risk. Astrata SA purchases forward foreign exchange contracts to cover certain product - purchase transactions denominated in U.S. dollars. During the six months ended August 31, 2005, the South African Rand weakened against the U.S. dollar, and the Company reported an unrealized gain on forward foreign exchange contracts of approximately $118,000.

Basis of Presentation

         Management of the Company has prepared, without audit, the accompanying condensed consolidated financial statements for the three and six months ended August 31, 2005 and 2004. The information furnished has been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting. Accordingly, certain disclosures normally included in a complete set of financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included and are only of a normal recurring nature. The results of operations for the six months ended August 31, 2005 are not necessarily indicative of the results of operations for the year ending February 28, 2006.

Liquidity and Going Concern Considerations

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the six months ended August 31, 2005, the Company had a net loss of approximately $5.3 million; negative cash flow from operating activities of approximately $3.8 million; and negative equity of $1 million. In addition, the Company had a working capital deficit of approximately $5.3 million as of August 31, 2005.

         The Company's independent public accountants have indicated that they will be adding a going concern paragraph to their re-issued audit report on our February 28, 2005 consolidated financial statements that will be included in the second amendment of the Company's registration statement on Form SB-2 to be filed with the SEC. The going concern paragraph will state that there is substantial doubt about the Company's ability to continue as a going concern. Such financial statements were prepared assuming that the Company will continue as a going concern (based upon management's plans discussed in this Note) which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the aforementioned financial statements and the accompanying August 31, 2005 condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

         Management of the Company is projecting significant growth in telematics sales during fiscal 2006. It is anticipated that this growth will be driven by the Astrata Geo-Location Platform ("GLP") product that was introduced in November 2004, linked with international sales and a marketing infrastructure that was established in fiscal 2005. However, there can be no assurance that such sales growth will generate margins that provide an adequate return on assets, if at all, or that we will have sufficient resources to produce the products and provide the services required to support any such growth.

         The Company has various debt facilities which it is currently in negotiations for extension of the due dates (see Note 4).

         In order for the Company to fund its operations and continue this growth plan, substantial additional funding will be required from external sources. Management currently intends to fund operations through a combination of equity, lines of credit, and collateralized debt facilities. Management is currently in negotiations with strategic and financial investors, who have expressed an interest in making investments in the Company. These discussions are ongoing, and some of the potential investors are currently conducting their due diligence procedures. However, there can be no assurance of the outcome of these negotiations. In the event that the Company is not able to secure financing on acceptable terms beyond the $3.2 million of net proceeds received in April and May 2005 (see Note 6) and the $1,750,000 related to the October
2005 debt financing described in Note 12, management believes that it has the ability to access debt markets using sale and leaseback arrangements and/or collateralized debt facilities. In addition, management has revised the Company's business plan and thereby reduced its cash requirements by using alternate channels to access telematics markets in selected geographic locations. While such revisions may yield immediate improvements in short-term profitability and cash flow, this will be achieved at the cost of a reduction in the Company's future growth rate and profitability, if any.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2005 AND 2004
                                   (UNAUDITED)

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting policies presented below are designed to assist in understanding the Company's consolidated financial statements. Such consolidated financial statements and accompanying notes are the representation of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to GAAP in all material respects, and have been consistently applied in preparing the accompanying condensed consolidated financial statements. The selected significant accounting policies described below should be read in conjunction with the Company's February 28, 2005 annual report on Form 10-KSB (filed with the SEC on June 14, 2005), which includes all of the Company's significant accounting policies.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Astrata Group and its majority-owned subsidiaries in which it has a controlling financial interest. All significant inter-company transactions and balances have been eliminated in consolidation.

         Equity investments in which the Company owns at least 20% of the voting interest, or otherwise exercises significant influence over the investee, but in which the Company does not have a controlling financial interest are accounted for using the equity method.

Concentrations

         The financial instrument that potentially exposes the Company to a concentration of credit risk principally consists of cash. The Company deposits its cash with high credit financial institutions, principally in the Republic of South Africa. This country does not have any institutional depository insurance comparable to the United States, which insures bank balances up to $100,000. At August 31, 2005, the Company's foreign bank balances approximated $715,000. The Company had approximately $10,000 in U.S. bank accounts, which are insured by the Federal Deposit Insurance Corporation to $100,000.

         The Company does not require collateral from its customers, but performs ongoing credit evaluations of its customers' financial condition. Credit risk with respect to the accounts receivable is limited because of the large number of customers included in the Company's customer base and the geographic dispersion of those customers. The Company also performs periodic reviews of collectibility and provides an allowance for doubtful accounts receivable. Management considers the allowance for doubtful accounts receivable at August 31, 2005 of approximately $78,000 to be adequate.

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

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2005 AND 2004
                                   (UNAUDITED)

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

         As of August 31, 2005, management has determined that no such impairment indicators exist and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's services and products will continue which could result in impairment of long-lived assets in the future.

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

         When the ultimate outcome of a transaction is uncertain, revenue is recognized only to the extent that costs are recoverable from our customer. When the outcome of a qualifying transaction involving the sale of products and/or the rendering of services can be estimated reliably, revenue associated with the transaction is recognized by reference to the stage of completion of the transaction. The stage of completion is estimated by whichever of the following methods is considered most indicative of the physical completion under the circumstances of the specific transaction: a survey of the work performed, services completed as a percentage of total services required by the agreement, or costs incurred to date as a percentage of the most recent estimate of total costs to be incurred under the related contract or other agreement. Amounts which are billable under the terms of the contract may not reflect earned revenue under this accounting policy. Thus, amounts invoiced that have not been earned are reported as a liability in the Company's consolidated balance sheet.

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

         The Company's orders are generally shipped free-on-board destination, which means that such orders are not recognized as revenue until the product is delivered and title has transferred to the buyer. Free-on-board destination also means that the Company bears all costs and risks of loss or damage to the goods prior to their delivery.

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

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2005 AND 2004
                                   (UNAUDITED)

         The Company is accounting for the government contract described in Note 9 under AICPA Statement of Position 81-1, using the percentage-of-completion method. The Company generally measures progress toward completion based on the cost incurred to date as a percentage of management's most recent estimate of total contract cost. Product delivery and installation are separate deliverables under the terms of the contract, and the related revenue is not recognized until the necessary activities have been completed.

Services Revenue

         In our Geomatics segment, we provide technical support and training on using the equipment sold as well as remedial service on the hardware through our factory trained electronic workshop. Ongoing technical support of our products is essential in maintaining our customer base and is considered a competitive advantage, but does not provide a revenue stream for the Company. We do charge customers for specific training and servicing of equipment; however, this revenue is not material.

         Our Telematics segment has a technical team responsible for effecting installations and upgrades, and training clients on installation and supporting them on an ongoing basis. We do not earn revenue for training or software/firmware upgrades, but we do charge for non-warranty repairs and installation; however, this revenue is not material.

Research and Development Costs

         Research and development costs relating to GPS positioning hardware and software systems including the GLP to be sold or otherwise marketed that are incurred before technological feasibility of the product has been established and after general release of the product to customers are expensed as incurred. The Company incurred approximately $1 million and $0.5 million of research and development expenses during the six months ended August 31, 2005 and 2004, respectively.

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

         Adoption of the accounting methodology of SFAS No. 123 is optional, and the Company has elected to account for stock-based employee compensation using APB No. 25; however, pro forma disclosures as if the Company had adopted the cost recognition requirement of SFAS No. 123 are required to be presented. For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS No. 123.

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

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2005 AND 2004
                                   (UNAUDITED)

In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At August 31, 2005 the Company had one stock-based employee compensation plan, which is described in Note 6. The following table illustrates the effect on net loss and loss per common share for the three months and six months ended August 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 for its stock-based employee compensation plan.

                                          Three Months Ended  Three Months Ended  Six Months Ended    Six Months Ended
                                            August 31, 2005     August 31, 2004    August 31, 2005     August 31, 2004
                                            --------------------------------------------------------------------------
Net (loss) as reported                       $  (2,555,396)      $    (910,195)      $(5,339,130)      $  (1,938,210)

Stock based compensation, net of tax                    --                  --           (59,767)                 --
                                             -------------       -------------       -----------       -------------
Pro forma net (loss)                         $  (2,555,396)      $    (910,195)      $(5,398,897)      $  (1,938,210)
                                             -------------       -------------       -----------       -------------

Basic and diluted (loss) per common share:

As reported*                                  $      (0.21)      $      (0.12)      $     (0.44)      $       (0.28)
                                             =============       =============       ===========       =============
Pro forma                                    $       (0.21)      $      (0.12)      $     (0.45)      $       (0.28)
                                             =============       =============       ===========       =============
* Restated for the August 2004 periods


The assumptions used in the Black Scholes option pricing model for the above table were as follows:

            Risk-free interest rate                        3%
            Estimated volatility                         140%
            Expected life (years)                           3
            Expected dividend yield                        --

         The above pro forma effect of applying SFAS 123 is not necessarily representative of the impact on the results of operations for future years.

Recently Issued Accounting Pronouncements

         In the opinion of management, there were not any accounting pronouncements issued by the FASB (including its Emerging Issues Task Force, or "EITF"), the SEC or the American Institute of Certified Public Accountants or "AICPA" since the June 14, 2005 filing of the Company's February 28, 2005 annual report on Form 10-KSB that are expected to have a material effect on the Company's future consolidated financial statements.

3. INVENTORY

         Inventories consisted of the following as of August 31, 2005:

                     U.S.     South Africa    Europe        Asia         Total
                  ----------   ----------   ----------   ----------   ----------
Raw materials     $       --   $  535,039   $       --   $       --   $  535,039
Work in progress          --      522,100           --           --      522,100
Finished goods        18,775    1,958,635       53,116      305,040    2,335,566
                  ----------   ----------   ----------   ----------   ----------
       Totals     $   18,775   $3,015,774   $   53,116   $  305,040   $3,392,705
                  ==========   ==========   ==========   ==========   ==========

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2005 AND 2004
                                   (UNAUDITED)

4.  NOTES PAYABLE TO AND ADVANCES FROM STOCKHOLDERS

         In September 2004, Astrata Group entered into a series of agreements, pursuant to which a stockholder (who then beneficially owned approximately 5.5% of the Company's outstanding common stock) lent $1.5 million to Astrata Group, as an unsecured note payable. Under the amended loan agreement described in the following paragraph, the principal is due upon fifteen days' written demand, but no later than June 30, 2005. Interest at a fixed rate of 15%, compounded annually, is due and payable concurrently with the principal. The outstanding balance of this demand note was $1,500,000 as of August 31, 2005 and is included in notes payable to stockholders in the accompanying condensed consolidated balance sheet. The transaction described above constituted an exempt offering under Rule 506 of Regulation D to a single accredited investor. The note was not paid on the due date, nor has demand for payment been made by the holder. We are currently negotiating new terms with the holder.

         In November 2004, with retroactive effect to the date of the original borrowing, Astrata Group and the holder amended the promissory note described in the preceding paragraph. Subject to an earlier demand for repayment, the creditor was granted the option to convert any or all of the principal and interest into shares of the Company's common stock at an initial conversion price of $5.00, subject to certain adjustments and anti-dilution provisions. The holder's conversion privilege expires when the Company has privately issued its common stock for an aggregate of at least $10 million. In connection with such amendment, the Company also granted warrants (which vested and become fully exercisable on the grant date) to the holder to purchase up to 32,000 shares of the Company's common stock with an exercise price of $5.00 per share.

         In October 2004, Astrata Group entered into an agreement pursuant to which a stockholder agreed to lend $600,000 to Astrata Group, as an unsecured credit facility. The note accrues interest at 3% above the U.S. prime rate (6.5% at August 31, 2005). Principal and accrued interest were due by June 30, 2005. The outstanding balance is approximately $351,000 as of August 31, 2005 and is included in notes payable to stockholders in the accompanying condensed consolidated balance sheet. The original note of $151,000 was not paid on June 30, 2005; and along with additional funds of $200,000 was negotiated to become due and payable on September 30, 2005. We have not paid the notes as of September 30, 2005. We are currently negotiating new terms with the holder.

         In November 2004, Astrata Group received an unsecured advance from an officer/stockholder in the amount of $42,781. This advance accrues interest at the London Inter-bank Offered Rate ("LIBOR") (3.7% at August 31, 2005) plus 3% and had an original maturity date of March 1, 2005 with no prepayment restrictions. The maturity date was extended to June 30, 2005 and has recently become a demand note. The outstanding balance of this demand note was $42,781 as of August 31, 2005 and is included in advances from stockholders in the accompanying condensed consolidated balance sheet.

         In December 2004, Astrata Group sold a $384,000 convertible demand note to one of its stockholders, who then beneficially owned approximately 6% of the Company's outstanding common stock and had previously lent Astrata Group $1.5 million on an unsecured basis (see the first paragraph of this Note). The holder's conversion privilege expires when Astrata Group has privately issued its common stock for an aggregate of at least $10 million. The principal is due upon fifteen days' written demand, but no later than June 30, 2005. Interest at a fixed rate of 15%, compounded annually, is due and payable concurrently with the principal. The outstanding balance of this note was $384,000 as of August 31, 2005 and is included in notes payable to stockholders in the accompanying condensed consolidated balance sheet The transaction described in this paragraph constituted an exempt offering under Rule 506 of Regulation D to an accredited investor. The note was not paid on the due date, nor was demand for payment made by the holder. We are currently negotiating new terms with the holder.

         During the quarter ended May 31, 2005, a director of the Company, two of its executive officers, and a director of two wholly-owned subsidiaries of the Company provided unsecured short-term loans to four subsidiaries of the Company totaling $323,597. Of this amount, loans of approximately $157,308 and $50,000 were due on August 31, 2005 and June 30, 2005, respectively; the remaining loans do not have a scheduled due date at this time. The $157,308 loan bears interest at LIBOR plus 3%. The total borrowings also include a loan of $116,289, which bears interest at 11% per annum. The other $50,000 of loans described in the first sentence of this paragraph accrues interest at LIBOR plus 3%. The total outstanding balance of the notes was $323,597 as of August 31, 2005 and is included in advances from stockholders in the accompanying condensed consolidated balance sheet. The $157,308 and $50,000 advances due on August 31, 2005 and June 30, 2005, respectively, have not been paid and have been converted to demand notes with all of the other terms remaining the same.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2005 AND 2004
                                   (UNAUDITED)

5. OTHER DEBT TRANSACTIONS

Lines of Credit

         Astrata SA has secured a line of credit for use in its South Africa operations. The line of credit is secured by certain trade accounts receivable and allows for funding up to 70% of the outstanding accounts receivable accepted by the lender with a maximum of R10,000,000 (approximately $1.5 million at August 31, 2005). Interest on the outstanding balance is charged at the current prime rate in South Africa (10.5% as of August 31, 2005). The outstanding balance is approximately $1.4 million as of August 31, 2005, and is included in lines of credit in the accompanying condensed consolidated balance sheet.

         In June 2005, Astrata SA obtained a R7,000,000 line of credit (approximately $1 million as of August 31, 2005) with a South African finance company. This revolving facility is repayable within sixty days of funding with interest at 2% above the South African prime rate plus a 3% fee on each advance, and is secured by subordination of certain intercompany liabilities of Astrata SA and its subsidiary, and a bond secured by certain assets (up to R12,000,000) of the Company's South African subsidiaries. The outstanding balance is approximately $0.9 million as of August 31, 2005, and is included in lines of credit in the accompanying condensed consolidated balance sheet.

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

         In connection with the bridge loan, the Company issued 15,000 shares of its common stock for financing charges. Such shares were valued at approximately $96,000 (estimated to be the fair value based on the trading price on the issuance date). Accordingly, the Company recorded deferred financing costs of approximately $96,000 and common stock and additional paid-in capital of $2 and $95,623, respectively. The deferred financing cost was amortized over the life of the note (considering that it had an early maturity of April 26, 2005) resulting in expense of approximately $64,000 for the quarter ended May 31, 2005, which is included in interest expense in the accompanying condensed consolidated statements of operations.

         In February 2005, the Company issued 150,000 five-year warrants, each to purchase one share of its common stock to the bridge-loan creditors at an exercise price of $5.00. The warrants vested and became fully exercisable on their issuance dates. The Company also provided certain "piggy-back" registration rights for the 15,000 shares (see the preceding paragraph) and the shares underlying the warrants for a period not to exceed five years, and agreed to file a registration statement with the SEC covering the registrable securities on or before April 2005. The Company is not subject to any contractual penalties if such registration statement is not declared effective by the SEC by any specific date. The transaction described in this paragraph constituted an exempt offering under Rule 506 of Regulation D to accredited investors.

         In accordance with EITF Issue No. 88-9 and APB Opinion No. 14, the Company allocated a portion of the $1,500,000 loan proceeds to the warrants issued. The amount allocated was approximately $196,000, which was originally recorded as additional paid-in capital and a debt issue discount. The debt issue discount was amortized on a straight-line basis to interest expense over the life of the loan (considering its early maturity of April 26, 2005). During the quarter ended May 31, 2005, amortization of the remaining debt issue discount resulted in expense of approximately $131,000, which is included in interest expense in the accompanying condensed consolidated statement of operations.

         On June 27, 2005, the Company filed the registration statement required by the bridge loan transaction and by certain other transactions, including those described in the "Issuance of Common Stock and Other Equity Instruments" section of Note 6. As of October 11, 2005, such registration statement had not been declared effective by the SEC.

6. EQUITY TRANSACTIONS

Issuance of Common Stock and Other Equity Instruments

         In March 2005, the Company issued 12,500 shares of its common stock in exchange for services provided by a consultant. Such shares were valued at $74,375 (estimated to be the fair value based on the trading price on the issuance date). The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act of 1933, as amended.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2005 AND 2004
                                   (UNAUDITED)

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

Stock Option Plan

         In December 2004, the Board of Directors of the Company approved the 2004 Equity Incentive Plan (the "2004 Plan"). The 2004 Plan is intended to provide a means by which selected employees, directors of and consultants to the Company, or its affiliates, could receive options to purchase common stock of the Company, and other equity interests in the Company as more fully described in the 2004 Plan. The plan was amended on April 27, 2005, providing for an aggregate of 2,400,000 shares of common stock to be issued as stock awards under the 2004 Plan.

         On July 1, 2005, the Company filed a Registration Statement on Form S-8 to register the 2.4 million shares underlying the stock options that have been or may be granted under the 2004 Plan. Such registration statement became effective upon filing with the SEC.

7.  OTHER RELATED PARTY TRANSACTIONS

         The Company currently leases facilities from an entity controlled by a director and a former director of a Company subsidiary under cancelable operating leases expiring in 2007. The annual rent is subject to adjustment based on the terms of the leases. The condensed consolidated statements of operations include expenses from these operating leases of approximately $126,000 and $69,000 for the six months ended August 31, 2005 and 2004, respectively.

8.  INVESTMENT IN AFFILIATE

         In October 2003, Astrata SA entered into an agreement with Barloworld Equipment (Pty) Limited ("Barloworld"), the exclusive distributor for Caterpillar Corporation in South Africa. Such agreement established a corporate entity, Barloworld Optron Technologies (Pty) Limited ("BOT"), of which 50% is owned by each of Barloworld and Astrata SA. Barloworld's core business is the sale, rental, service and maintenance of new and used Caterpillar commercial equipment and related parts in South Africa and certain other African countries. The principal business of BOT is the supply of products and services to the mining industry in southern Africa.

         Since Astrata SA does not own a majority voting interest in BOT and does not otherwise have a controlling financial interest therein, the Company accounts for its investment in BOT using the equity method of accounting. BOT has a September 30 fiscal year end.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2005 AND 2004
                                   (UNAUDITED)

         Condensed unaudited historical financial information of BOT as of August 31, 2005 and for the three and six months ended August 31, 2005 as presented below:

                                  As of
                              August 31, 2005
                              ---------------
       Current assets            $745,175
       Other assets               113,423
       Payable to stockholders    459,799
       Other liabilties           299,240
       Equity                      99,560

                              Six Months Ended   Three Months Ended
                               August 31, 2005     August 31, 2005
                               ---------------   -----------------
       Sales                     $637,215           $449,764
       Cost of good sold          338,819            241,513
                                 --------           --------
       Gross margin               298,396            208,251
       Operating expenses         261,823            179,390
                                 --------           --------
       Operating income          $ 36,573           $ 28,861
                                 ========           ========
       Net earnings              $  7,338           $ 27,268
                                 ========           ========
       Equity distributions      $     --           $     --
                                 ========           ========

On August 15, 2005, the joint venture partners mutually agreed to dissolve BOT for a value to be determined in the near future.

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

Operating Leases

         The Company occupies facilities under operating lease agreements expiring on various dates through August 2014. Certain leases include future rental escalations and renewal options. As of August 31, 2005, minimum payments under operating leases approximated the following for the fiscal years ending February 28 listed below:

                              2007   $  375,000
                              2008      250,000
                              2009       89,000
                              2010       89,000
                              2011       89,000
                        Thereafter      304,000
                                     ----------
                                     $1,196,000
                                     ==========

Rent expense approximated $409,000 and $187,000 for the six months ended August 31, 2005 and 2004, respectively.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2005 AND 2004
                                   (UNAUDITED)

Government Contract

         In December 2004, a subsidiary of the Company was awarded a fixed-price contract to provide the Singapore government's Civil Defence Force (the "SCDF") with software and hardware in an integrated control system designed to provide real-time tracking (the "System") of vehicles that are authorized to transport hazardous materials within the country. The contract amount approximates 2.0 million Singapore dollars, or about $1.2 million as of August 31, 2005 (the "Contract"). During the quarter ended August 31, 2005, the Company recognized revenue on the Contract of approximately $0.3 million, and for the six months ended August 31, 2005 we recognized approximately $0.5 million.

         In the opinion of management, the Contract was completed on or before September 30, 2005 (the required contractual completion date) in accordance with its terms. Thus, it is not presently expected that the Company will be assessed any liquidated damages (which are limited to 10% of the Contract price) for late completion. SCDF has the right to withhold the final 10% of the Contract price until approximately sixteen months after the System has successfully completed certain acceptance tests specified in the Contract. The Company is obligated to warrant the System for a one-year period beginning approximately fourteen weeks after the System has passed all of the aforementioned acceptance tests. The time frames described in the preceding two sentences assume that the "performance guarantee period" (as defined) is not extended beyond the original time specified in the Contract.

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

Employment Agreements

         With the approval of the Board of Directors, on October 7, 2005 the Company entered into employment agreements with its Executive Chairman of the Board ("Harrison"), Chief Executive Officer ("Venter"), and Chief Financial Officer ("Euler"). Under the terms of such agreements, these employees are entitled to annual salaries as follows: Harrison: (British pounds) 140,000;
Venter: (British pounds) 110,000; and Euler: $215,000. These agreements provide for an annual performance bonus of up to 100% of the employee's base salary, subject to approval by the Compensation Committee of the Board of Directors. The Compensation Committee was established by the Board of Directors on October 7, 2005.

         The above employment agreements may be terminated by the Company at any time without cause. Under such circumstances, each employee is entitled to a severance payment equal to twenty four months of his salary. Harrison and Venter may terminate their employment agreement at any time upon 180 days' written notice. Additionally, under the terms of the employment agreements described above, each employee is entitled to certain benefits (including paid vacation and health care), and is eligible to receive incentive equity grants approved by the Compensation Committee. In the event the employment relationship is terminated within six months of a change-of-control transaction, each employee will be entitled to a payment equal to two years' salary.


10.  SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

         The Company is operating in the following two reportable segments:

         Geomatics: Products, accessories and services related to the business of measurement and setting out (i.e. Survey, Mapping and Geographic Information Systems) and precise position monitoring (such as scanning excavations and industrial plants). Also included within this segment are the machine guidance products, accessories and services related to the business of guiding, controlling and monitoring machinery, including mobile machinery such as graders, dump trucks and drills as well as agricultural products which have tractor and crop-spraying guidance in them.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2005 AND 2004
                                   (UNAUDITED)

         Telematics: Products, accessories and services related to the business of remote monitoring of assets (including track-and-trace) whereby position, attributes, status and communication are involved.

         Total assets, revenues and gross profit for each of the Company's reportable segments in addition to a reconciliation of the gross profit of the two segments to the Company's consolidated statements of operations are presented below:

For the three months ended August 31, 2005:

                                 Geomatics      Telematics     Consolidated
                               ------------    ------------    ------------
Total assets                   $  9,525,938    $  4,451,505    $ 13,977,443
                               ============    ============    ============
Revenue:
   Outsiders                   $  3,265,404    $  1,525,935    $  4,791,339
   Company subsidiaries              67,307         767,539         834,846
                               ------------    ------------    ------------
Total segment revenues         $  3,332,711    $  2,293,474    $  5,626,185
   Intercompany eliminations        (67,307)       (767,539)       (834,846)
                               ------------    ------------    ------------
Consolidated revenues          $  3,265,404    $  1,525,935    $  4,791,339
                               ============    ============    ============
Gross profit                      1,027,641         691,853       1,719,494
Operating expenses                                               (4,082,573)
                                                               ------------
Operating loss                                                 $ (2,363,079)
                                                               ============

For the three months ended August 31, 2004:

                                 Geomatics      Telematics     Consolidated
                                -----------    -----------     -----------
Total assets                    $ 6,972,377    $ 1,661,062     $ 8,633,439
                                ===========    ===========     ===========
Revenue:
   Outsiders                    $ 2,965,223    $   706,419     $ 3,671,642
   Company subsidiaries              53,498         14,879          68,377
                                -----------    -----------     -----------
Total segment revenues          $ 3,018,721    $   721,298     $ 3,740,019
   Intercompany eliminations        (53,498)       (14,879)        (68,377)
                                -----------    -----------     -----------
Consolidated revenues           $ 2,965,223    $   706,419     $ 3,671,642
                                ===========    ===========     ===========
Gross profit                      1,036,048        381,474       1,417,522
Operating expenses                                              (2,402,100)
                                                               -----------
Operating loss                                                 $  (984,578)
                                                               ===========

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2005 AND 2004
                                   (UNAUDITED)

For the six months ended August 31, 2005:

                                 Geomatics       Telematics     Consolidated
                                ------------    ------------    ------------
Total assets                    $  9,763,605    $  4,213,838    $ 13,977,443
                                ============    ============    ============
Revenue:
   Outsiders                    $  5,788,472    $  2,498,225    $  8,286,697
   Company subsidiaries              192,778       1,000,398       1,193,176
                                ------------    ------------    ------------
Total segment revenues          $  5,981,250    $  3,498,623    $  9,479,873
   Intercompany eliminiations       (192,778)     (1,000,398)     (1,193,176)
                                ------------    ------------    ------------
Consolidated revenues           $  5,788,472    $  2,498,225    $  8,286,697
                                ============    ============    ============
Gross profit                       2,084,898         993,624       3,078,522
Operating expenses                                                (7,669,198)
                                                                ------------
Operating loss                                                  $ (4,590,676)
                                                                ============

For the six months ended August 31, 2004:

                                 Geomatics      Telematics      Consolidated
                                -----------     -----------     -----------
Total assets                    $ 5,352,732     $ 3,280,707     $ 8,633,439
                                ===========     ===========     ===========
Revenue:
   Outsiders                    $ 5,278,034     $ 1,659,287     $ 6,937,321
   Company subsidiaries              53,498          14,879          68,377
                                -----------     -----------     -----------
Total segment revenues          $ 5,331,532     $ 1,674,166     $ 7,005,698
   Intercompany eliminiations       (53,498)        (14,879)        (68,377)
                                -----------     -----------     -----------
Consolidated revenues           $ 5,278,034     $ 1,659,287     $ 6,937,321
                                ===========     ===========     ===========
Gross profit                      1,892,144         871,036       2,763,180
Operating expenses                                               (4,849,360)
                                                                -----------
Operating loss                                                  $(2,086,180)
                                                                ===========

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2005 AND 2004
                                   (UNAUDITED)

Geographic Information

         Certain condensed geographic information is presented below including property and equipment, revenues, gross profit and operating loss:

For the three months ended August 31, 2005:

                 Property and                   Gross       Operating     Operating
                Equipment, net   Revenue        Profit      Expenses        Loss
                 -----------   -----------   -----------   -----------   -----------
Asia             $   416,439   $   758,616   $   158,467   $   395,911   $  (237,444)
Africa               677,764     3,836,708     1,556,214     2,015,537      (459,323)
United States          4,106            --            --       738,265      (738,265)
Western Europe       341,201       196,016         4,813       932,860      (928,047)
                 -----------   -----------   -----------   -----------   -----------
Total            $ 1,439,510   $ 4,791,340   $ 1,719,494   $ 4,082,573   $(2,363,079)
                 ===========   ===========   ===========   ===========   ===========

For the three months ended August 31, 2004:

                Property and                   Gross        Operating     Operating
               Equipment, net    Revenue       Profit        Expenses       Loss
                 ----------    ----------    ----------     ----------   ----------
Asia             $  108,764    $      658    $      259     $  299,866   $ (299,607)
Africa              426,387     3,670,984     1,417,263      1,669,180     (251,917)
United States         6,452            --            --        172,001     (172,001)
Western Europe       85,793            --            --        261,053     (261,053)
                 ----------    ----------    ----------     ----------   ----------
Total            $  627,396    $3,671,642    $1,417,522     $2,402,100   $ (984,578)
                 ==========    ==========    ==========     ==========   ==========

For the six months ended August 31, 2005:

                Property and                   Gross        Operating     Operating
               Equipment, net    Revenue       Profit        Expenses       Loss
                 -----------   -----------   -----------   -----------   -----------
Asia             $   416,439   $ 1,208,722   $   359,311   $   970,720   $  (611,409)
Africa               677,764     6,876,828     2,716,531     3,617,365      (900,834)
United States          4,106            --            --     1,214,614    (1,214,614)
Western Europe       341,201       201,148         2,680     1,866,499    (1,863,819)
                 -----------   -----------   -----------   -----------   -----------
Total            $ 1,439,510   $ 8,286,698   $ 3,078,522   $ 7,669,198   $(4,590,676)
                 ===========   ===========   ===========   ===========   ===========

For the six months ended August 31, 2004:

                Property and                   Gross        Operating     Operating
               Equipment, net    Revenue       Profit        Expenses       Loss
                 -----------   -----------   -----------   -----------   -----------
Asia             $   108,764   $    11,868   $    11,479   $   484,517   $  (473,038)
Africa               426,387     6,925,453     2,751,701     3,023,507      (271,806)
United States          6,452            --            --       950,149      (950,149)
Western Europe        85,793            --            --       391,187      (391,187)
                 -----------   -----------   -----------   -----------   -----------
Total            $   627,396   $ 6,937,321   $ 2,763,180   $ 4,849,360   $(2,086,180)
                 ===========   ===========   ===========   ===========   ===========

See Note 3 for geographic information on inventory.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2005 AND 2004
                                   (UNAUDITED)

11.  INCOME/LOSS PER COMMON SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the three months and six months ended August 31, 2005 and 2004:

                               Three Months Ended      Three Months Ended      Six Months Ended       Six Months Ended
                                August 31, 2005         August 31, 2004         August 31, 2005        August 31, 2004
                               ---------------------------------------------------------------------------------------
Numerator for basic and
diluted loss
per common share:

    Net loss attributed
    to common stockholders       $ (2,555,396)           $   (910,195)           $ (5,339,130)           $ (1,938,210)

Denominator for basic and
diluted loss per common share:

    Weighted average number of
    common shares outstanding*     11,999,048               7,650,000              11,999,048               6,962,500


Basic and diluted loss           ------------            ------------            ------------            ------------
per common share*                $      (0.21)           $      (0.12)           $      (0.44)           $      (0.28)
                                 ============            ============            ============            ============

* As restated for the three and six-month periods ended August 31, 2004.


12.  SUBSEQUENT EVENTS

Issuance of Common Stock

         In September 2005, the Company issued 93,178 shares of its common stock in exchange for services provided by consultants. Such shares were valued at $128,453 (estimated to be the fair value based on the trading price on the issuance date with a 15% discount from the market price). The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act of 1933, as amended.

         In October 2005, the Company issued 90,724 shares of its common stock in exchange for services provided by consultants. Such shares were valued at $198,750 (estimated to be the fair value based on the trading price on the issuance date with a 15% discount from the market price). The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act of 1933, as amended.

         In October 2005, the Company also issued 50,000 shares of its common stock to a newly appointed, non-management director in consideration for such director's services. Such shares are valued at $51,000 (estimated to be the fair value based on the trading price on the issuance date with a 15% discount from the market price). These shares will be earned over a two-year period and recorded as compensation expense during such period. The transaction described in this paragraph constituted an exempt offering under Rule 506 of Regulation D to accredited investors.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2005 AND 2004
                                   (UNAUDITED)

October 2005 Debt Financing Transaction

         In October 2005, the Company completed a private placement financing transaction by issuing secured convertible notes payable to a group of accredited investors in the total amount of $2,170,000. The Company received $700,000 in cash when the transaction closed on October 7, 2005, and will receive the remaining net proceeds as follows: $500,000 when the related registration statement (see below) is filed with the SEC, and $550,000 on the date such registration statement is declared effective by the SEC. These notes payable, which are due September 2008, are convertible into shares of the Company's common stock at any time at the holder's option at the lesser of $2.50 per share (which is subject to reduction in the event of certain dilutive issuances) or 60% of a defined average market price during the twenty trading days preceding any conversion notice.

         The excess of the face amount of the notes payable over the net proceeds principally represents interest at a rate of approximately 5.7% per annum. If such notes payable are not repaid when due, the annual interest rate will increases by an additional 15% per annum. These notes payable are secured by all of Astrata Group's property and equipment, trade and other accounts receivable, inventory, general intangible assets (including but not limited to all licenses, distributorship agreements, customer lists, goodwill, trade names, patents and patent applications), and all of Astrata Group's other intellectual property including software code and related documentation, trade secrets, and copyrights. There is no security in favor of the lenders at the level of Astrata Group's subsidiaries. Such notes payable are also collateralized by the assignment of 900,000 shares of Astrata Group's common stock owned by certain members of the Company's executive management team.

         In connection with the transaction described above, the Company also issued five-year warrants to purchase a total of up to 280,000 shares of its common stock at an initial exercise price of $3.00 per share; the exercise price is subject to downward adjustment. Such warrants vested and became fully exercisable upon issuance. Concurrently with the Company's receipt of the remaining two tranches of net proceeds under the secured convertible notes payable, the Company will issue additional warrants to purchase a total of up to an additional 420,000 shares of its common stock, for an aggregate issuance of warrants to purchase up to 700,000 shares. However, the exercise of such warrants and/or the conversion of the related notes payable may not result in beneficial ownership by any creditor and its affiliates of more than 4.99% of the Company's then outstanding shares of common stock.

         The creditors/warrant holders in the above transaction have certain registration rights for the common stock underlying both the warrants and the convertible debt. The related registration rights agreement includes financial penalties if the Company fails to meet the registration statement filing and/or effectiveness deadline dates, which are November 21, 2005 and January 16, 2006, respectively.

Other Matters

         Because of the October 2005 financing transaction described above, the exercise prices of certain warrants outstanding at February 28, 2005 and all of the warrants issued in April/May 2005 will be retroactively reduced pursuant to contractual requirements.

         Because of the same transaction, the conversion prices of the $1.5 million convertible note payable to a stockholder issued in September 2004 (as amended in November 2004) and a $384,000 convertible note payable issued to the same stockholder in December 2004 will be retroactively reduced pursuant to contractual requirements.

                  ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2005 AND 2004
                                   (UNAUDITED)

13. RESTATEMENT OF CERTAIN UNAUDITED FINANCIAL STATEMENTS

August 31, 2004 Statement of Cash Flows

         It has come to the attention of management that the computation of the effect of foreign currency exchange rate changes on cash and cash equivalents for the six months ended August 31, 2004 was not in accordance with SFAS No. 95. Accordingly, the Company's accompanying condensed consolidated statement of cash flows for the aforementioned period has been retroactively adjusted as summarized below.

                                             As
                                          Prevously     Retroactive      As
                                          Reported      Adjustment     Restated
                                          ----------    -----------    --------
Net cash used in operating activities     ($214,480)     ($17,434)    ($231,914)
                                          ==========    ===========    ========

Net cash provided by financing activities  ($10,400)        ($202)     ($10,602)
                                          ==========    ===========    ========

Effect of foreign currency exchange rate
    changes on cash and cash equivalents   ($63,194)      $17,637      ($45,558)
                                          ==========    ===========    ========

         The reclassification adjustments described above do not affect the previously reported stockholder's equity at August 31, 2004 or the results of operations for the three or six-month periods then ended.

August 31, 2004 Statements of Operations

         Management has determined that the previously reported weighted average common shares outstanding for the three and six-month periods ended August 31, 2004 were not correct. As explained in the following paragraph, the re-computation of this weighted average increased the loss per common share for the three months ended August 31, 2004 from $0.09 to $0.12 and for the six months ended August 31, 2004 from $0.19 to $0.28; the accompanying condensed consolidated statements of operations for those periods have been restated accordingly.

         For the period from the beginning of fiscal 2005 to the August 2004 merger date (see the "Organization" section of Note 1), the Company included the legal parent's total common shares outstanding as of the merger date. The weighted average of Cadogan's outstanding common shares adjusted for the exchange ratio in the transaction and the legal parent's total common shares outstanding as of the merger date have been included in the revised weighted average common shares outstanding during the three and six-month periods ended August 31, 2004.

         The adjustment described in the preceding paragraph does not affect the previously reported stockholder's equity at August 31, 2004 or the net loss for the three or six-month periods then ended.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Overview

         The following discussion should be read in conjunction with the condensed unaudited consolidated financial statements and notes thereto of the Company appearing elsewhere in this report. Such financial statements have been prepared to reflect the Company's financial position as of August 31, 2005, together with the results of operations for the three and six months ended August 31, 2005 and 2004, and cash flows for the six months ended August 31, 2005 and 2004, respectively.

Forward-Looking Statements

         Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally in the countries in which the Company operates, legislative/regulatory changes, the political climate in the foreign countries in which the Company operates, the availability of capital, interest rates, competition, and U.S. generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on any such statements. Further information concerning the Company and its business; including additional factors that could materially affect the Company's financial results, are included herein and in the Company's other filings with the Securities and Exchange Commission (the "SEC").

Company Overview

         Astrata Group and its subsidiaries are in the telematics and geomatics sectors of the Global Positioning System ("GPS") industry. The Company's expertise is focused on advanced location-based IT products and services that combine positioning, wireless communications, and information technologies. Astrata Group provides advanced positioning products, as well as monitoring and airtime services to industrial, commercial, governmental entities, academic/research institutions, and professional customers in a number of markets including surveying, utility, construction, homeland security, military, intelligence, mining, agriculture, public safety, marine, and transportation. Astrata Group leases facilities which accommodate the assembly, testing, and research and development personnel with experience in position and wireless communication technology GPS/GSM (Global System for Mobile Telecommunications) fleet management products to customers.

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

         One of Astrata Group's predecessor entities was founded in 1986 as a reseller of Sokkia products, a Japanese manufacturer of survey instruments. In 1988-89, the Company integrated GPS products into its portfolio and became one of the first international dealers of Trimble Navigation Limited in 1989. The Company sells geo-information technology ("Geo IT") products and services to commercial customers in the mining, surveying, utility, government, agriculture, oil and gas, construction, and offshore fleet markets often in demanding environments. Astrata Group's products include proprietary products and services as well as products from Trimble Navigation Limited, Nikon Surveying
Instruments, Itronix, and Optech. In addition, Astrata Group provides ongoing communications and IT services for its customers with comprehensive service, training, and technical assistance.

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

         Astrata Group is the sole distributor for Trimble Geomatics and Engineering equipment in Southern Africa. Representative products marketed and sold by Astrata Group and its subsidiaries include: GPS Survey Products and related accessories; Geographic Information System ("GIS") Mapping Products and related accessories; Nikon Total Stations, Automatic Levels, Thedolites; Itronix Products; Ag Leader Products; Chicago Steel Accessories; Garmin Handheld GPS Units; and Optech..

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

Telematics

         Telematics products, accessories and services are related to the business of remote monitoring of assets, frequently in real-time (including tracking and tracing) whereby position, attributes, status and communication are involved. Telematics products often focus on people and assets in hostile and demanding environments such as monitoring hazardous materials for homeland security purposes. This segment addresses the market for fleet management, workforce management, remote asset management and tracking, meter reading, and emergency services by providing hardware for GPS information and data collection, as well as the software needed to access and analyze the data through the Internet. Astrata Group products combine positioning, wireless communications, and information technology and add measurable value to location-based information. The Company offers airtime to communicate data from the vehicle or field location to the customer's data center or provides access over the Internet to the data and application software. This allows critical real-time performance and monitoring data to be accessed and analyzed by supervisory, maintenance, or financial users and make real-time decisions for productivity improvement, cost reductions, safety improvement, or other critical decisions to be fed to the field.

         In addition, Astrata Group offers a range of rugged mobile computing, wireless and location-based solutions, which in some instances combine GPS and GSM technologies. The services markets for location-based technologies include workforce management, remote asset management and tracking, meter reading and emergency services. Astrata Group offers custom built solutions as well as "off-the-shelf" products to meet the specific needs of its customers.

         The Telematics segment also includes our seventh generation GPS/GSM transceiver (the Astrata Geo-Location Platform, or "GLP") that enables users to track, monitor, and control mobile platforms or remote assets such as trucks, vessels, containers, trailers, and other vehicles. The Astrata GLP is based on years of experience designing, manufacturing, and supporting seven generations of positioning and wireless communication products for major global commercial telematics companies such as Thales. Management believes that the GLP sets a new standard of capability and functionality, more expandability, and high reliability, while at the same time dramatically reducing the cost of Location Based Services ("LBS"). Management believes that customers can reduce costs, increase productivity, and monitor and control virtually any equipment, vehicles, assets, or persons using state of the art monitoring, routing, control or other real-time information systems. The GLP platform allows Astrata Group to integrate customized applications for virtually any requirement in markets such as container tracking for homeland security and employees for compliance with the Department of Transportation Legislation relating to driving hours.

Technology Overview

         A major portion of our business is the application of GPS positioning technology to terrestrial applications. GPS is a system of 24 orbiting satellites and associated ground control that is funded and maintained by the U.S. Government and is available worldwide free of charge. GPS positioning is based on a technique that precisely measures distances from four or more satellites. The satellites continuously transmit precisely timed radio signals using extremely accurate atomic clocks. A GPS receiver measures distances from the satellites in view by determining the travel time of a signal from the satellite to the receiver, and then uses those distances to compute its position. Under normal circumstances, a stand-alone GPS receiver is able to calculate its position at any point on earth, in the earth's atmosphere, or in lower earth orbit, within approximately ten meters, twenty-four hours a day. Much better accuracies are possible through a technique called "differential GPS". In addition, GPS provides extremely accurate time measurement.

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

Results of Operations for the Three Months Ended August 31, 2005 and 2004

         Net sales were approximately $4.8 million for the three months ended August 31, 2005; an increase of approximately $1.1 million compared to the three months ended August 31, 2004 of approximately $3.7 million. This reflects a 30% growth quarter to quarter. Our geomatics segment revenue reflects a moderate increase of 10% quarter to quarter, primarily from our project with Brunei Shell in Asia. Our telematics segment revenue reflects a 116% increase quarter to quarter, primarily from expansion into the Asia and Europe markets.

         On July 20, 2005, the Company announced that it had signed an agreement with Danish Asset/Vehicle Management specialists, North Securities ApS of Kaas, Denmark. The contract value is approximately $3.0 million at July 2005 exchange rates. Shipments began in August 2005. Under this agreement, Astrata will be the exclusive supplier to North Securities of new advanced technological solutions for track/trace and vehicle fleet management systems. In addition, North Securities and Astrata have agreed to combine their respective capabilities to develop solutions that target opportunities across several industries, including mail delivery, property development, transport, electronic security, police and the defense sector. The Company expects that this contract will increase our future revenues.

         On July 28, 2005, the Company announced that it had been awarded a contract by Italy's Motivegeeks for 3,600 GLP units. The first twelve months of the agreement are designed to generate approximately $1.6 million from product sales and, in subsequent years, produce annual recurring revenues to Astrata of approximately $1.5 million. Shipments began in August 2005. As part of the contract, Motivegeeks, a specialist security and vehicle tracking organization, will distribute the Astrata-GLP for asset tracking and fleet management applications throughout Italy, and will also bring to this market a new range of services, including personal and medical information, using the iButton(R) devised by Dalsemi-Maxim (Dallas Semiconductor Corp. and Maxim Integrated Products). Such technology will be integrated by using Astrata's optional secondary processor unit, which has a 'Dallas Semiconductor' interface (a built-in means of communication). The Company expects that this contract will increase our future revenues.

         Gross profit increased approximately $0.3 million to approximately $1.7 million for the three months ended August 31, 2005 compared to the three months ended August 31, 2004 of approximately $1.4 million. As more fully explained in the next two paragraphs, gross profit overall as a percentage of revenue decreased from 39% to 36%.

         Our geomatics margins are subject to changes in product mix of geographic information systems and mapping products; optics and accessories; and our ability to expand into other geographic markets. Our geomatics margins have declined from 35% to 31%. The South African region maintained consist margins quarter to quarter; our contract with Brunei Shell in Asia has significantly lower geomatics margins. This Asia contract is the provision of geomatics equipment as well as various other services which do not generate margins as traditional equipment sales would. With respect to our overall product mix during the current quarter, a greater percentage of sales have been on survey products, however, margins have remained consistent.

         Our telematics location-based service Geo-Location devices are installed for the tracking of customers' remote assets; these devices use cellular networks for the transmission of data from the asset to the client or control center. Our telematics margins have decreased from 54% to 45%. Due to the change in our telematics model from hardware sales to a service based business, these margins are not directly comparable. During the current quarter, approximately 46% of our margin was related to our expansion into Asia and Europe and 54% was related to South Africa. This reflects the geographic expansion of telematics business beyond South Africa.

         Selling general and administrative expenses for the three months ended August 31, 2005 were approximately $3.4 million, an increase of approximately $1.4 million compared to the three months ended August 31, 2004 of approximately $2.0 million. In Africa, overhead was approximately $1.5 million. In 2005, as part of our commitment to global expansion, the Company entered South East Asia (including Singapore, Malaysia, Brunei and Indonesia) and Europe during the latter part of fiscal 2005. This includes facilities for South East Asia in Singapore, Malaysia and Brunei with sales staff of 46 individuals; and facilities for Europe in London and Crawley with sales staff of 22 individuals. The cost of establishing our new operations has been largely in line with expectations, however the time to market and sales penetration was slower than planned and our revenues have been below budget. Our revenues in Europe and Asia have not been sufficient to cover our operating and start-up costs and in turn have resulted in operating losses in excess of budget. Our management believed that while these regions were gaining in penetration in their respective markets, implementation of reductions in the overhead cost base toward the end of the August 31, 2005 quarter were necessary. The South East Asia staff has been reduced from 46 to 41 individuals and the facilities for Europe in Crawley have been closed and the staff of 22 individuals reduced to 15. Our operations in South East Asia and Europe for the quarter ended August, 31 2005 incurred overhead expenses of approximately $0.4 million and $0.8 million, respectively. These expenses are primarily related to staffing, facilities and travel costs. Corporate overhead of approximately $0.7 million included public company expenses of approximately $0.2 million and administrative expenses of approximately $0.5 million for the quarter ended August 31, 2005. Public company expenses include audit expenses, legal fees, and director fees. Administrative expenses primarily include marketing, salaries, facilities and travel expenses. For the three months ended August 31, 2004, the $2.0 million was related to the African operations covering selling, general and administrative expenses of approximately $1.3 million; South East Asia of approximately $0.3 million; and Europe of approximately $0.4 million.

         Research and development expenses were approximately $0.7 million for the three months ended August 31, 2005, and approximately $0.4 million for the three months ended August 31, 2004. Our research and development dollars are currently related to the expansion of our hardware and software development staff and acceleration of the development of GLP derivatives and supplements.

         Interest expense for the three months ended August 31, 2005 was approximately $0.2 million. The current quarter includes the finance costs of approximately $0.1 million directly associated with the debt financing (see Note 4 to the condensed consolidated financial statements included elsewhere herein) and interest expense of approximately $0.1 million.

         Our operating loss for the three months ended August 31, 2005 was approximately $2.4 million, an increase of approximately $1.4 million over the three months ended August 31, 2004 of approximately $1 million. This increase reflects the operating costs of businesses in Asia and Europe; business expansion in Africa; and corporate overhead relating to public company expenses, capital raising, and administrative expenses.

         We are reporting a net loss of approximately $2.6 million or $0.21 per common share for the three months ended August 31, 2005 compared to a net loss of approximately $0.9 million or $0.12 per common share for the three months ended August 31, 2004.

Results of Operations for the Six Months Ended August 31, 2005 and 2004

         Net sales were approximately $8.3 million for the six months ended August 31, 2005; and increase of approximately $1.4 million compared to the six months ended August 31, 2004 of approximately $6.9 million. This reflects a 19% growth period to period. Our geomatics segment revenue reflects growth of approximately $0.5 million for the six months ended August 31, 2005 compared to the six months ended August 31, 2004; this is primarily from our project with Brunei Shell in Asia. Our telematics segment revenue reflects significant growth of approximately $0.9 million for the six months ended August 31, 2005 compared to the six months ended August 31, 2004; primarily from expansion into the Asia and Europe markets.

         On July 20, 2005, the Company announced that it had signed an agreement with Danish Asset/Vehicle Management specialists, North Securities ApS of Kaas, Denmark. The contract value is approximately $3.0 million at July 2005 exchange rates. Shipments began in August 2005. Under this agreement, Astrata will be the exclusive supplier to North Securities of new advanced technological solutions for track/trace and vehicle fleet management systems. In addition, North Securities and Astrata have agreed to combine their respective capabilities to develop solutions that target opportunities across several industries, including mail delivery, property development, transport, electronic security, police and the defense sector. The Company expects that this contract will increase our future revenues.

         On July 28, 2005, the Company announced that it had been awarded a contract by Italy's Motivegeeks for 3,600 GLP units. The first twelve months of the agreement are designed to generate approximately $1.6 million from product sales and, in subsequent years, produce annual recurring revenues to Astrata of approximately $1.5 million. Shipments began in August 2005. As part of the contract, Motivegeeks, a specialist security and vehicle tracking organization, will distribute the Astrata-GLP for asset tracking and fleet management applications throughout Italy, and will also bring to this market a new range of services, including personal and medical information, using the iButton(R) devised by Dalsemi-Maxim (Dallas Semiconductor Corp. and Maxim Integrated Products). Such technology will be integrated by using Astrata's optional secondary processor unit, which has a 'Dallas Semiconductor' interface (a built-in means of communication). The Company expects that this contract will increase our future revenues.

         Gross profit increased approximately $0.3 million to approximately $3.1 million for the six months ended August 31, 2005 compared to the six months ended August 31, 2004 of approximately $2.8 million. As more fully explained in the next two paragraphs, gross profit overall as a percentage of revenue decreased from 40% to 37%.

         Our geomatics margins are subject to changes in product mix of geographic information systems and mapping products; optics and accessories; and our ability to expand into other geographic markets. Our geomatics margins have remained consistent for the six months ended August 31, 2005 to the six months ended August 31, 2004 at 36%. This primarily was due to the South African region improving their average margins period to period while our contract with Brunei Shell in Asia had significantly lower margins in this segment during the six month period. With respect to our overall product mix during the six months ended August 31, 2005, we saw a higher proportion of revenue generated from our geographic information systems and mapping products which have higher margins, which was partly offset by an increase in optics and accessories sales which are at lower margin levels. The proportion of revenue from our construction machine control declined, which have lower margins on average as compared to the Geomatics division as a whole.

         Our telematics margins have decreased from 52% to 40%. Due to the change in our telematics model from hardware sales to a service based business, these margins are not directly comparable. This reflects the geographic expansion of telematics business beyond South Africa. Our telematics location-based service Geo-Location devices are installed for the tracking of customers' remote assets; these devices use cellular networks for the transmission of data from the asset to the client or control center. By default, our GLP uses general packet radio service (or GPRS) for the transmission of
data;   however,  if  this  is  not  available  or  if  an  immediate  emergency transmission is required, the GLP uses short message service or SMS. The fees charged by the cellular providers for SMS transmission are considerably higher than GPRS. The use of SMS for data routing is, however, anticipated to be minimal. During the quarter ended May 31 2005, a significant number of our GLP devices were incorrectly utilizing SMS transmissions when GPRS was available; we incurred excessive airtime costs which could not be recovered from our clients. Once this problem was identified, a software program adjustment was implemented to correct the transmission selection.

         Selling general and administrative expenses for the six months ended August 31, 2005 were approximately $6.7 million, an increase of approximately $2.4 million compared to the six months ended August 31, 2004 of approximately $4.3 million. In Africa, overhead was approximately $2.9 million, approximately $0.9 million of which was attributable to the expansion of our telematics business. In 2005, as part of our commitment to global expansion, the Company entered South East Asia (including Singapore, Malaysia, Brunei and Indonesia) and Europe during the latter part of fiscal 2005. This includes facilities for South East Asia in Singapore, Malaysia and Brunei with sales staff of 46 individuals; and facilities for Europe in London and Crawley with sales staff of 22 individuals. The cost of establishing our new operations has been largely in line with expectations, however the time to market and sales penetration was slower than planned and our revenues have been below budget. Our revenues in Europe and Asia have not been sufficient to cover our operating and start-up costs and in turn have resulted in operating losses in excess of budget. Our management believed that while these regions were gaining in penetration in their respective markets, implementation of reductions in the overhead cost base toward the end of the August 31, 2005 quarter were necessary. The South East Asia staff has been reduced from 46 to 41 individuals and the facilities for Europe in Crawley have been closed and the staff of 22 individuals reduced to
15. Our operations in South East Asia and Europe for the six months ended August, 31 2005 incurred overhead expenses of approximately $1.0 million and $1.9 million, respectively. These expenses are primarily related to staffing, facilities and travel costs. Corporate overhead of approximately $0.9 million included public company expenses of approximately $0.4 million and administrative expenses of approximately $0.5 million for the six months ended August 31, 2005. Public company expenses include audit expenses, legal fees, and director fees. Administrative expenses primarily include marketing, salaries, facilities and travel expenses. For the six months ended August 31, 2004, the $4.3 million was related to the African operations covering selling, general and administrative expenses of approximately $2 million; South East Asia of approximately $0.6 million; Europe of approximately $0.9 million; and corporate overhead of approximately $0.8 million.

         Research and development expenses were approximately $1 million for the six months ended August 31, 2005, and approximately $0.5 million for the six months ended August 31, 2004, an increase of approximately $0.5 million. This is due to the expansion of our hardware and software development staff and acceleration of the development of GLP derivatives and supplements.

         Interest expense for the six months ended August 31, 2005 was approximately $0.8 million. This increase includes the finance costs of approximately $0.4 million directly associated with the debt financing and the bridge loan (see Notes 4 and 5 to the condensed consolidated financial statements included elsewhere herein) and interest expense of approximately $0.4 million.

         Our operating loss for the six months ended August 31, 2005 was approximately $4.6 million, an increase of approximately $2.5 million over the six months ended August 31, 2004. This increase reflects the operating costs of businesses in Asia and Europe; business expansion in Africa; and corporate overhead relating to public company expenses, capital raising, and administrative expenses.

Certain Non-Operating Items

         See "Foreign Currency Exchange Rate Risk" below for discussion of forward foreign exchange contracts.

Net Results of Operations

         We reported a net loss of approximately $5.3 million or $0.44 per common share for the six months ended August 31, 2005 compared to a net loss of approximately $1.9 million or $0.28 per common share for the six months ended August 31, 2004.

Liquidity and Capital Resources

         Total assets decreased by $353,564 from $14,331,007 as of February 28, 2005 to $13,977,443 as of August 31, 2005. The decrease is due to an increase in trade receivables, net of $1,558,114; and an increase in property and equipment, net of $128,138; offset by a reduction in cash of $786,579; a decrease in inventory of $598,261; deferred finance costs of $227,150 related to debt financing and the bridge loan; a decrease in other assets of $146,485 related to Value Added Tax or "VAT" receivable for the European operation; the amortization of intangible assets of $204,108; and a decrease in our investment in an affiliate of $77,233.

         Total liabilities increased by $1,826,734 from $12,973,278 as of February 28, 2005 to $14,800,012 as of August 31, 2005. The increase is due to an increase in trade and accrued payables of $1,485,731; an increase in lines of credit by $1,169,701; an increase in long term debt of $54,012 for operating leases; notes payable received from stockholders of $200,000 for working capital; advances received from officers and directors of $323,597; and debt issuance discount of $130,875 related to the bridge loan; offset by the repayment of $1,500,000 bridge loan; a decrease in liability for foreign exchange loss of $76,641; a decrease in deferred taxes of $39,706; and repayment on long term debt of $49,510.

         Operating activities used approximately $3.8 million in cash for the six months ended August 31, 2005. Our net loss of $5.3 million was the primary component of our negative operating cash flow. Included in such loss were certain non-cash expenses such as the issuance of equity instruments for services of approximately $0.1 million, $0.4 million of deferred finance costs and debt discount fees related to the $1.5 million bridge loan (see below), amortization of deferred compensation cost of $0.2 million, and depreciation and amortization of approximately $0.5 million. The effect of the non-cash expenses described in the preceding sentence was reduced by an unrealized foreign exchange gain of $0.1 million. Negative operating cash flow was further increased by the increase of approximately $1.1 million in trade payables with the extension of payment terms to vendors.

         Cash used in investing activities during the six months ended August 31, 2005 principally related to the purchase of property and equipment of approximately $0.4 million for our expansion into Europe and Southeast Asia; offset by the reduction of investment in an affiliate of approximately $0.1 million.

         Cash flows provided by financing activities during the six months ended August 31, 2005 consisted of approximately $3.1 million of proceeds from the issuance of common stock; approximately $1.3 million advanced on lines of credit; approximately $0.3 million of advances by certain Company stockholders; and approximately $0.2 million advanced as a note payable for working capital from a stockholder. Of this total, $1.5 million was used to repay the aforementioned bridge loan in April 2005.

         At August 31, 2005, the Company had negative working capital of approximately $5.3 million. The primary reason for the working capital deficit is the increase in trade accounts payable.

         It is apparent from this analysis that the Company primarily relied on equity capital, loan proceeds and extended payment terms with certain vendors to fund its operations during the six months ended August 31, 2005. In order for the Company to finance operations and continue its growth plan, substantial additional funding will be required from external sources. Management plans on funding operations through a combination of equity capital, lines of credit, and collateralized debt facilities. Management is currently in negotiations with certain strategic investors, who have expressed an interest in making investments in the Company. In addition, management has revised the Company's business plan and thereby reduced its cash requirements by using alternate channels to access Telematics markets in selected geographic locations. While such revisions may yield immediate improvements in short-term profitability and cash flow, this will be achieved at the cost of a reduction in the Company's future growth rate and profitability, if any.

         Astrata SA has obtained a line of credit for use in its African operations. This line of credit is secured by certain trade accounts receivable and allows for funding up to R10,000,000 (approximately $1.5 million as of August 31, 2005) based on current invoices. Interest on the outstanding balance is charged at the current prime rate in South Africa (10.5% as of August 31,
2005). Astrata SA has drawn approximately $1.4 million on the line of credit as of August 31, 2005. This allows it an additional source of funds of approximately $0.1 million.

         In June 2005, Astrata SA obtained a R7,000,000 line of credit (approximately $1,000,000 as of August 31, 2005) with a South African finance company. This revolving facility is repayable within sixty days of funding with interest at 2% above the South African prime rate plus a 3% fee on each advance, and is secured by subordination of certain intercompany liabilities of Astrata SA and its subsidiary, and a bond secured by certain assets (up to R12,000,000) of our South African subsidiaries. Astrata SA has drawn approximately $0.9 million on this line of credit as of August 31, 2005. This allows it an additional source of funds of approximately $0.1 million.

Liquidity and Going Concern Considerations

         The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. For the six months ended August 31, 2005, we had a net loss of approximately $5.3 million and negative cash flow from operating activities of approximately $3.7 million. In addition, we had a working capital deficit of approximately $5.3 million as of August 31, 2005.

         The Company's independent public accountants have indicated that they will be adding a going concern paragraph to their re-issued audit report on our February 28, 2005 consolidated financial statements that will be included in the second amendment of the Company's registration statement on Form SB-2 to be filed with the SEC. The going concern paragraph will state that there is substantial doubt about the Company's ability to continue as a going concern. Such financial statements were prepared assuming that the Company will continue as a going concern (based upon management's plans discussed herein) which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the aforementioned financial statements and the August 31, 2005 condensed consolidated financial statements included elsewhere herein do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

         Our management is projecting significant growth in telematics sales during fiscal 2006. It is anticipated that this growth will be driven by the Astrata GLP product that was introduced in November 2004 and linked with international sales and a marketing infrastructure that was established in fiscal 2005. However, there can be no assurance that such sales growth will generate margins that provide an adequate return on assets, if at all, or that we will have sufficient resources to produce the products and provide the services required to support any such growth.

         We have various debt facilities which we are currently in negotiations for extension of the due dates (see Note 4 to the condensed consolidated financial statements included elsewhere herein).

         In order for us to fund our operations and continue this growth plan, substantial additional funding will be required from external sources. Management currently intends to fund operations through a combination of equity, lines of credit, and collateralized debt facilities. Management is currently in negotiations with strategic and financial investors, who have expressed an interest in making investments in the Company. These discussions are ongoing, and some of the potential investors are currently conducting their due diligence procedures. However, there can be no assurance of the outcome of these negotiations. In the event that we are not able to secure financing on acceptable terms beyond the $3.2 million of net proceeds received in April and May 2005, and the $1,750,000 of net proceeds to be received from the secured convertible notes issued in October 2005 (see Note 12 to the condensed consolidated financial statements included elsewhere herein), management believes that it has the ability to access debt markets using sale and leaseback arrangements and/or collateralized debt facilities. In addition, management has revised our business plan and thereby reduced our cash requirements by using alternate channels to access telematics markets in selected geographic locations. While such revisions may yield immediate improvements in short-term profitability and cash flow, this will be achieved at the cost of a reduction in ours future growth rate and profitability, if any.

Off Balance Sheet Arrangements

         As of August 31, 2005, there were no off balance sheet arrangements. Please refer to the Commitments and Contingencies footnote to the Company's condensed consolidated financial statements included elsewhere herein.

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

         The principal foreign currency involved is the South African Rand. The Company translates all assets and liabilities at period-end exchange rates and income and expense accounts at average rates during the period. The U.S. dollar strengthened against the Rand by approximately 12% for the six months ended August 31, 2005; and the U.S. dollar strengthened by approximately 1% for the six months ended August 31, 2004. The average U.S. dollar rate weakened against the Rand by approximately 1% for the six months ended August 31, 2005 compared to the six months ended August 31, 2004. This increases both our revenue and costs as compared to previous periods. During the six months ended August 31, 2005, the Company also had transactions denominated in the British Pound, the Singapore dollar, the Malaysian Ringgit, the Brunei dollar, and the New Zealand dollar.

Interest Rate Risk

         Since many of the Company's credit facilities are directly based on various prime rates of interest, the Company is exposed to interest rate risk.

Critical Accounting Policies

         In December 2001, the SEC requested that all registrants explain their most "critical accounting policies" in the Management Discussion and Analysis section of their 34 Act periodic reports. The SEC indicated that a critical accounting policy is one which is both important to the portrayal of the Company's financial condition and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

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

Long-Lived Assets

         The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.

         As of August 31, 2005, management has determined that no such impairment exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's services and products will continue which could result in impairment of long-lived assets in the future.

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

         The principal effect of SFAS No. 142 on the Company's consolidated financial statements is that goodwill is not required to be amortized.

Revenue Recognition

         The Company's revenues are recorded in accordance with the SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met. Activation service fees are deferred and recognized over the life of the contractual customer relationship.

         When the ultimate outcome of a transaction is uncertain, revenue is recognized only to the extent that costs are recoverable from our customer. When the outcome of a qualifying transaction involving the sale of products and/or the rendering of services can be estimated reliably, revenue associated with the transaction is recognized by reference to the stage of completion of the transaction. The stage of completion is estimated by whichever of the following methods is considered most indicative of the physical completion under the circumstances of the specific transaction: a survey of the work performed, services completed as a percentage of total services required by the agreement, or costs incurred to date as a percentage of the most recent estimate of total costs to be incurred under the related contract or other agreement. Amounts which are billable under the terms of the contract may not reflect earned revenue under this accounting policy. Thus, amounts invoiced that have not been earned are reported as a liability in the Company's consolidated balance sheet.

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

         The Company accounts for its contract with the Singapore government under AICPA Statement of Position 81-1, using the percentage-of-completion method. The Company generally measures progress toward completion based on the cost incurred to date as a percentage of management's most recent estimate of total contract cost. Product delivery and installation are separate deliverables under the terms of the contract, and the related revenue is not recognized until the necessary activities have been completed.

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

Item 3.  Controls and Procedures

         We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2005, our disclosure controls, and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended August 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

         None

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

Exhibit 10.3 Amended and Restated Promissory Note of Astrata Group Incorporated in favor of Walter Jared Frost dated September 27, 2004 incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

Exhibit 10.4 Common Stock Purchase Warrant for 48,000 shares of Astrata Group Incorporated common stock in favor of Walter Jared Frost dated September 27, 2004 incorporated by reference to Exhibit
                  10.4 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

Exhibit 10.5 Registration Rights Agreement between Astrata Group Incorporated and Walter Jared Frost dated September 27, 2004 incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

Exhibit 10.6 Common Stock Purchase Warrant for 32,000 shares of Astrata Group Incorporated common stock in favor of Walter Jared Frost dated November 30, 2004 incorporated by reference to Exhibit
                  10.6 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

Exhibit 10.7 Promissory Note of Astrata Group Incorporated in favor of Walter Jared Frost dated December 14, 2004 incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

Exhibit 10.8 Common Stock Purchase Warrant for 12,000 shares of Astrata Group Incorporated common stock in favor of Walter Jared Frost dated December 14, 2004 incorporated by reference to Exhibit
                  10.8 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

Exhibit 10.9 Registration Rights Agreement between Astrata Group Incorporated and Walter Jared Frost dated December 14, 2004 incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

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

Exhibit No.       Description
-----------       -----------

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

Exhibit 10.20 Form of short-term conversion Warrant to Purchase Shares of Astrata Group Incorporated common stock dated February 22, 2005 incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

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

Exhibit 10.28 Securities Purchase Agreement dated as of October 7, 2005 by and among Astrata Group Incorporated and the investors set forth on the signature pages thereto incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 7, 2005.

Exhibit No.       Description
-----------       -----------

Exhibit 10.29     Form of Stock Purchase  Warrant  incorporated  by reference to
                  Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 7, 2005.

Exhibit 10.30 Form of Callable Secured Convertible Note incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 7, 2005.

Exhibit 10.31 Registration Rights Agreement dated as of October 7, 2005 by and among Astrata Group Incorporated and the investors set forth on the signature pages thereto incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on October 7, 2005.

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

----------
*  Filed herewith

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astrata Group Incorporated

By:        /s/ Martin Euler                              Date:  October 17, 2005
           ------------------------
           Martin Euler
           Chief Financial Officer,
           Principal Accounting Officer and Secretary

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