Form 10QSB
period 2005-11-30
ASTRATA GROUP INC
filed 2006-01-23
CIK 1071157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                                   -----------


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended: NOVEMBER 30, 2005


     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

            For the transition period from __________ to ___________


                        Commission file number: 000-32475


                           ASTRATA GROUP INCORPORATED
                           --------------------------
                 (Name of small business issuer in its charter)


              NEVADA                                       84-1408762
              ------                                       ----------
 (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

  1801 CENTURY PARK EAST, SUITE 1830, LOS ANGELES, CALIFORNIA    90067-2320
  -----------------------------------------------------------    ----------
             (Address of principal executive offices)            (Zip Code)


Issuer's telephone number:  (310) 282-8646
                             -------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 20, 2006: 12,358,196

Transitional Small Business Disclosure Format (Check One):  Yes: __ ; No: X

                                TABLE OF CONTENTS

                                                                            Page

 Part I - Financial Information

      Item 1   Financial Statements..........................................F-1

               Condensed Consolidated Balance Sheet as of November 30, 2005..F-1

               Condensed Consolidated Statements of Operations and
               Comprehensive Loss for the three and nine-months
               ended November 30, 2005 and 2004..............................F-2

               Condensed Consolidated Statements of Cash Flows for the
               Nine-months ended November 30, 2005 and 2004..................F-3

               Notes to Condensed Consolidated Financial Statements..........F-5

      Item 2   Management's Discussion and Analysis or Plan of Operation.......1

      Item 3   Controls and Procedures........................................12

 Part II - Other Information

      Item 1   Legal Proceedings..............................................13

      Item 2   Unregistered Sales of Equity Securities and Use of Proceeds....13

      Item 3   Defaults upon Senior Securities................................13

      Item 4   Submission of Matters to a Vote of Security Holders............13

      Item 5   Other Information..............................................13

      Item 6   Exhibits.......................................................14

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                November 30, 2005

                                     ASSETS
Current assets:
     Cash and cash equivalents                                     $    850,837
     Trade and other receivables, net                                 3,547,194
     Inventories                                                      3,312,758
     Deferred financing costs, net                                      105,000
     Other assets                                                       204,541
                                                                   ------------
Total current assets                                                  8,020,330
Property and equipment, net                                           1,520,881
Intangible assets, net                                                1,377,570
Goodwill                                                              1,887,676
Investment in and advances to affiliate                                   8,403
                                                                   ------------

Total assets                                                       $ 12,814,860
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable and accrued liabilities                      $  9,790,979
     Lines of credit                                                  1,646,752
     Debenture, net of discounts                                        297,000
     Income taxes payable                                               207,511
     Notes payable to stockholders                                    2,509,607
     Current portion of redeemable preferred stock of subsidiary        858,924
     Current portion of other long-term liabilities                      82,641
                                                                   ------------
Total current liabilities                                            15,393,414
Redeemable preferred stock of subsidiary                                283,783
Long-term liabilities                                                    82,548
Deferred tax liability                                                  454,867
                                                                   ------------
Total liabilities                                                    16,214,612
                                                                   ------------
Minority interest                                                        35,132
Commitments and contingencies
Stockholders' deficit:
     Preferred stock, $0.0001 par value, 10,000,000 shares
       authorized, none issued or outstanding                              --
     Common stock, $0.0001 par value, 40,000,000 shares
       authorized, 12,518,394 issued and 12,358,196 outstanding           1,251
     Treasury stock, at cost                                           (483,798)
     Additional paid-in capital, net                                 13,367,886
     Deferred compensation cost                                        (457,250)
     Accumulated deficit                                            (16,053,432)
     Accumulated other comprehensive income                             190,459
                                                                   ------------
Total stockholders' deficit                                          (3,434,884)
                                                                   ------------

Total liabilities and stockholders' deficit                        $ 12,814,860
                                                                   ============

  See accompanying notes to these condensed consolidated financial statements.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                  Three Months Ended November 30,  Nine Months Ended November 30,
                                                       2005            2004            2005            2004
                                                   ------------    ------------    ------------    ------------
                                                                                                   (As Restated)

Net sales                                          $  3,884,772    $  4,131,488    $ 12,171,470    $ 11,068,809
Cost of goods sold                                    2,568,050       2,483,345       7,776,225       6,657,486
                                                   ------------    ------------    ------------    ------------
Gross profit                                          1,316,722       1,648,143       4,395,245       4,411,323
Selling, general and administrative expenses          3,332,392       2,271,233       9,984,301       6,599,346
Research and development                                457,835         383,005       1,475,125         904,252
                                                   ------------    ------------    ------------    ------------
Operating loss                                       (2,473,505)     (1,006,095)     (7,064,181)     (3,092,275)
                                                   ------------    ------------    ------------    ------------
Other income (expense):
     Interest expense                                  (994,011)       (104,972)     (1,796,817)       (118,982)
     Unrealized foreign exchange loss                      --          (182,000)           --          (182,000)
     Other income                                        89,635          51,768          85,330         237,309
                                                   ------------    ------------    ------------    ------------
Total other (expense)                                  (904,376)       (235,204)     (1,711,487)        (63,673)
                                                   ------------    ------------    ------------    ------------
Loss before minority interest and
     provision for income taxes                      (3,377,881)     (1,241,299)     (8,775,668)     (3,155,948)
Income tax provision                                    (42,572)         98,620         (90,786)        149,464
                                                   ------------    ------------    ------------    ------------
Loss before minority interest                        (3,335,309)     (1,339,919)     (8,684,882)     (3,305,412)
Equity in net earnings (loss) of affiliate              (47,356)         39,025         (43,687)         39,025
Minority interest                                        (3,816)           (651)          2,958          26,632
                                                   ------------    ------------    ------------    ------------

Net loss                                           $ (3,386,481)   $ (1,301,545)   $ (8,725,611)   $ (3,239,755)
                                                   ============    ============    ============    ============
Comprehensive loss and its components
consist of the following:
     Net loss                                      $ (3,386,481)   $ (1,301,545)   $ (8,725,611)   $ (3,239,755)
     Foreign currency translation
     adjustment, net of tax                              35,197        (267,010)       (192,307)       (330,204)
                                                   ------------    ------------    ------------    ------------

Comprehensive loss                                 $ (3,351,284)   $ (1,568,555)   $ (8,917,918)   $ (3,569,959)
                                                   ============    ============    ============    ============

Loss per common share: *
     Basic                                         $      (0.27)   $      (0.13)   $      (0.72)   $      (0.39)
     Diluted                                       $      (0.27)   $      (0.13)   $      (0.72)   $      (0.39)

Weighted average common shares outstanding: *
     Basic                                           12,399,885      10,400,000      12,131,689       8,337,500
                                                   ============    ============    ============    ============

     Diluted                                         12,399,885      10,400,000      12,131,689       8,337,500
                                                   ============    ============    ============    ============

*  As restated for the nine-month period ended November 30, 2004


  See accompanying notes to these condensed consolidated financial statements.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                    2005           2004
                                                                -----------    -----------
                                                                               (As Restated)

CASH FLOW FROM OPERATING ACTIVITIES:
     Net loss                                                   $(8,725,611)   $(3,239,755)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
         Gain on sale of property and equipment                      (4,721)          --
         Depreciation and amortization                              713,611        420,583
         Amortization of deferred compensation cost                 281,250           --
         Deferred finance costs and debt discount                   474,025           --
         Issuance of equity instruments for services                177,125        519,737
         Issuance of stock for reorganization                          --          954,294
         Equity in net earnings of affiliate                        (43,687)       (39,025)
         Minority interest                                            2,958         76,590
         Deferred income taxes                                      (57,932)       (67,000)
         Unrealized foreign currency exchange (gain) loss           (73,985)       182,000
     Changes in operating assets and liabilities:
         Accounts receivable                                     (1,192,356)      (271,679)
         Inventories                                                256,904     (1,926,000)
         Other assets                                                17,739        (56,141)
         Accounts payable and accrued liabilities                 4,497,048      1,465,820
                                                                -----------    -----------
Net cash used in operating activities                            (3,677,632)    (1,980,576)
                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                            (629,907)      (651,035)
     Proceeds from sale of assets                                    14,899           --
     Investment in affiliates                                       175,131         (3,767)
     Advances for acquisitions                                         --         (345,657)
     Cash of acquired company                                          --          678,608
                                                                -----------    -----------
Net cash used in investing activities                              (439,877)      (321,851)
                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long term liabilities                             (70,419)       (24,542)
     Repayment of bridge loan                                    (1,500,000)          --
     Repayment of advance from stockholders                        (116,289)          --
     Proceeds from notes payable                                    113,336        141,803
     Proceeds from lines of credit, net                             614,724      1,192,747
     Proceeds from note payable to stockholders                     563,103      2,078,686
     Proceeds from debenture                                      1,200,000           --
     Proceeds from issuance of common stock                       3,073,234           --
                                                                -----------    -----------
Net cash provided by financing activities                         3,877,689      3,388,694
                                                                -----------    -----------
Effect of foreign currency exchange rate changes
     on cash and cash equivalents                                  (190,407)      (487,411)
Net (decrease) increase in cash and cash equivalents               (430,227)       598,856
Cash and cash equivalents at beginning of period                  1,281,064        264,067
                                                                -----------    -----------
Cash and cash equivalents at end of period                      $   850,837    $   862,923
                                                                ===========    ===========

                                   (Continued)

  See accompanying notes to these condensed consolidated financial statements.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                   (Continued)


                                                                                  2005          2004
                                                                              -----------    -----------
Cash paid during the period for:
     Interest                                                                 $   244,378    $    28,482
                                                                              ===========    ===========
     Income taxes                                                             $      --      $   152,919
                                                                              ===========    ===========
Supplemental disclosure of non-cash investing and financing activities:

Pre-August 2, 2004 condensed assets, liabilities and equity of
Astrata Technologies not included above are as follows:
     Purchase price in common stock                                                          $ 1,048,844
     Assets (excluding cash)                                                                     739,132
     Liabilities                                                                                 193,802
     Minority interest                                                                           175,094
                                                                                             -----------
         Cash of acquired company                                                            $ 2,156,872
                                                                                             ===========


SureTrack separation agreement:
     Goodwill                                                                 $   601,346
     Other intangible assets                                                      136,247
     Accounts payable                                                            (212,921)
     Deferred taxes                                                               (40,874)
     Treasury stock                                                              (483,798)
                                                                              -----------
                                                                              $      --
                                                                              ===========



          See the accompanying notes for information on other non-cash investing and financing activities

  See accompanying notes to these condensed consolidated financial statements.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


1. ORGANIZATION AND BASIS OF PRESENTATION

Organization
------------

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

        Because of the structure of the Merger Transaction, Cetalon's acquisition of Cadogan (including its subsidiary) and Optron Technologies was accounted for as a "reverse merger" because the stockholders of Cadogan and Optron Technologies, as the legal acquirees, obtained more than 50% voting control of Cetalon, the legal acquiror. Since the stockholders of Cadogan obtained majority voting control of Cetalon, for accounting purposes Cadogan has been treated as the continuing reporting entity and the accounting acquiror in the Merger Transaction. As a result, the accompanying November 30 2004 condensed consolidated financial statements are those of Cadogan and its majority-owned subsidiaries.

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

Nature of Operations
--------------------

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

        The Company provides advanced positioning products, as well as monitoring and airtime services to industrial, commercial, governmental entities, academic/research institutions, and professional customers in a number of markets including surveying, utility, construction, homeland security, military, intelligence, mining, agriculture, marine, public safety, and transportation. The Company leases facilities which accommodate the assembly, testing, and research and development personnel with thirteen years of experience in position and wireless communication technology of fleet management products. GSM (Global System for Mobile Telecommunications) is the dominant cellular telephone standard currently developed throughout the world.

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

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

        Since many of the Company's sales and some of its purchase transactions are denominated in foreign currencies, the Company is exposed to foreign currency exchange rate risk. Astrata SA purchases forward foreign exchange contracts to cover certain product - purchase transactions denominated in U.S. dollars. During the nine months ended November 30, 2005, the South African Rand strengthened against the U.S. dollar, and the Company reported an immaterial unrealized loss on forward foreign exchange contracts.

Basis of Presentation
---------------------

        Management of the Company has prepared, without audit, the accompanying condensed consolidated financial statements for the three and nine months ended November 30, 2005 and 2004. The information furnished has been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial reporting. Accordingly, certain disclosures normally included in a complete set of financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included and (except as described in Note 14) are only of a normal recurring nature. The results of operations for the nine months ended November 30, 2005 are not necessarily indicative of the results of operations for the year ending February 28, 2006.

Liquidity and Going Concern Considerations
------------------------------------------

        The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the nine months ended November 30, 2005, the Company had a net loss of approximately $8.7 million; negative cash flow from operating activities of approximately $3.7 million; and negative equity of $3.4 million. In addition, the Company had a working capital deficit of approximately $7.4 million as of November 30, 2005.

        The Company's independent public accountants have included a going concern paragraph in their re-issued audit report on our February 28, 2005 consolidated financial statements included in the Company's amended registration statement on Form SB-2 filed with the Securities and Exchange Commission (the "SEC") on October 27, 2005. The going concern paragraph states that there is substantial doubt about the Company's ability to continue as a going concern. Such financial statements and the accompanying November 30, 2005 condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern (based upon management's plans discussed in this Note) which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the aforementioned financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

        Management of the Company is projecting growth in telematics sales during fiscal 2006. It is anticipated that this growth will be driven by the Astrata Geo-Location Platform ("GLP") product that was introduced in November 2004, linked with international sales and a marketing infrastructure that was established in fiscal 2005. However, there can be no assurance that such sales growth will generate margins that provide an adequate return on assets, if at all, or that we will have sufficient resources to produce the products and provide the services required to support any such growth.

        The Company has various debt facilities which it is currently in negotiations for extension of the due dates (see Note 4).

In order for the Company to fund its operations and continue this growth plan, substantial additional funding will be required from external sources. Management currently intends to fund operations through a combination of equity, lines of credit, and collateralized debt facilities. Management is currently in negotiations with strategic and financial investors, who have expressed an interest in making investments in the Company. These discussions are ongoing, and one of the potential investors is currently conducting its due diligence procedures. However, there can be no assurance of the outcome of these negotiations. In the event that the Company is not able to secure financing on acceptable terms beyond the $3.2 million of net proceeds received in April and May 2005 (see Note 6) and the $1,750,000 related to the October 2005 debt financing described in Note 5, management believes that it has the ability to access debt markets using sale and leaseback arrangements and/or collateralized debt facilities. In addition, management has revised the Company's business plan and thereby reduced its cash requirements by using alternate channels to access telematics markets in selected geographic locations. While such revisions may yield immediate improvements in short-term profitability and cash flow, this will be achieved at the cost of a reduction in the Company's future growth rate and profitability, if any.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES

        The significant accounting policies presented below are designed to assist in understanding the Company's condensed consolidated financial statements. Such financial statements and accompanying notes are the representation of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to GAAP in all material respects, and have been consistently applied in preparing the accompanying condensed consolidated financial statements. The selected significant accounting policies described below should be read in conjunction with the Company's February 28, 2005 annual report on Form 10-KSB (filed with the SEC on June 14, 2005), which includes all of the Company's significant accounting policies.

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

Concentrations
--------------

        The financial instrument that potentially exposes the Company to a concentration of credit risk principally consists of cash. The Company deposits its cash with high credit financial institutions, principally in the Republic of South Africa. This country does not have any institutional depository insurance comparable to the United States, which insures bank balances up to $100,000. At November 30, 2005, the Company's foreign bank balances approximated $700,000. The Company had approximately $150,000 in U.S. bank accounts, which are insured by the Federal Deposit Insurance Corporation to $100,000.

        The Company does not require collateral from its customers, but performs ongoing credit evaluations of its customers' financial condition. Credit risk with respect to the accounts receivable is limited because of the large number of customers included in the Company's customer base and the geographic dispersion of those customers. The Company also performs periodic reviews of collectibility and provides an allowance for doubtful accounts receivable. Management considers the allowance for doubtful accounts receivable at November 30, 2005 of approximately $71,000 to be adequate.

Inventories
-----------

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

Property and Equipment
----------------------

        Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the assets, which generally range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease terms. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement, other disposition of property and equipment or termination of a lease, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in results of operations.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

Goodwill and Other Intangible Assets
------------------------------------

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

Long-Lived Assets
-----------------

        SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.

        The first update of the fiscal 2006 budget for the Company's South African subsidiaries was completed in August 2005, after the Company's May 31, 2005 Form quarterly report on 10-QSB was filed with the SEC. This revised fiscal 2006 budget suggested that the original budgets for those subsidiaries were not achievable. Thus, management conducted an impairment test as of August 31, 2005 of the goodwill recorded by those entities using the latest forecast (for the remainder of the fiscal 2006) and other current information. Management concluded that no impairment of the Company's goodwill existed at August 31, 2005 and, hence, no adjustment of its carrying value was recorded.

        As of November 30, 2005, management has determined that no impairment indicators exist and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's services and products will continue which could result in impairment of long-lived assets in the future.

Revenue Recognition
-------------------

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

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

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

Services Revenue
----------------

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

Research and Development Costs
------------------------------

        Research and development costs relating to GPS positioning hardware and software systems including the GLP to be sold or otherwise marketed that are incurred before technological feasibility of the product has been established and after general release of the product to customers are expensed as incurred. The Company incurred approximately $1.5 million and $0.9 million of research and development expenses during the nine months ended November 30, 2005 and 2004, respectively.

        Management believes that technological feasibility is not established until a beta version of the software product exists. Historically, costs incurred during the period from when a beta version is available until general release to the public have not been material. Accordingly, the Company has not capitalized any computer software development costs.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

Stock-Based Compensation
------------------------

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

        SFAS No. 123, "Accounting for Stock-Based Compensation," if fully adopted, changes the method of accounting for employee stock-based compensation to the fair value based method. For stock options and warrants, fair value is estimated using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the equity instrument, estimated stock-price volatility and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

        Adoption of the accounting methodology of SFAS No. 123 is optional, and the Company has elected to account for stock-based employee compensation using APB Opinion No. 25; however, pro forma disclosures as if the Company had adopted the cost recognition requirement of SFAS No. 123 are required to be presented. For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS No. 123.

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

        SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123," amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At November 30, 2005 the Company had one stock-based employee compensation plan, which is described in Note 6. The following table illustrates the effect on net loss and loss per common share for the three months and nine months ended November 30, 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS No. 123 for its stock-based employee compensation plan.


                                   Three  Months Ended             Nine Months Ended
                              -------------   -------------   -------------   -------------
                               November 30,    November 30,    November 30,   November 30,
                                   2005            2004            2005           2004
                              -------------   -------------   -------------   -------------


Net (loss) as reported        $  (3,386,481)  $  (1,301,545)  $  (8,725,611)  $  (3,239,755)

Stock based compensation,
 net of tax                         (27,078)           --           (86,845)           --
                              -------------   -------------   -------------   -------------
Pro forma net (loss)          $  (3,413,559)  $  (1,301,545)  $  (8,812,456)  $  (3,239,755)
                              -------------   -------------   -------------   -------------
Basic and diluted (loss)
 per common share:
     As reported*             $       (0.27)  $       (0.13)  $       (0.72)  $       (0.39)
                              =============   =============   =============   =============
     Pro forma                $       (0.28)  $       (0.13)  $       (0.73)  $       (0.39)
                              =============   =============   =============   =============

* Restated for the November 2004 periods

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

        The assumptions used in the Black Scholes option pricing model for the above table are as follows:

             Risk-free interest rate                        3%
             Estimated volatility                         133%
             Expected life (years)                           3
             Expected dividend yield                        --

        The above pro forma effect of applying SFAS 123 is not necessarily representative of the impact on the results of operations for future years.

Recently Issued Accounting Pronouncements
-----------------------------------------

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

3. INVENTORY

        Inventories consisted of the following as of November 30, 2005:



                   South Africa      Europe          Asia           U.S.           Total
                   ------------   ------------   ------------   ------------    ------------

Raw materials      $    386,308   $       --     $       --     $       --      $    386,308
Work in progress        347,734           --             --             --           347,734
Finished goods        2,291,863        129,165        178,958         18,775       2,618,761
                   ------------   ------------   ------------   ------------    ------------
Provision               (40,045)          --             --             --           (40,045)
                   ------------   ------------   ------------   ------------    ------------
Net                $  2,985,860   $    129,165   $    178,958   $     18,775    $  3,312,758
                   ============   ============   ============   ============    ============



4.  NOTES PAYABLE TO STOCKHOLDERS

        In September 2004, Astrata Group entered into a series of agreements, pursuant to which a stockholder (who then beneficially owned approximately 5.5% of the Company's outstanding common stock) lent $1.5 million to Astrata Group, as an unsecured note payable. Under the amended loan agreement described in the following paragraph, the principal is due upon fifteen days' written demand, but no later than June 30, 2005. Interest at a fixed rate of 15%, compounded annually, is due and payable concurrently with the principal. The outstanding balance of this demand note was $1,500,000 as of November 30, 2005 and is included in notes payable to stockholders in the accompanying condensed consolidated balance sheet. The transaction described above constituted an exempt offering under Rule 506 of Regulation D to a single accredited investor. The note was not paid on the due date, nor has demand for payment been made by the holder. We are currently negotiating new terms with the holder.

        In November 2004, with retroactive effect to the date of the original borrowing, Astrata Group and the holder amended the promissory note described in the preceding paragraph. Subject to an earlier demand for repayment, the creditor was granted the option to convert any or all of the principal and interest into shares of the Company's common stock at an initial conversion price of $5.00, subject to certain adjustments and anti-dilution provisions. The holder's conversion privilege expires when the Company has privately issued its common stock for an aggregate of at least $10 million. In connection with such amendment, the Company also granted warrants (which vested and become fully exercisable on the grant date) to the holder to purchase up to 32,000 shares of the Company's common stock with an initial exercise price of $5.00 per share.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

        In October 2004, Astrata Group entered into an agreement pursuant to which a stockholder agreed to lend $600,000 to Astrata Group, as an unsecured credit facility. The note accrues interest at 3% above the U.S. prime rate (7.25% at November 30, 2005). Principal and accrued interest was due by June 30, 2005. The outstanding balance is approximately $376,000 as of November 30, 2005 and is included in notes payable to stockholders in the accompanying condensed consolidated balance sheet. The original note of $151,000 was not paid on June 30, 2005, and along with additional funds of $225,000 was negotiated to become due and payable on September 30, 2005. We have not paid the notes as of November 30, 2005. We are currently negotiating new terms with the holder.

        In November 2004, Astrata Group received an unsecured advance from an officer/stockholder in the amount of $42,781. This advance accrues interest at the London Inter-bank Offered Rate ("LIBOR") (4.3% at November 30, 2005) plus 3%, and had an original maturity date of March 1, 2005. The maturity date was extended to June 30, 2005 and has recently become a demand note. The outstanding balance of this note payable was $42,781 as of November 30, 2005 and is included in advances from stockholders in the accompanying condensed consolidated balance sheet.

        In December 2004, Astrata Group sold a $384,000 convertible demand note to one of its stockholders, who then beneficially owned approximately 6% of the Company's outstanding common stock and had previously lent Astrata Group $1.5 million on an unsecured basis (see the first paragraph of this Note). The holder's conversion privilege expires when the Company has privately issued its common stock for an aggregate of at least $10 million. The principal is due upon fifteen days' written demand, but no later than June 30, 2005. Interest at a fixed rate of 15%, compounded annually, is due and payable concurrently with the principal. The outstanding balance of this note was $384,000 as of November 30, 2005 and is included in notes payable to stockholders in the accompanying condensed consolidated balance sheet. The transaction described in this paragraph constituted an exempt offering under Rule 506 of Regulation D to an accredited investor. The note was not paid on the due date, nor was demand for payment made by the holder. We are currently negotiating new terms with the holder.

        During the quarter ended May 31, 2005, a director of the Company, two of its executive officers, and a director of two wholly-owned subsidiaries of the Company provided unsecured short-term loans to four subsidiaries of the Company totaling $323,000. Of this amount, loans of approximately $157,000 and $50,000 were due on November 30, 2005 and June 30, 2005, respectively; the remaining loans do not have a scheduled due date at this time. The $157,000 loan bears interest at LIBOR plus 3%. The total borrowings also include a loan of $116,000, which bears interest at 11% per annum. The other $50,000 of loans described in the first sentence of this paragraph accrues interest at LIBOR plus 3%. The total outstanding balance of the notes approximates $207,000 as of November 30, 2005 and is included in notes payable to stockholders in the accompanying condensed consolidated balance sheet. The $157,000 and $50,000 advances due on November 30, 2005 and June 30, 2005, respectively, have not been paid and have been converted to demand notes with the other terms remaining the same. The loan for $116,000 was paid during the quarter ended November 30, 2005

5. OTHER DEBT TRANSACTIONS

Lines of Credit
---------------

        Astrata SA has secured a line of credit for use in its South Africa operations. The line of credit is secured by certain trade accounts receivable and allows for funding up to 70% of the outstanding accounts receivable with a maximum of R10,000,000 (approximately $1.5 million at November 30, 2005). Interest on the outstanding balance is charged at the current prime rate in South Africa (10.5% as of November 30, 2005). The outstanding balance is approximately $1.0 million as of November 30, 2005, and is included in lines of credit in the accompanying condensed consolidated balance sheet.

        In June 2005, Astrata SA obtained a R7,000,000 line of credit (approximately $1.1 million as of November 30, 2005) from a South African finance company. This revolving facility is repayable within sixty days of funding with interest at 2% above the South African prime rate plus a 3% fee on each advance, and is secured by subordination of certain intercompany liabilities of Astrata SA and its subsidiary, and a bond secured by certain assets (up to R12,000,000) of the Company's South African subsidiaries. The outstanding balance is approximately $0.6 million as of November 30, 2005, and is included in lines of credit in the accompanying condensed consolidated balance sheet.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

Bridge Loan
-----------

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

        In accordance with EITF Issue No. 88-9 and APB Opinion No. 14, the Company allocated a portion of the $1,500,000 loan proceeds to the warrants issued. The amount allocated was approximately $196,000, which was originally recorded as additional paid-in capital and a debt issue discount. The debt issue discount was amortized on a straight-line basis to interest expense over the life of the loan (considering its early maturity of April 26, 2005). During the quarter ended May 31, 2005, amortization of the remaining debt issue discount resulted in expense of approximately $131,000, which is included in interest expense in the accompanying condensed consolidated statement of operations for the nine months ended November 30, 2005.

        On June 27, 2005, the Company filed the registration statement required by the bridge loan and by certain other transactions, including those described in the "Issuance of Common Stock and Other Equity Instruments" section of Note
6. As of January 20, 2006, such registration statement had not been declared effective by the SEC.

Debt Financing Transaction
--------------------------

        In October 2005, the Company completed a private placement financing transaction and agreed to issue secured convertible notes payable to a group of accredited investors in the total amount of $2,170,000. The Company received $700,000 in cash on October 7, 2005, and $500,000 on November 22, 2005. The remaining $550,000 of net proceeds have been placed in an escrow account and will be released when the related registration statement (see below) is declared effective by the SEC. These notes payable, which are due October 2008, are convertible into shares of the Company's common stock at any time at the holder's option at a fixed price of $0.78 per share.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

        The excess of the face amount of the notes payable over the net proceeds principally represents interest at a rate of approximately 5.7% per annum. The Company has recorded cash of $1.2 million, debt discount of $288,000, and a credit to debentures payable of $1,488,000 for the two tranches that funded during the November 30, 2005 quarter. The debt discount is being amortized over the three-year life of the debt. Accordingly, the Company recorded amortization of the debt discount of approximately $9,000 during the quarter ended November 30, 2005, which is included in interest expense in the accompanying condensed consolidated statements of operations.

        If the notes payable are not repaid when due, the annual interest rate will be increased by 15%. These notes payable are secured by all of Astrata Group's property and equipment, trade and other accounts receivable, inventory, general intangible assets (including but not limited to all licenses, distributorship agreements, customer lists, goodwill, trade names, patents and patent applications), and all of Astrata Group's other intellectual property including software code and related documentation, trade secrets, and copyrights. However, there is no security in favor of the lenders at the level of Astrata Group's subsidiaries. Such notes payable are also collateralized by the assignment of 900,000 shares of the Company's common stock owned by certain members of the Company's executive management team.

        In connection with the transaction described above, the Company also issued five-year warrants to purchase a total of up to 480,000 shares of its common stock at an exercise price of $2.00 per share. Such warrants vested and became fully exercisable upon issuance. Concurrently with the Company's receipt of the remaining tranche of net proceeds under the secured convertible notes payable, the Company will issue additional warrants to purchase up to 220,000 additional shares of its common stock, for an aggregate issuance of warrants to purchase a maximum of 700,000 shares. However, the exercise of such warrants and/or the conversion of the related notes payable may not result in ownership (other than unexercised warrants and any unconverted notes payable) by any creditor and its affiliates of more than 4.99% of the Company's then outstanding shares of common stock.

        The creditors/warrant holders in the above transaction have certain registration rights for the common stock underlying both the warrants and the convertible debt. The related registration rights agreement includes financial penalties because the Company failed to meet the registration statement effectiveness deadline, which was January 16, 2006. Such penalty, which is 2% per month (approximately $43,000/month), can be paid in common stock at the option of the Company. See Note 14 for additional information.

        Under the circumstances described in the following sentence, the Company would be in default of the aforementioned notes payable. As explained above, the Company failed to meet the registration statement effectiveness-date deadline; if and when the creditors provide the Company with the contractually required notice to that effect, this condition will become an "Event of Default" as defined in the underlying debt agreements. When a default event exists, the notes become immediately due and payable. The Company would then be obligated to pay, within forty five days of the receipt of any such notice, the sum of (a) 130% of the then outstanding principal amount, (b) additional interest at an annual rate of 15% (commencing on the forty-sixth day after receipt of the notice), (c) any unpaid liquidated damages for failure to meet the registration statement deadline, and (d) certain other penalties if the Company had previously been unable to timely deliver the common stock required to effect a partial or complete conversion of any of the notes payable.

        In connection with the October 2005 debt financing transaction, the Company also issued warrants to purchase 93,400 shares of its common stock for placement agent services. Such warrants were valued at $111,000 using the Black-Scholes option pricing model. Accordingly, the Company recorded deferred financing costs of approximately $111,000 and a corresponding credit to additional paid-in capital; the deferred financing cost is being amortized over the three-year life of the debt. This resulted in expense of approximately $6,000 for the quarter ended November 30, 2005, which is included in interest expense in the accompanying condensed consolidated statements of operations.

ACCOUNTING FOR CERTAIN ELEMENTS OF THE OCTOBER 2005 DEBT FINANCING TRANSACTION

        Registration Rights Penalty
        ---------------------------

        As noted above, the creditors/warrant holders (hereinafter collectively referred to as "the investors") in the October 2005 debt financing transaction (the "debt financing transaction") have certain registration rights for the common stock underlying both the warrants and the convertible debt. On October 27, 2005, the Company satisfied the filing-date deadline (which was November 21,

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

2005) by filing the second amendment of its Form SB-2 registration statement. See Note 14 for a discussion of accounting for the contractual financial penalties associated with the investors' other registration rights.

        The Company's accounting for certain other elements of the debt financing transaction is discussed below.

        The Conversion Option
        ---------------------

        As amended, SFAS No. 133 ("Accounting for Derivative Instruments and Hedging Activities") states that a contract issued by an entity that is both (a) indexed to its own stock and (b) would be classified in stockholders' equity if it were a freestanding financial instrument is not a derivative for purposes of that pronouncement. Management has concluded that the debt financing transaction's conversion option is "indexed to the Company's own stock" as that term is defined by EITF Issue No. 01-6 ("The Meaning of Indexed to a Company's Own Stock"). In addition, since the debt financing transaction has been determined to be a "conventional convertible debt instrument" as defined in EITF Issue No. 05-2, the requirements of EITF Issue No. 00-19 ("Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock") do not apply. Lastly, the debt host contract is not a derivative in its entirety and (based on SFAS No. 133) the conversion option need not be bifurcated from such contract. Therefore, the conversion option is not a derivative instrument as contemplated by EITF Issue No. 00-19 ("EITF 00-19") or SFAS No. 133. As explained below, the Company has therefore applied intrinsic value accounting to the beneficial conversion feature ("BCF") embedded in the conversion option.

        Intrinsic Value Accounting for the BCF
        --------------------------------------

        As explained in the following paragraph, the Company has accounted for the BCF in the debt financing transaction in accordance EITF Issue No. 98-5, EITF Issue No. 00-27, and APB Opinion No. 14.

        The excess of the proceeds over the estimated fair value of the warrants (see "Accounting for the Warrants" below) of approximately $955,000 was used to calculate the effective conversion price of $0.50 per share. The difference between the effective conversion price and the fair value of the debt at the commitment date of $0.75 per share resulted in a "theoretical" beneficial conversion feature of approximately $1,445,000. Since the BCF cannot exceed the proceeds allocated to the debt, the Company recorded a debt issuance discount on the notes payable of $955,000 which is being amortized to interest expense (using the effective interest method) over the three-year term of the notes. The Company recorded interest expense of approximately $42,000 during the quarter ended November 30, 2005 in the accompanying condensed consolidated statements of operations.

        Accounting for the Warrants
        ---------------------------

        Under GAAP, accounting for certain warrants can be significantly affected by the terms of a registration rights penalty. In the debt financing transaction, once the registration statement required by the registration rights agreement (the "Agreement") has been declared effective by the SEC, the Company's liability for the registration rights penalty will cease only if (1) the registration statement's effectiveness is maintained for the time period defined in the Agreement, (2) the Company otherwise complies with SEC Rule 415 (which governs continuous offerings) during the time period set forth in the Agreement, (3) the Company's common stock continues to be quoted on the Over-the-Counter Bulletin Board, and (4) trading in the Company's common stock is not halted. However, the Agreement limits the registration rights penalty to a specific time period only when the continuing requirements described in the preceding sentence have been met, and it does not explicitly limit the maximum dollar amount of any such penalty.

        Based on the preceding paragraph, the registration rights penalty could exceed the difference between the fair value of a registered share of the Company's common stock and the estimated fair value of an unregistered share. According to EITF 00-19, the ability to register a company's securities is not within the issuer's control. Furthermore, since payment of a penalty in an indeterminate amount is considered an uneconomic settlement alternative, EITF 00-19 requires the Company to assume that the warrant will be net-cash settled even though the warrant agreement does not include any such provision. Therefore, the warrants (which are an embedded derivative) have been separated from the convertible debt instrument, reported as a liability, and measured at estimated fair value.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

        The fair value of the warrants in the debt financing transaction has been estimated at $245,000 based on the Black-Scholes option-pricing model. This amount has been reported as a current liability in the accompanying condensed consolidated balance sheet; the Company has recorded the related interest expense of $245,000 which is included in its November 30, 2005 condensed consolidated statements of operations. The assumptions used in estimating the fair value are as follows:

        Estimated future volatility:          133%
        Estimated life of the warrants:       3YRS
        Risk-free interest rate:              5.7%
        Dividends:                             --

        Other Matters
        -------------

        Because of the debt financing transaction described above, the exercise prices of the warrants outstanding at February 28, 2005 and all of the warrants issued from March 1, 2005 to October 6, 2005 (see Notes 8 and 15, respectively, to the Company's fiscal 2005/2004 consolidated financial statements) have been reduced pursuant to anti-dilution contractual requirements. As a result of the same transaction, the conversion prices of the $1.5 million convertible note payable to a stockholder issued in September 2004 (as amended in November 2004) and a $384,000 convertible note payable issued to the same stockholder in December 2004 have been reduced pursuant to anti-dilution contractual requirements.

        The combined effect of the adjustments described in the preceding paragraph and of similar adjustments relating to previous transactions is summarized as follows:
                                                     Exercise or Conversion
                                                         Price per Share
                                                     ---------     ---------
                                                      Original      Adjusted
                                                       Amount        Amount
                                                     ---------     ---------

48,000 warrants outstanding at February 28, 2005     $    2.00     $   1.87

580,148 warrants outstanding at February 28, 2005         5.00         4.27


1,043,106 warrants issued in April/May 2005               3.50         3.18

Other warrants issued after February 28, 2005:

   108,196 warrants                                       5.00         4.27

   4.955 warrants                                         3.50         3.18

$1,884,000 of convertible debt outstanding at
February 28, 2005                                         5.00         4.27

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

6. EQUITY TRANSACTIONS

Issuance of Common Stock and Other Equity Instruments
-----------------------------------------------------

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

        In September 2005, the Company issued 93,178 shares of its common stock to convert a liability for services provided by consultants. Such shares were valued at $128,453 (estimated to be the fair value based on the trading price on the issuance date with a 15% discount from the market price). The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act of 1933, as amended.

        In October 2005, the Company issued 40,724 shares of its common stock to convert a liability for services provided by consultants. Such shares were valued at $45,000 (estimated to be the fair value based on the trading price on the issuance date with a 15% discount from the market price). The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act of 1933, as amended.

        In October 2005, the Company issued 50,000 shares of its common stock in exchange for services provided by consultants. Such shares were valued at
$102,750 (estimated to be the fair value based on the trading price on the issuance date with a 15% discount from the market price). Such amount was recorded as compensation expense and included in selling, general and administrative in the accompanying condensed consolidated statements of operations. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act of 1933, as amended.

        In October 2005, the Company also issued 50,000 shares of its common stock to a newly appointed, non-management director in consideration for such director's services. Such shares are valued at $51,000 (estimated to be the fair value based on the trading price on the issuance date with a 15% discount from the market price). Such amount was recorded as deferred compensation and will be amortized to consulting expense over the service period of two years. The transaction described in this paragraph constituted an exempt offering under Rule 506 of Regulation D to accredited investors.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

Stock Option Plan
-----------------

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

        On October 7, 2005, the Company's Board of Directors approved granting 500,000 stock options to certain employees. These stock options have an exercise price of $1.30 per share (the trading price on the grant date), expire five years from the issuance date, and vest monthly over a three-year period.

7.  OTHER RELATED PARTY TRANSACTIONS

        The Company currently leases facilities from an entity controlled by a director and a former director of a Company subsidiary under cancelable operating leases expiring in 2007. The annual rent is subject to adjustment based on the terms of the leases. The condensed consolidated statements of operations include expenses from these operating leases of approximately $182,000 and $123,000 for the nine months ended November 30, 2005 and 2004, respectively.

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

9. OTHER COMMITMENTS AND CONTINGENCIES

Legal Matters
-------------

        From time to time, the Company may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business. The Company is not currently involved in any litigation which management believes could have a material adverse effect on the Company's financial position or results of operations.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

Operating Leases
----------------

        The Company occupies facilities under operating lease agreements expiring on various dates through August 2014. Certain leases include future rental escalations and renewal options. As of November 30, 2005, minimum payments under operating leases approximated the following for the fiscal years ending February 28 listed below:

               2007   $  636,000
               2008      542,000
               2009      385,000
               2010      411,000
               2011      377,000
         Thereafter      292,000
                      ----------
                      $2,643,000
                      ==========

Rent expense approximated $594,000 and $376,000 for the nine months ended November 30, 2005 and 2004, respectively which is included in selling, general and administrative expenses in the accompanying statements of operations.

Government Contract
-------------------

        In December 2004, a subsidiary of the Company was awarded a fixed-price contract to provide the Singapore government's Civil Defence Force (the "SCDF") with software and hardware in an integrated control system designed to provide real-time tracking (the "System") of vehicles that are authorized to transport hazardous materials within the country. The contract amount approximates 2.0 million Singapore dollars, or about $1.2 million as of November 30, 2005 (the "Contract"). During the quarter ended November 30, 2005, the Company recognized revenue on the Contract of approximately $0.3 million, and for the nine months ended November 30, 2005 we recognized approximately $0.8 million.

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

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

Employment Agreements
---------------------

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

LoJack Corporation Teaming Agreement
------------------------------------

        On November 9, 2005, the Company executed a teaming agreement with LoJack Corporation whereby Astrata will provide exclusive support to LoJack in seeking contracts to supply federal and state governments with complete solutions for locating, tracking and recovering vehicles that transport hazardous materials within the United States by combining Astrata's services and systems, LoJack's tracking and recovery systems, and other technologies. LoJack and the Company intend to collaborate on bidding contracts for services, equipment networks, and related systems in this market.

        If a contract is awarded during the initial one-year term of the teaming agreement, the Company will be responsible for the design and customization of software to analyze available information in order to assess the risk associated with transporting hazardous materials. To accomplish this objective, Astrata intends to design and manufacture a security solution that monitors driver verification, route deviation, traffic accidents, hijacking/stealing, driver behavior, cargo tampering, and unauthorized delivery. Using such information, the Company's integrated system will assess the relative risk and notify the government-agency customer accordingly. Management anticipates that the hardware components of the aforementioned system will be based on the Company's GLP, its Sub-Processing Unit/Inertial Navigation Systems, and its Rapid Deployment Unit as well as back-end hardware, software, and web applications that leverage Astrata's GEO-IT platform.

Other Matters
-------------

        As more fully described in Note 6, the Company is required to register the common stock that was sold to certain investors in April and May 2005, and the common stock underlying the warrants issued in the same transactions. The related registration rights agreements provide that the Company is subject to liquidated damages in an amount equivalent to 1.5% per month of the purchase price (about $55,000/month) of the securities referenced above because the registration statement was not declared effective by the SEC by September 26, 2005. As of December 31, 2005 the potential penalty approximates $175,000 plus interest at an annual rate of 12% compounded monthly. See Note 14 for additional information.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

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

        Total assets, revenues and gross profit for each of the Company's reportable segments in addition to a reconciliation of the gross profit of the two segments to the Company's consolidated statements of operations are presented below:


   For the three months ended November 30, 2005:
                                                      Geomatics       Telematics     Consolidated
                                                     ------------    ------------    ------------

   Total assets                                      $  8,524,444    $  4,290,416    $ 12,814,860
                                                     ============    ============    ============
   Revenue:
      Outsiders                                      $  2,584,097    $  1,300,675    $  3,884,772
      Company subsidiaries                                 59,403         552,893         612,296
                                                     ------------    ------------    ------------
   Total segment revenues                            $  2,643,500    $  1,853,568    $  4,497,068
      Intercompany eliminations                           (59,403)       (552,893)       (612,296)
                                                     ------------    ------------    ------------
   Consolidated revenues                             $  2,584,097    $  1,300,675    $  3,884,772
                                                     ============    ============    ============
   Gross profit                                      $    717,503    $    599,219       1,316,722
   Operating expenses                                                                  (3,790,228)
                                                                                     ------------
   Operating loss                                                                    $ (2,473,406)
                                                                                     ============

   For the three months ended November 30, 2004:
                                                      Geomatics       Telematics     Consolidated
                                                     ------------    ------------    ------------
   Total assets                                      $  9,439,991    $  2,523,042    $ 11,963,033
                                                     ============    ============    ============
   Revenue:
      Outsiders                                      $  3,483,249    $    648,239    $  4,131,488
      Company subsidiaries                                 53,498          14,879          68,377
                                                     ------------    ------------    ------------
   Total segment revenues                            $  3,536,747    $    663,118    $  4,199,865
      Intercompany eliminations                           (53,498)        (14,879)        (68,377)
                                                     ------------    ------------    ------------
   Consolidated revenues                             $  3,483,249    $    648,239    $  4,131,488
                                                     ============    ============    ============
   Gross profit                                      $  1,131,950    $    516,193       1,648,143
   Operating expenses                                                                  (2,654,238)
                                                                                     ------------
   Operating loss                                                                    $ (1,006,095)
                                                                                     ============

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


        For the nine months ended November 30, 2005:
                                                           Geomatics      Telematics     Consolidated
                                                         ------------    ------------    ------------

        Total assets                                     $  8,524,444    $  4,290,416    $ 12,814,860
                                                         ============    ============    ============
        Revenue:
           Outsiders                                     $  8,372,570    $  3,798,900    $ 12,171,470
           Company subsidiaries                               252,181       1,553,291       1,805,472
                                                         ------------    ------------    ------------
        Total segment revenues                           $  8,624,751    $  5,352,191    $ 13,976,942
           Intercompany eliminations                         (252,181)     (1,553,291)     (1,805,472)
                                                         ------------    ------------    ------------
        Consolidated revenues                            $  8,372,570    $  3,798,900    $ 12,171,470
                                                         ============    ============    ============
        Gross profit                                     $  2,802,403    $  1,592,842       4,395,245
        Operating expenses                                                                (11,459,426)
                                                                                         ------------
        Operating loss                                                                   $ (7,064,181)
                                                                                         ============

        For the nine months ended November 30, 2004:
                                                          Geomatics       Telematics     Consolidated
                                                         ------------    ------------    ------------
        Total assets                                     $  9,439,991    $  2,523,042    $ 11,963,033
                                                         ============    ============    ============
        Revenue:
           Outsiders                                     $  8,734,362    $  2,334,447    $ 11,068,809
           Company subsidiaries                                53,498          14,879          68,377
                                                         ------------    ------------    ------------
        Total segment revenues                           $  8,787,860    $  2,349,326    $ 11,137,186
           Intercompany eliminations                          (53,498)        (14,879)        (68,377)
                                                         ------------    ------------    ------------
        Consolidated revenues                            $  8,734,362    $  2,334,447    $ 11,068,809
                                                         ============    ============    ============
        Gross profit                                     $  3,007,670    $  1,403,653       4,411,323
        Operating expenses                                                                 (7,503,598)
                                                                                         ------------
        Operating loss                                                                   $ (3,092,275)
                                                                                         ============

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

Geographic Information
----------------------

        Certain condensed geographic information is presented below including property and equipment, revenues, gross profit and operating loss:


  For the three months ended November 30, 2005:

                                      Property and      Gross      Operating     Operating
                                      Equipment, net   Revenue       Profit       Expenses       Loss
                                      -----------   -----------   -----------   -----------   -----------
  Asia                                $   413,079   $   932,583   $   284,197   $   442,113   $  (157,916)
  Africa                                  773,333     2,808,016       907,659     1,776,946      (869,287)
  United States                             3,519          --            --       1,013,071    (1,013,071)
  Western Europe                          330,950       144,173       124,866       558,098      (433,232)
                                      -----------   -----------   -----------   -----------   -----------
  Total                               $ 1,520,881   $ 3,884,772   $ 1,316,722   $ 3,790,228   $(2,473,506)
                                      ===========   ===========   ===========   ===========   ===========

  For the three months ended November 30, 2004:

                                      Property and      Gross      Operating     Operating
                                      Equipment, net   Revenue       Profit       Expenses    Income (Loss)
                                      -----------   -----------   -----------   -----------   -----------

  Asia                                $   210,074   $   311,164   $   116,035   $   354,093   $  (238,058)
  Africa                                  499,426     3,820,324     1,532,108     1,524,093         8,015
  United States                            12,106          --            --         414,201      (414,201)
  Western Europe                          216,905          --            --         361,851      (361,851)
                                      -----------   -----------   -----------   -----------   -----------
  Total                               $   938,511   $ 4,131,488   $ 1,648,143   $ 2,654,238   $(1,006,095)
                                      ===========   ===========   ===========   ===========   ===========

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

  For the nine months ended November 30, 2005:

                                      Property and      Gross      Operating     Operating
                                      Equipment, net   Revenue       Profit       Expenses       Loss
                                      -----------   -----------   -----------   -----------   -----------
  Asia                                $   413,079   $ 2,141,304   $   643,509   $ 1,412,826   $  (769,317)
  Africa                                  773,333     9,684,844     3,624,190     5,570,813    (1,946,623)
  United States                             3,519          --            --       2,082,201    (2,082,201)
  Western Europe                          330,950       345,322       127,546     2,393,586    (2,266,040)
                                      -----------   -----------   -----------   -----------   -----------
  Total                               $ 1,520,881   $12,171,470   $ 4,395,245   $11,459,426   $(7,064,181)
                                      ===========   ===========   ===========   ===========   ===========

  For the nine months ended November 30, 2004:

                                      Property and      Gross      Operating    Operating
                                      Equipment, net   Revenue      Profit       Expenses       Loss
                                      -----------   -----------   -----------   -----------   -----------

  Asia                                $   210,074   $   320,526   $   126,713   $   829,120   $  (702,407)
  Africa                                  499,426    10,748,283     4,284,610     4,556,920      (272,310)
  United States                            12,106          --            --       1,364,351    (1,364,351)
  Western Europe                          216,905          --            --         753,207      (753,207)
                                      -----------   -----------   -----------   -----------   -----------
  Total                               $   938,511   $11,068,809   $ 4,411,323   $ 7,503,598   $(3,092,275)
                                      ===========   ===========   ===========   ===========   ===========

See Note 3 for geographic information on inventory

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

11.  LOSS PER COMMON SHARE

        The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the three months and nine months ended November 30, 2005 and 2004:

                                                                 Three Months Ended                Nine Months Ended
                                                             ----------------------------    -----------------------------
                                                              November 30,   November 30,      November 30,   November 30,
                                                                  2005          2004              2005           2004
                                                             ------------    ------------    -------------   -------------
                                                                                                             (As Restated)

Numerator for basic and
diluted loss
per common share:

    Net loss attributed
    to common stockholders                                   $ (3,386,481)   $ (1,301,545)   $ (8,725,611)   $ (3,239,755)

Denominator for basic and
diluted loss per common share:

    Weighted average number of
    common shares outstanding*                                 12,399,885      10,400,000      12,131,689       8,337,500

                                                             ------------    ------------    ------------    ------------
Basic and diluted loss
per common share*                                            $      (0.27)   $      (0.13)   $      (0.72)   $      (0.39)
                                                             ============    ============    ============    ============

* As restated for the nine-month period ended November 30, 2004.


                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

12.  SUBSEQUENT EVENTS

Proposed Strategic Financing
----------------------------

        The Company is presently negotiating a debt/equity financing transaction with a U.S.-based entity. Under the proposed terms, Astrata Group, Inc. ("AGI") would issue a maximum of $20 million of junior convertible notes payable which would mature in five years. In addition, a to-be-formed indirectly wholly-owned South African subsidiary of AGI (the "Subsidiary") would issue $5.5 million of notes payable, which would be guaranteed by AGI and which would mature in four years. These proposed notes payable would be secured by all the assets of the Company and the Subsidiary, and would require monthly payments of interest (at 14%) and principal. Management anticipates that a fixed conversion price per share for the convertible notes would be negotiated prior to consummating the proposed transaction, if at all.

        Under the proposed terms, AGI would also issue detachable warrants (the "AGI warrants") to purchase 28% of its fully-diluted outstanding common stock (to be defined in the transaction documents) at an exercise price of $2.00 per share. Management expects that the holder of the AGI warrants would be granted certain demand registration rights for the common stock underlying such warrants. As of November 30, 2005, management estimates that the AGI warrants would be exercisable into approximately 5.7 million shares of its common stock. The Subsidiary would also issue warrants to acquire 30% of its fully-diluted common stock (to be defined in the transaction documents). If this transaction is consummated under the terms described above, management is considering a "re-set" to $2.00 per share of (i) the exercise price for all outstanding warrants and options whose current exercise price is greater than $2.00 per share, and (ii) the conversion price for all outstanding convertible debt whose current conversion price is greater than $2.00 per share; all other terms of such equity instruments and debt agreements would remain unchanged. However, since a definitive agreement has not been executed, and because there is no assurance that this proposed transaction will be consummated under the terms described above (if at all), management has not made any final decision regarding the proposed "re-set" of the exercise and conversion prices described in the preceding sentence.

Geolocation/Telemetry Contract In Jordan
----------------------------------------

        Astrata has recently been awarded a three-year contract from TrakLink, a newly established Jordanian tracking and vehicle management company and part of The Kawasmi Group, one of the largest vehicle transport operators in Jordan and the Middle East region. The contract is initially for the supply of 1,000 Astrata-GLP units through August 2006, with annual minimum volumes of 1,000 thereafter during the term of the agreement. TrakLink intends to offer the Astrata-GLP units to transport companies in Jordan as a solution to monitor the movement of vehicle fleets and the management of trucks. Thereafter, TrakLink intends to introduce the product to the market for integrated fleet management and tracking system covering all of Jordan.

Singapore CISCO Contract
------------------------

Astrata has recently been awarded a contract from CISCO Security Pte Ltd, Singapore's leading security organization. Astrata's GLP system (or Sirius system as it is known outside the US) will be installed in CISCO's fleet of vehicles, which includes cash-in-transit trucks and vans as well as motorcycles that are used to provide outrider escort for celebrities and public figures to ensure safe transit on public roads. This contract is scheduled for completion by the first quarter of calendar 2006. Astrata's system will enable CISCO to centrally track the movement of its vehicles throughout Singapore from its control room at the headquarters. This will ensure optimum deployment of resources for operational efficiency.

New Zealand Joint Venture
-------------------------

        In January 2006, Astrata (Asia Pacific) Pte Ltd ("AAP"), a wholly-owned subsidiary of the Company, entered into an agreement with Xterne Limited ("Xterne"), a New Zealand company. The agreement established a new corporate entity known as Astrata (New Zealand) Limited ("ANZ"), which is owned 51% by AAP and 49% by Xterne. The principal business of ANZ will be the sale of "Sirius" XP and Sirius-lite products, and related maintenance and support of networks used with products sold.

        ANZ's initial capitalization principally consists of (i) NZ$200,000 payable by Xterne in installments and (ii) a contribution of inventory
(consisting of the aforementioned products) by AAP. Any working capital requirements will be provided by debt financing based on the ownership interests. The owners of ANZ will have equal Board representation, and Xterne is entitled to 60% of any distributions. The day-to-day business affairs of ANZ will be managed by a representative of Xterne.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

13. RESTATEMENT OF CERTAIN UNAUDITED FINANCIAL STATEMENTS

November 30, 2004 Statement of Cash Flows
-----------------------------------------

        It has come to the attention of management that the computation of the effect of foreign currency exchange rate changes on cash and cash equivalents for the nine months ended November 30, 2004 was not in accordance with SFAS No.
95. Accordingly, the Company's accompanying condensed consolidated statement of cash flows for the aforementioned period has been retroactively adjusted as summarized below.


                                                 As Previously    Retroactive
                                                   Reported       Adjustment     As Restated
                                                 ------------    ------------    -----------

    Net cash used in operating activities        $(2,270,361)    $   (289,785)   $(1,980,576)
                                                 ============    ============    ===========

    Net cash provided by financing activities    $ 3,521,272     $   (132,578)   $ 3,388,694
                                                 ===========     ============    ===========
    Effect of foreign currency exchange rate
        changes on cash and cash equivalents     $  (330,204)    $    157,207    $  (487,411)
                                                 ===========     ============    ===========

        The reclassification adjustments described above do not affect the previously reported stockholder's equity at November 30, 2004 or the results of operations for the three or nine-month periods then ended.

November 30, 2004 Statement of Operations
-----------------------------------------

        Management has determined that the previously reported weighted average common shares outstanding for the nine-month period ended November 30, 2004 were not correct. As explained in the following paragraph, the re-computation of this weighted average increased the loss per common share for the nine months ended November 30, 2004 from ($0.31) to ($0.39); the accompanying condensed consolidated statement of operations for that period has been restated accordingly.

        For the period from the beginning of fiscal 2005 to the August 2004 merger date (see the "Organization" section of Note 1), the Company included the legal parent's total common shares outstanding as of the merger date. The weighted average of Cadogan's outstanding common shares adjusted for the exchange ratio in the transaction and the legal parent's total common shares outstanding as of the merger date have been included in the revised weighted average common shares outstanding during the nine-month period ended November 30, 2004.

        The adjustment described in the preceding paragraph does not affect the previously reported stockholder's equity at November 30, 2004 or the net loss for the nine-month period then ended.

14. OTHER TRANSACTIONS

SureTrack Acquisition and Separation Agreement
----------------------------------------------

        As more fully explained in the "Nanini 209 CC" section of Note 5 to the Company's fiscal 2005/2004 consolidated financial statements, a wholly-owned subsidiary of the Company acquired certain assets ("SureTrack") of Nanini 209 CC ("Nanini") in January 2005. In November 2005, the parties to such transaction agreed to partially unwind the acquisition. The principal terms and conditions of the separation agreement are outlined below.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

        The Company has agreed (1) to waive its claim against Nanini for R580,000 (about $88,000 as of November 4, 2005) relating to uncollectible trade accounts receivable sold to Astrata by Nanini and (2) to transfer to Nanini all of the rights to the Satellite Assisted Machine Management System ("SAMMS") software acquired in the original transaction, along with the associated customer relationship asset. The Company will retain the Global Telemetry Monitoring System software along with the telematics business, including the related customer base.

        Nanini and its sole stockholder, William B. McKenzie, have agreed to (1) waive their claim to the remaining R2 million cash portion of the purchase price, which approximated $391,000 at February 28, 2005 (and was otherwise due in equal installments in January 2006 and January 2007), (2) return approximately 160,000 shares of Company common stock issued in connection with the original transaction, (3) not use the "SureTrack" name in conducting any future business, and (4) execute a one year non-compete agreement in favor of the Company.

        The Company accounted for the separation transaction in a manner that will restore both parties to the position that would have existed if the SAMMS business had not been sold in the original acquisition. Accordingly, the Company recorded a debit to accounts payable of approximately $213,000 to reduce the liability owed to William B. McKenzie (approximately R1.4 million), reduced the deferred tax liability in an amount approximating 30% of the unamortized balance of the customer relationship asset recorded in connection with the SureTrack acquisition, a debit to treasury stock of approximately $484,000 which represents the return of approximately 160,000 shares of the Company's common stock issued in the original transaction, a credit to other intangible assets of approximately $136,000 (representing the unamortized balance of the SAMMS customer relationship asset), and a credit to goodwill of approximately $601,000 representing the goodwill acquired in the original transaction that was attributable to the SAMMS business.

Acquisition of Minority Interest in Majority-Owned Subsidiary
-------------------------------------------------------------

        Astrata (Singapore) Pte. Ltd ("Astrata Singapore"), which was formed in April 2004 pursuant to a joint venture agreement, was a 51%-owned subsidiary of Astrata (Asia Pacific) Pte. Ltd ("Astrata AP"); Astrata AP is a wholly-owned subsidiary of the Company. In November 2005, the minority stockholder of Astrata Singapore (the "Stockholder") and Astrata AP entered into an agreement (the "Agreement") whereby Astrata AP acquired the 49% minority interest in Astrata Singapore. The principal terms and conditions of the Agreement are summarized below.

        Astrata AP purchased all of the Stockholder's common stock (294,000 shares) in Astrata Singapore at a price of S$1.10 per share, for total consideration of S$323,400 (about $190,000 as of November 14, 2005). As of December 31, 2005, approximately S$150,000 of the purchase price had been paid; the balance is payable (without interest) in installments through February 2006.

        Any outstanding trade debts between Astrata AP and the Stockholder will be settled on terms to be negotiated by the parties. Astrata AP may not off-set any payments due from the Stockholder against the unpaid portion of the purchase price. Astrata AP has released the Stockholder from all Astrata Singapore liabilities and obligations under the aforementioned joint venture agreement.

        Under the terms of the Agreement, all of the Stockholder's rights (i) as the exclusive Singapore distributor for certain telematics and GPS products of the Company, and (ii) for research and development relating to GPS products under its agreement with Astrata Singapore were terminated.

Accrual of Registration Rights Penalties
----------------------------------------

        As discussed in Notes 5 and 9, the Company is contractually liable for certain penalties because its registration statement (on Form SB-2) was not declared effective by the deadline dates. Management expects to file the fifth amendment of such registration statement with the SEC shortly after the filing of this quarterly report on Form 10-QSB. Based on the expected effective date of such registration statement and the effectiveness-date contractual deadlines, the Company has accrued estimated penalties of approximately $363,000 and $130,000, respectively, relating to the April/May 2005 sale of equity units (see
Note 6) and the October 2005 debt financing transaction.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview
--------

        The following discussion should be read in conjunction with the condensed unaudited consolidated financial statements and notes thereto of the Company appearing elsewhere in this report. Such financial statements have been prepared to reflect the Company's financial position as of November 30, 2005, together with the results of operations for the three and nine months ended November 30, 2005 and 2004, and cash flows for the nine months ended November 30, 2005 and 2004, respectively.

Forward-Looking Statements
--------------------------

        Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally in the countries in which the Company operates, legislative/regulatory changes, the political climate in the foreign countries in which the Company operates, the availability of capital, interest rates, competition, and U.S. generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on any such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, are included herein and in the Company's other filings with the Securities and Exchange Commission (the "SEC").

Company Overview
----------------

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

Geomatics
---------

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

        Astrata Group is the sole distributor for Trimble Geomatics and Engineering equipment in Southern Africa. Representative products marketed and sold by Astrata Group and its subsidiaries include: GPS Survey Products and related accessories; Geographic Information System ("GIS") Mapping Products and related accessories; Nikon Total Stations, Automatic Levels, Thedolites; Itronix Products; Ag Leader Products; Chicago Steel Accessories; Garmin Handheld GPS Units; and Optech.

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

Telematics
----------

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

Technology Overview
-------------------

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

Revenues
--------

        Total revenues were approximately $3.9 million for the three months ended November 30, 2005; a decrease of approximately $0.2 million compared to the three months ended November 30, 2004 of approximately $4.1 million. This reflects a 4.9% decrease quarter to quarter.

        Our geomatics segment revenue reflects a decrease of 25.8% quarter to quarter. While we have increased revenues in our construction ranges of approximately $0.1 million, and approximately $0.3 million in Asia; these have been offset by reduced volumes in GPS survey (approximately $0.3 million), mapping and GIS (approximately $0.2 million), laser scanning (approximately $0.2 million), and precision farming (approximately $0.3 million).

        Our telematics segment revenue reflects a 100% increase quarter to quarter, primarily from expansion into the Asia and Europe markets.

        On July 20, 2005, the Company announced that it had signed an agreement with Danish Asset/Vehicle Management specialists, North Securities ApS of Kaas, Denmark. Shipments began in August 2005. Under this agreement, Astrata is the exclusive supplier to North Securities of new advanced technological solutions for track/trace and vehicle fleet management systems. In addition, North Securities and Astrata have agreed to combine their respective capabilities to develop solutions that target opportunities across several industries, including mail delivery, property development, transport, electronic security, police and the defense sector. The Company expects that this contract will contribute to our future revenues.

        On July 28, 2005, the Company announced that it had been awarded a contract by Italy's Motivegeeks for 3,600 GLP units. Shipments began in August 2005. As part of the contract, Motivegeeks, a specialist security and vehicle tracking organization, will distribute the Astrata-GLP for asset tracking and fleet management applications throughout Italy, and will also bring to this market a new range of services, including personal and medical information, using the iButton(r) devised by Dalsemi-Maxim (Dallas Semiconductor Corp. and Maxim Integrated Products). Such technology will be integrated by using Astrata's optional secondary processor unit, which has a 'Dallas Semiconductor' interface (a built-in means of communication). The Company expects that this contract will contribute to our future revenues.

Gross Profits
-------------

        Gross profit decreased approximately $0.3 million to approximately $1.3 million for the three months ended November 30, 2005 compared to the three months ended November 30, 2004 of approximately $1.6 million. As more fully explained in the next two paragraphs, gross profit overall as a percentage of revenue decreased from 40% to 34%.

        Our geomatics margins are subject to changes in product mix of geographic information systems and mapping products; optics and accessories; and our ability to expand into other geographic markets. Our geomatics margins have declined from 32% to 27%. The South African region decreased from 32% to 29% quarter to quarter, primarily due to competitive pressures; our contract with Brunei Shell in Asia has significantly lower geomatics margins due to the direct overhead costs associated with the project. This Asia contract relates to the provision of geomatics equipment as well as various other services which do not generate margins as traditional equipment sales would. With respect to our overall product mix during the current quarter, a greater percentage of sales have been on survey products.

        Our telematics location-based service Geo-Location devices are installed for the tracking of customers' remote assets; these devices use cellular networks for the transmission of data from the asset to the client or control center. Our telematics margins have decreased from 79% to 46%. Due to the change in our telematics model from hardware sales to a service based business and the global expansion into Europe and Asia, these margins are not directly comparable.

Selling, General and Administrative Expenses
--------------------------------------------

        Selling general and administrative expenses for the three months ended November 30, 2005 were approximately $3.3 million, an increase of approximately $1.0 million compared to the three months ended November 30, 2004 of approximately $2.3 million. In Africa, overhead was approximately $1.7 million. As part of our commitment to global expansion, the Company entered South East Asia (including Singapore, Malaysia, Brunei and Indonesia) and Europe during the latter part of fiscal 2005. This includes facilities in Singapore, Malaysia and Brunei with sales staff of 46 individuals; and facilities for Europe in London and Crawley with sales staff of 22 individuals. The cost of establishing our new operations has been largely in line with expectations; however the time to market and sales penetration was slower than planned and our revenues have been below budget. Our revenues in Europe and Asia have not been sufficient to cover our operating and start-up costs and in turn have resulted in operating losses in excess of budget. Our management believed that while these regions were gaining in penetrating their respective markets, implementation of reductions in the overhead cost base toward the end of the August 31, 2005 quarter were necessary. The South East Asia staff has been reduced from 46 to 41 individuals, and the facilities for Europe in Crawley have been closed and the staff of 22 individuals reduced to 15 who are now housed in our London facility. Our operations in South East Asia and Europe for the quarter ended November 30 2005 incurred overhead expenses of approximately $0.4 million and $0.6 million, respectively. These expenses are primarily related to staffing, facilities and travel costs. Corporate overhead of approximately $0.6 million included public company expenses of approximately $0.2 million and administrative expenses of approximately $0.4 million for the quarter ended November 30, 2005. Public company expenses include audit expenses, legal fees, and director fees. Administrative expenses primarily include marketing, salaries, facilities and travel expenses.

        For the three months ended November 30, 2004, the $2.3 million was related to the African operations covering selling, general and administrative expenses of approximately $1.5 million; start-up costs for South East Asia and Europe of approximately $0.8 million.

Research and Development
------------------------

        Research and development expenses were approximately $0.5 million for the three months ended November 30, 2005, and approximately $0.4 million for the three months ended November 30, 2004. Our research and development activities are currently related to the expansion of our hardware and software development staff and acceleration of the development of GLP derivatives and supplements.

Interest Expense
----------------

        Interest expense for the three months ended November 30, 2005 was approximately $1 million. The current quarter includes the finance costs of approximately $0.3 million directly associated with the October 2005 debt financing (see Note 5 to the condensed consolidated financial statements included elsewhere herein) and other debt financing expenses of approximately $0.5 million.

Operating Results
-----------------

        Our operating loss for the three months ended November 30, 2005 was approximately $2.5 million, an increase of approximately $1.5 million over the three months ended November 30, 2004 of approximately $1 million. This increase reflects the operating costs of businesses in Asia and Europe; business expansion in Africa; and corporate overhead relating to public company expenses, capital raising, and administrative expenses.

        We are reporting a net loss of approximately $3.4 million or $0.27 per common share for the three months ended November 30, 2005 compared to a net loss of approximately $1.3 million or $0.13 per common share for the three months ended November 30, 2004.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

Revenues
--------

        Total revenues were approximately $12.2 million for the nine months ended November 30, 2005; and increase of approximately $1.1 million compared to the nine months ended November 30, 2004 of approximately $11.1 million. This reflects a 10% growth period to period.

        Our geomatics segment revenue reflects a decrease of approximately 4.1% for the nine months ended November 30, 2005 compared to the nine months ended November 30, 2004. While we have increased revenues by approximately $1.8 million in Asia and approximately $0.3 million in Europe, this has been offset by reduced volumes of approximately $1.0 million in South Africa. Although our GPS survey, optics and construction ranges have maintained consistent levels of revenue, we have faced declining revenues in mapping and GIS (approximately $0.2 million), precision farming (approximately $0.5 million), and Itronix (approximately $0.1 million). We attribute these declines to increased lead times from order to market.

        Our telematics segment revenue reflects a 63% increase for the nine months ended November 30, 2005 compared to the nine months ended November 30, 2004, primarily from expansion into the Asia and Europe markets.

        On July 20, 2005, the Company announced that it had signed an agreement with Danish Asset/Vehicle Management specialists, North Securities ApS of Kaas, Denmark. Shipments began in August 2005. Under this agreement, Astrata is the exclusive supplier to North Securities of new advanced technological solutions for track/trace and vehicle fleet management systems. In addition, North Securities and Astrata have agreed to combine their respective capabilities to develop solutions that target opportunities across several industries, including mail delivery, property development, transport, electronic security, police and the defense sector. The Company expects that this contract will contribute to our future revenues.

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

Gross Profits
-------------

        Gross profit was approximately $4.4 million for the nine months ended November 30, 2005 and 2004. As more fully explained in the next two paragraphs, gross profit overall as a percentage of revenue decreased from 40% to 36%.

        Our geomatics margins are subject to changes in product mix of geographic information systems and mapping products; optics and accessories; and our ability to expand into other geographic markets. Our geomatics margins of 33% decreased slightly for the nine months ended November 30, 2005, compared to the gross margins for the nine months ended November 30, 2004 of 34%. This primarily was due to the South African region improving their average margins period to period while our contract with Brunei Shell in Asia had lower margins in this segment during the nine month period. With respect to our overall product mix during the nine months ended November 30, 2005, we saw a higher proportion of revenue generated from our geographic information systems and mapping products which have higher margins, which was partly offset by an increase in optics and accessories sales which are at lower margin levels. The proportion of revenue from our construction machine control declined, which have lower margins on average as compared to the Geomatics division as a whole.

        Our telematics margins have decreased from 60% to 42%. Due to the change in our telematics model from hardware sales to a service based business, these margins are not directly comparable. This reflects the geographic expansion of telematics business beyond South Africa. Our telematics location-based service Geo-Location devices are installed for the tracking of customers' remote assets; these devices use cellular networks for the transmission of data from the asset to the client or control center. By default, our GLP uses general packet radio service (or GPRS) for the transmission of data; however, if this is not available or if an immediate emergency transmission is required, the GLP uses short message service or SMS. The fees charged by the cellular providers for SMS transmission are considerably higher than GPRS. The use of SMS for data routing is, however, anticipated to be minimal. During the quarter ended May 31 2005, a significant number of our GLP devices were incorrectly using SMS transmissions when GPRS was available; we incurred excessive airtime costs which could not be recovered from our clients. Once this problem was identified, a software program adjustment was implemented to correct the transmission selection.

Selling, General and Administrative Expenses
--------------------------------------------

        Selling general and administrative expenses for the nine months ended November 30, 2005 were approximately $10.0 million, an increase of approximately $3.4 million compared to the nine months ended November 30, 2004 of approximately $6.6 million. In Africa, overhead was approximately $4.1 million, approximately $0.9 million of which was attributable to the expansion of our telematics business. As part of our commitment to global expansion, the Company entered South East Asia (including Singapore, Malaysia, Brunei and Indonesia) and Europe during the latter part of fiscal 2005. This includes facilities in Singapore, Malaysia and Brunei with sales staff of 46 individuals; and facilities for Europe in London and Crawley with sales staff of 22 individuals. The cost of establishing our new operations has been largely in line with expectations; however the time to market and sales penetration was slower than planned and our revenues have been below budget. Our revenues in Europe and Asia have not been sufficient to cover our operating and start-up costs and in turn have resulted in operating losses in excess of budget. Our management believed that while these regions were gaining in penetrating in their respective markets, implementation of reductions in the overhead cost base toward the end of the August 31, 2005 quarter was necessary. The South East Asia staff has been reduced from 46 to 41 individuals, and the facilities for Europe in Crawley have been closed and the staff of 22 individuals reduced to 15. Our operations in South East Asia and Europe for the nine months ended November 30 2005 incurred overhead expenses of approximately $1.4 million and $2.4 million, respectively. These expenses are primarily related to staffing, facilities and travel costs. Corporate overhead of approximately $2.3 million included public company expenses of approximately $1.0 million and administrative expenses of approximately $1.3 million for the nine months ended November 30, 2005. Public company expenses include audit expenses, legal fees, and director fees. Administrative expenses primarily include marketing, salaries, facilities and travel expenses.

        For the nine months ended November 30, 2004, the $6.6 million was related to the expansion of South Africa which increased operating costs approximately $1.0 million; the start-up costs for South East Asia and Europe of approximately $1.6 million; increased marketing, trade show and re-branding expenses of approximately $1.5 million; non-recurring expenses related to the issuance of shares through the reverse merger valued at approximately $0.1 million; and the African operations covering selling, general and administrative expenses of approximately $2.0 million.

Research and Development
------------------------

        Research and development expenses were approximately $1.5 million for the nine months ended November 30, 2005, and approximately $0.9 million for the nine months ended November 30, 2004, an increase of approximately $0.6 million. This is due to the expansion of our hardware and software development staff and acceleration of the development of GLP derivatives and supplements.

Operating Results

        We are reporting an operating loss of approximately $7.1 million for the nine months ended November 30, 2005 compared to $3.1 million for the nine months ended November 30, 2004. This increase reflects the operating costs of businesses in Asia and Europe; business expansion in Africa; and corporate overhead relating to public company expenses, capital raising, and administrative expenses.

Interest Expense
----------------

        Interest expense for the nine months ended November 30, 2005 was approximately $1.8 million. This increase includes the finance costs of approximately $1.2 million directly associated with the bridge loan and other debt financing (see Notes 4 and 5 to the condensed consolidated financial statements included elsewhere herein) and interest expense of approximately $0.6 million.

Certain Non-Operating Items
---------------------------

        See "Foreign Currency Exchange Rate Risk" below for discussion of forward foreign exchange contracts.

Net Results of Operations
-------------------------

        We are reporting a net loss of approximately $8.7 million or $0.72 per common share for the nine months ended November 30, 2005 compared to a net loss of approximately $3.2 million or $0.39 per common share for the nine months ended November 30, 2004.

Liquidity and Capital Resources
-------------------------------

        Total assets decreased by $1,516,147 from $14,331,007 as of February 28, 2005 to $12,814,860 as of November 30, 2005. The decrease is due to an increase in trade receivables, net of $938,415; and an increase in property and equipment, net of $209,509; offset by a reduction in cash of $430,227; a decrease in inventory of $678,208; a decrease in deferred finance costs of $122,150 related to debt financing and the bridge loan; a decrease in other assets of $42,976; a decrease in goodwill of $593,604; related to the SureTrack transaction; the amortization of intangible assets of $439,638; and a decrease in our investment in an affiliate of $357,268.

        Total liabilities increased by $3,241,334 from $12,973,278 as of February 28, 2005 to $16,214,612 as of November 30, 2005. The increase is due to an increase in trade and accrued payables of $3,390,166; an increase in lines of credit of $491,703; notes payable received from stockholders of $431,776 for working capital; proceeds from the issuance of $1,488,000 in debentures; an increase of $132,273 in the redeemable preferred stock of a subsidiary; offset by the repayment of $1,369,125 on a bridge loan; and an increase in debt issue discount of $1,191,000 related to debenture funding.

        Operating activities used approximately $3.7 million in cash for the nine months ended November 30, 2005. Our net loss of $8.7 million was the primary component of our negative operating cash flow. Included in such loss were certain non-cash expenses such as the issuance of equity instruments for services of approximately $0.4 million, $0.7 million of deferred finance costs and debt discount related to the $1.5 million bridge loan, other debt financing (see below), amortization of deferred compensation cost of $0.3 million, and depreciation and amortization of approximately $0.7 million. The effect of the non-cash expenses described in the preceding sentence was reduced by an unrealized foreign exchange gain of $0.1 million. Negative operating cash flow was further increased by the increase of approximately $4.5 million in trade payables with the extension of payment terms to vendors; offset by the increase of $1.2 million in trade receivables.

        Cash used in investing activities during the nine months ended November 30, 2005 principally related to the purchase of property and equipment of approximately $0.6 million for our expansion into Europe and Southeast Asia; offset by the reduction of investment in an affiliate of approximately $0.2 million.

        Cash flows provided by financing activities during the nine months ended November 30, 2005 consisted of approximately $3.1 million of proceeds from the issuance of common stock; approximately $0.6 million advanced on lines of credit; approximately $1.2 million of debenture funding; approximately $0.6 million of advances by certain Company stockholders for working capital. Of this total, $1.5 million was used to repay the aforementioned bridge loan in April 2005 and $0.1 million of advances by certain Company stockholders.

        At November 30, 2005, the Company had negative working capital of approximately $7.4 million. The primary reason for the working capital deficit is the increase in trade accounts payable of approximately $4.5 million.

        It is apparent from this analysis that the Company primarily relied on equity capital, loan proceeds and extended payment terms with certain vendors to fund its operations during the nine months ended November 30, 2005. In order for the Company to finance operations and continue its growth plan, substantial additional funding will be required from external sources. Management plans on funding operations through a combination of equity capital, lines of credit, and collateralized debt facilities. Management is currently in negotiations with certain strategic investors, who have expressed an interest in making investments in the Company. In addition, management has revised the Company's business plan and thereby reduced its cash requirements by using alternate channels to access Telematics markets in selected geographic locations. While such revisions may yield immediate improvements in short-term profitability and cash flow, this will be achieved at the cost of a reduction in the Company's future growth rate and profitability, if any.

        Astrata SA has secured a line of credit for use in its South Africa operations. The line of credit is secured by certain trade accounts receivable and allows for funding up to 70% of the outstanding accounts receivable with a maximum of R10,000,000 (approximately $1.5 million at November 30, 2005). Interest on the outstanding balance is charged at the current prime rate in South Africa (10.5% as of November 30, 2005). The outstanding balance is approximately $1.0 million as of November 30, 2005, and is included in lines of credit in the accompanying condensed consolidated balance sheet.

        In June 2005, Astrata SA obtained a R7,000,000 line of credit (approximately $1.1 million as of November 30, 2005) with a South African finance company. This revolving facility is repayable within sixty days of funding with interest at 2% above the South African prime rate plus a 3% fee on each advance, and is secured by subordination of certain intercompany liabilities of Astrata SA and its subsidiary, and a bond secured by certain assets (up to R12,000,000) of the Company's South African subsidiaries. The outstanding balance is approximately $0.6 million as of November 30, 2005, and is included in lines of credit in the accompanying condensed consolidated balance sheet.

Liquidity and Future Funding Requirements
-----------------------------------------

        The Company's condensed (interim) consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. For the nine months ended November 30, 2005, we had a net loss of approximately $8.7 million and negative cash flow from operating activities of approximately $3.7 million. In addition, we had a working capital deficit of approximately $7.4 million as of November 30, 2005. Our independent auditors have included a going concern paragraph in their re-issued audit report on our February 28, 2005 consolidated financial statements. The going concern paragraph states that there is substantial doubt about the Company's ability to continue as a going concern. Such financial statements and the accompanying November 30, 2005 condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern (based upon management's plans discussed herein) which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the aforementioned financial statements do not included any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

        Management is projecting growth in our Telematics sales during fiscal 2006. It is anticipated that a substantial amount of our growth will be generated by our GLP product, which was first introduced in November 2004 and subsequently supported with international sales and a marketing infrastructure in fiscal 2005. Comparison of Telematics revenue and gross margin for the first nine months of fiscal 2006 with our original budget is no longer meaningful as an assumption in that budget was based on an accelerated roll-out program which in turn assumed raising a specified amount of capital between January and March of 2005. To date, we have only been able to raise a portion of our anticipated capital requirements.

        Based on our revised forecast of Telematics revenues, which grew by 63% during the nine months ended November 30, 2005 as compared to the nine months ended November 30, 2004, such revenues exceeded our expectations. Margins, primarily due to higher communication costs experienced earlier in the year, as disclosed in the 10-QSB for the quarter ended May 31, 2005, were below our expectations.

        There can be no assurance that revenue growth under the revised forecast will generate margins that provide an adequate return on our invested assets, if at all, or that we will have sufficient resources to produce the products and provide the services required to support any such growth.

        We have various debt facilities which we are currently in negotiations for extension of the due dates (see Note 4 to the condensed consolidated financial statements included elsewhere herein).

        We continue to require funding in an amount substantially equivalent to the funding that we sought in calendar 2005, less the amounts that we received in the April/May funding of the Rodman/Westminster Private Placement and the October 2005. series of secured convertible notes with estimated proceeds (net of fees and costs) of $1.75 million.

        In order for us to fund our operations and continue this growth plan, substantial additional funding will be required from external sources. Management intends to fund operations through a combination of equity, lines of credit, and collateralized debt facilities. Management is currently in negotiations with certain strategic investors, who have expressed an interest in making investments in us. These discussions are ongoing, and one of the potential creditors has recently concluded its due diligence procedures. However, there can be no assurance of the outcome of these negotiations. In the event that we are not able to secure financing on acceptable terms beyond the $3.9 million of net proceeds received in the first and third quarters of fiscal 2006 (plus the additional $550,000 of net proceeds to be received from the October 2005 debt financing transaction described immediately below), management believes that it has the ability to access debt markets using sale and leaseback arrangements and/or collateralized debt facilities.

Debt Financing Transaction
--------------------------

        In October 2005, the Company completed a private placement financing transaction and agreed to issue secured convertible notes payable to a group of accredited investors in the total amount of $2,170,000. The Company received $700,000 in cash on October 7, 2005, and $500,000 on November 22, 2005. The remaining $550,000 of net proceeds have been placed in an escrow account and will be released when the related registration statement (see below) is declared effective by the SEC. These notes payable, which are due October 2008, are convertible into shares of the Company's common stock at any time at the holder's option at a fixed price of $0.78 per share.

        The excess of the face amount of the notes payable over the net proceeds principally represents interest at a rate of approximately 5.7% per annum. If such notes payable are not repaid when due, the interest rate increases by an additional 15% per annum. These notes payable are secured by all of the Company's property and equipment, trade and other accounts receivable, inventory, general intangible assets (including but not limited to all licenses, distributorship agreements, customer lists, goodwill, trade names, patents and patent applications), and all of the Company's other intellectual property including software code and related documentation, trade secrets, and copyrights. However, there is no security in favor of the lenders at the level of Astrata's Group's subsidiaries. Such notes payable are also collateralized by the assignment of 900,000 shares of the Company's common stock owned by certain members of our executive management team.

        In connection with the transaction described above, the Company also issued five-year warrants to purchase a total of up to 480,000 shares of its common stock at an exercise price of $2.00 per share. Such warrants vested and became fully exercisable upon issuance. Concurrently with the Company's receipt of the remaining tranche of net proceeds under the secured convertible notes payable, the Company will issue additional warrants to purchase up to an additional 220,000 shares of its common stock, for an aggregate issuance of warrants to purchase a maximum of 700,000 shares. However, the exercise of such warrants and/or the conversion of the related notes payable may not result in ownership (other than unexercised warrants and any unconverted notes payable) by any creditor and its affiliates of more than 4.99% of the Company's then outstanding shares of common stock.

        The creditors/warrant holders in the above transaction have certain registration rights for the common stock underlying both the warrants and the convertible debt. The related registration rights agreement includes financial penalties since the Company failed to meet the registration statement effectiveness deadline date, which was January 16, 2006. Such penalty, which is 2% per month (approximately $43,000/month), can be paid in common stock at the option of the Company. See Note 14 to the condensed consolidated financial statements included elsewhere herein for additional information.

        Under the circumstances described in the following sentence, the Company would be in default of the aforementioned notes payable. As explained above, the Company failed to meet the registration statement effectiveness-date deadline; if and when the creditors provide the Company with the contractually required notice to that effect, this condition will become an "Event of Default" as defined in the underlying debt agreements. When a default event exists, the notes become immediately due and payable. The Company would then be obligated to pay, within forty five days of the receipt of any such notice, the sum of (a) 130% of the then outstanding principal amount, (b) additional interest at an annual rate of 15% (commencing on the forty-sixth day after receipt of the notice), (c) any unpaid liquidated damages for failure to meet the registration statement deadline, and (d) certain other penalties if the Company had previously been unable to timely deliver the common stock required to effect a partial or complete conversion of any of the notes payable.

Proposed Strategic Financing Transaction
----------------------------------------


        The Company is presently negotiating a debt/equity financing transaction with a U.S.-based entity. Under the proposed terms, Astrata Group, Inc. ("AGI") would issue a maximum of $20 million of junior convertible notes payable which would mature in five years. In addition, a to-be-formed indirectly wholly-owned South African subsidiary of AGI (the "Subsidiary") would issue $5.5 million of notes payable, which would be guaranteed by AGI and which would mature in four years. These proposed notes payable would be secured by all the assets of the Company and the Subsidiary, and would require monthly payments of interest (at 14%) and principal. Management anticipates that a fixed conversion price per share for the convertible notes would be negotiated prior to consummating the proposed transaction, if at all.

        Under the proposed terms, AGI would also issue detachable warrants (the "AGI warrants") to purchase 28% of its fully-diluted outstanding common stock (to be defined in the transaction documents) at an exercise price of $2.00 per share. Management expects that the holder of the AGI warrants would be granted certain demand registration rights for the common stock underlying such warrants. As of November 30, 2005, management estimates that the AGI warrants would be exercisable into approximately 5.7 million shares of its common stock. The Subsidiary would also issue warrants to acquire 30% of its fully-diluted common stock (to be defined in the transaction documents). If this transaction is consummated under the terms described above, management is considering a "re-set" to $2.00 per share of (i) the exercise price for all outstanding warrants and options whose current exercise price is greater than $2.00 per share, and (ii) the conversion price for all outstanding convertible debt whose current conversion price is greater than $2.00 per share; all other terms of such equity instruments and debt agreements would remain unchanged. However, since a definitive agreement has not been executed, and because there is no assurance that this proposed transaction will be consummated under the terms described above (if at all), management has not made any final decision regarding the proposed "re-set" of the exercise and conversion prices described in the preceding sentence.

Off Balance Sheet Arrangements
------------------------------

        As of November 30, 2005, there were no off balance sheet arrangements. Please refer to the Commitments and Contingencies footnote to the Company's condensed consolidated financial statements included elsewhere herein.

Inflation
---------

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

Foreign Currency Exchange Rate Risk
-----------------------------------

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

        The principal foreign currency involved is the South African Rand. The Company translates all assets and liabilities at period-end exchange rates and income and expense accounts at average rates during the period. The U.S. dollar strengthened against the Rand by approximately 12% during the nine months ended November 30, 2005; and the U.S. dollar weakened by approximately 10.5% during the nine months ended November 30, 2004. The average U.S. dollar rate strengthened against the Rand by approximately .1% for the nine months ended November 30, 2005 compared to the nine months ended November 30, 2004. This increases both our revenue and costs as compared to previous periods. During the nine months ended November 30, 2005, the Company also had transactions denominated in the British Pound, the Singapore dollar, the Malaysian Ringgit, the Brunei dollar, and the New Zealand dollar.

Interest Rate Risk
------------------

        Since many of the Company's credit facilities are directly based on various prime rates of interest, the Company is exposed to interest rate risk.

ITEM 3:  CONTROLS AND PROCEDURES

        We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended November 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls
-----------------------------------------------------

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

                          PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

        From time to time, we may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business. We are not currently a party to any material legal proceedings.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

        In October 2005, the Company completed a private placement financing transaction and agreed to issue secured convertible notes payable to a group of accredited investors in the total amount of $2,170,000. The Company received $700,000 in cash on October 7, 2005, and $500,000 on November 22, 2005. The remaining $550,000 of net proceeds have been placed in an escrow account and will be released when the related registration statement is declared effective by the SEC. These notes payable, which are due October 2008, are convertible into shares of the Company's common stock at any time at the holder's option at a fixed price of $0.78 per share. The transaction described in this paragraph constituted an exempt offering under Rule 506 of Regulation D to accredited investors or under Regulation S for non U.S. persons.


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5:  OTHER INFORMATION

        None

ITEM 6:  EXHIBITS

Exhibit No.                               Description
-----------     ----------------------------------------------------------------

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

Exhibit 10.30 Form of Callable Secured Convertible Note incorporated by reference to Exhibit 10.30 to the Company's amended registration statement on Form SB-2 filed on December 16, 2005.

Exhibit 10.31 Registration Rights Agreement dated as of October 7, 2005 by and among Astrata Group Incorporated and the investors set forth on the signature pages thereto incorporated by reference to Exhibit
                10.31 to the Company's amended registration statement on Form SB-2 filed on December 16, 2005.

Exhibit 21.1 Subsidiaries of Astrata Group Incorporated, incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-KSB filed on June 14, 2005.

Exhibit 31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 32* Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

----------------
* Filed herewith

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        ASTRATA GROUP INCORPORATED


By: /s/ Martin Euler                                     Date: January 23, 2006
        ------------------------------------------
        Martin Euler
        Chief Financial Officer,
        Principal Accounting Officer and Secretary

                                 EXHIBIT INDEX

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.