Form 10KSB/A
period 2005-02-28
ASTRATA GROUP INC
filed 2006-07-14
CIK 1071157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                  For the fiscal year ended: February 28, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-32475

                           ASTRATA GROUP INCORPORATED
                 (Name of small business issuer in its charter)

            NEVADA                                       84-1408762
            ------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


1801 CENTURY PARK EAST, SUITE 1830, LOS ANGELES, CALIFORNIA        90067-2320
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number (310) 282-8646

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $0.001
                                (Title of class)

      Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

         State issuer's revenues for its most recent fiscal
   year:                                                          $ 14,677,230

         State the aggregate market value of the voting and
   non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as
   of June 7, 2005:                                               $ 30,382,860

          Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes |X| No |_|

   State the number of shares outstanding of each of the
   issuer's classes of common equity as of June 7, 2005:            12,324,552

Transitional Small Business Disclosure Format (Check One):  Yes |_|  No: |X|

                        [ASTRATA GROUP INCORPORATED LOGO]



                                TABLE OF CONTENTS


      PART I

      Item 1:  Description of Business.........................................1

      Item 1A: Risk Factors....................................................8

      Item 2:  Description of Property........................................19

      Item 3:  Legal Proceedings..............................................19

      Item 4:  Submission of Matters to a Vote of Security Holders............19


      PART II

      Item 5:  Market for Common Equity and Related Stockholder Matters.......19

      Item 6:  Management's Discussion and Analysis or Plan of Operations.....23

      Item 7:  Financial Statements...........................................34

      Item 8:  Changes in and Disagrements with Accountants on Accounting and Financial Disclosure.......................................35

      Item 8A: Controls and Procedures........................................35

      Item 8B: Other Information..............................................35


      PART III

      Item 9:  Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act..............36

      Item 10: Executive Compensation.........................................38

      Item 11: Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters.....................40

      Item 12: Certain Relationships and Related Transactions.................42

      Item 13: Exhibits.......................................................43

      Item 14: Principal Accountant Fees and Services.........................45

                                EXPLANATORY NOTE


      This Annual Report on Form 10-KSB/A is being filed as Amendment No. 1 to the Annual Report on Form 10-KSB of Astrata Group Incorporated and Subsidiaries (sometimes hereinafter collectively referred to as "the Company" or Astrata") for the fiscal year ended February 28, 2005, which was filed with the Securities and Exchange Commission (the "SEC") on June 14, 2005 (the "Original Form 10-KSB"). Among other things, this Amendment is being filed in order to (a) include the going concern paragraph in the audit report of Squar, Milner, Reehl & Williamson LLP (which was added when the Company filed the second amendment of its Form SB-2 registration statement on October 27, 2005), (b) submit the restated financial statements described in the following sentence, and (c) disclose the transactions discussed in the fourth paragraph of Note 15. For reasons explained in Note 16, the consolidated statements of cash flows and the fiscal 2005 consolidated statement of operations included in this Amendment have been restated, as compared to those included in the Original Form 10-KSB. The fiscal 2005 statement of operations has been restated only to correct the weighted average common shares outstanding during the year, and the loss per common share; the net loss for the year ended February 28, 2005 has not been restated.

      The additional disclosures in Note 15 and the restated financial statements described above were included in the first and/or subsequent amendments of the Company's aforementioned registration statement filed during the period from August 19, 2005 to February 17, 2006.

      In response to comments from the SEC resulting from their review of the Company's Form SB-2 (filed on June 27, 2005) and the first four amendments thereof, certain other disclosures were added or expanded in the amendments of the Company's Form SB-2 filed during the period described in the preceding paragraph. Accordingly, this Amendment also expands the disclosure in Management's Discussion and Analysis or Plan of Operations (for example, see the "Liquidity and Going Concern Considerations": and the "Identifying and Measuring Impairment of Long-Lived Assets" sections), adds new disclosure to Note 1 (see, for example, the "Acquisition of Optron Technologies" and the "Liquidity and Going Concern Considerations" sections), and expands the disclosure in the "Goodwill" and " Customer Relationship Assets" sections of Note 5 to the Company's consolidated financial statements included herein.

      Except as expressly stated in this Amendment No. 1, this amended annual report speaks only as of the filing date of the Original Form 10-KSB and generally does not reflect any events occurring after June 14, 2005. Thus, words such as "currently" and "presently" used in this filing should be read in the context described in the preceding sentence. Furthermore, statements in the present tense (such as "we are a distributer of Trimble products ....")
generally speak as of approximately mid -June 2005. Lastly, although minimal disclosures herein have been updated to reflect certain transactions which occurred subsequent to mid-June 2005, in no case has management made any attempt in this Amendment to provide any information (such as subsequent events) that is more recent than the disclosure included in the fifth amendment of the Company's aforementioned registration statement that was filed with the SEC on February 17, 2006. See the Company's Form 10-QSB's for the first three quarters of fiscal 2006 and its Form 8-K's filed with the SEC from mid-June 2005 to date for updated information about the Company's financial affairs.

                                     PART I

Item 1: Description of Business

Overview

      We were incorporated in Nevada on March 13, 1996 as Sportsman's Wholesale Company and changed our name to Cetalon Corporation on March 12, 2001. Until 2003, Cetalon was as an operator of health food and fitness retail stores located within various Sears Roebuck & Co. locations throughout California and Canada. On January 15, 2003, Cetalon filed a petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, Los Angeles Division. After a hearing on May 27, 2004, the Bankruptcy Court entered an order confirming Cetalon's Second Amended Disclosure Statement and Plan of Reorganization (the "Plan") followed by confirmation of the Plan by the Bankruptcy Court on May 28, 2004. On June 8, 2004, the Plan became effective, and the Cetalon Corporation Liquidating Trust was created.

      Pursuant to the Plan, all equity interests of Cetalon that existed prior to June 8, 2004 (including, but not limited to, common stock, warrants, conversion rights under debt agreements and options) were cancelled as of June 8, 2004. Under the Plan, if all unpaid creditor claims that were assigned to the Cetalon Corporation Liquidating Trust are satisfied in full with interest, Cetalon's pre-petition equity holders will be entitled to a pro rata distribution of any remaining assets of the Cetalon Corporation Liquidating Trust based on their pre-petition ownership of Cetalon.

      Under the terms of the Plan, effective August 2, 2004 Cetalon combined with (i) Cadogan Investments Limited or "Cadogan", a London based company that owned Astrata South Africa (Pty.) Limited ("Astrata SA"); and (ii) Optron Technologies, Inc. or "Optron Technologies", a Nevada corporation. The subsidiaries of Optron Technologies, which were established shortly before June 8, 2004, are located in Singapore, Malaysia, Brunei, and England. Prior to the completion of the Cetalon, Cadogan and Optron Technologies combination transaction, Optron Technologies and its subsidiaries were engaged in the marketing and sale of various telematics and geomatics products and devices manufactured by Astrata SA. In connection with the August 2 transactions, the following day Cetalon, as the surviving entity of such combination, changed its name to our current name, Astrata Group Incorporated.

      In June 2004, we (see discussion below regarding "Reverse Merger Accounting") issued (i) approximately 6,275,000 post- reorganization common shares to the shareholders of Cadogan, and (ii) 1,800,000 post- reorganization common shares to the stockholders of Optron Technologies in exchange for 100% ownership of those two entities. We issued an additional 156,000 post-reorganization shares of common stock to the Cetalon Corporation Liquidating Trust for distribution pursuant to the terms of the Plan (62,400 shares for pro rata distribution to Class Two creditors, and 93,600 shares for other creditors and Cetalon Corporation Liquidating Trust expenses). We also issued 609,000 post- reorganization shares of common stock in satisfaction of approximately $520,000 of bankruptcy administration fees. Lastly, we issued an additional 1,560,000 post-reorganization shares of common stock in satisfaction of approximately $53,000 of administrative-claim notes payable and accrued interest.

      The shares issued through the bankruptcy proceedings for services rendered principally related to bankruptcy administrative expenses, and to satisfy other liabilities incurred by Cetalon. The transactions described in the preceding sentence were measured by exchange ratios that resulted from arm's-length negotiations among unrelated parties during the bankruptcy proceedings. The form and substance of such transactions were effectively mandated by the Bankruptcy Court, through their inclusion in Cetalon's confirmed reorganization plan. Therefore, management concluded that the amounts established by these parties represented estimated fair value, and the expenses and the issuances of common stock were recorded on that basis.

      As a result of the cancellation of all pre-petition equity instruments and issuance of the post- reorganization common shares of Cetalon, a change in control occurred.

      On December 16, 2004 the Bankruptcy Court closed the Cetalon Chapter 11 case.

Reverse Merger Accounting

      Because of the structure of the Cetalon, Cadogan and Optron Technologies combination transaction, Cetalon's acquisition of Cadogan (including its subsidiary) and Optron Technologies (and its subsidiaries) was accounted for as a "reverse merger" by Cetalon because the stockholders of Cadogan and Optron Technologies, as the legal acquirees, obtained more than 50% voting control of Cetalon, the legal acquiror. Since the shareholders of Cadogan obtained majority voting control of Cetalon, for accounting purposes Cadogan was treated as the continuing reporting entity and the accounting acquiror in the aforementioned combination transaction. This accounting treatment resulted in Cetalon adopting the February 28/29 fiscal year-end of Cadogan.

      Subsequent to the closing of the Cetalon, Cadogan and Optron Technologies combination transaction, our consolidated statements of operations have been those of Astrata Group Incorporated and its majority-owned subsidiaries. The consolidated balance sheet represents the net assets of the aforementioned entities (including majority-owned subsidiaries since their acquisition dates) reported at historical cost. All capital stock shares and amounts and per share data have been retroactively restated to reflect the exchange ratio in the aforementioned combination transaction.

Our Organizational Structure

      The following table summarizes our organizational structure as it existed in approximately mid-June 2005:


                                                        ---------------
                                                       | Astrata Group |
                                                       | Incorporated  |
                                                        ---------------
                                                                |
         -------------------------------------------------------------------------------
        |                                  |                                            |
 -----------------               ---------------------                         ------------------
|      Cadogan    |             | Astrata Europe Ltd. |                       |  Astrata (Asia   |
| Investments Ltd |             |                     |                       | Pacific) Pte Ltd |
 -----------------               ---------------------                         ------------------
        |                                                                               |
         --                                                             -------------------------------------------------
           |                                                           |                             |                   |
        ------------------                                 -----------------------------    ------------------   -----------------
       |  Astrata South   |                               | Astrata (Singapore) Pte Ltd |  | Astrata Malaysia | | Astrata (B) Sdn |
       | Africa (Pty) Ltd |                               | (51% owned by Astrata       |  |      Sdn Bhd     | |       Bhd       |
       |                  |                               | (Asia Pacific) Pte Ltd      |  |                  | |                 |
        ------------------                                 -----------------------------    ------------------   -----------------
                 |                                                                                                       |
              -------------------------------------------------------                                    ----------------
             |                           |                           |                                  |
 -------------------------     ---------------------     -------------------------            ---------------------
| Barloworld Optron       |   |  CyberPro Software  |   |  Astrata Systems (Pty)  |          | Astrata GeoTrax Sdn |
| Technologies (Pty) Ltd  |   | Solutions (Pty) Ltd |   |  Ltd, formerly known as |          |         Bhd         |
| (50% owned by Astrata   |   |                     |   | Nicon Systems (Pty)     |          |                     |
| South Africa (Pty) Ltd) |   |                     |   |           Ltd           |          |                     |
 -------------------------     ---------------------     -------------------------            ---------------------


        Our subsidiaries can be categorized in two separate groups, which serve distinct functions. The subsidiaries of Cadogan - Astrata SA, Astrata Systems
(Pty) Ltd (formerly Nicon Systems (Pty) Ltd) ("Astrata Systems"), CyberPro Software Solutions (Pty) Ltd and Barloworld Optron Technologies (Pty) Ltd - are primarily engaged in the manufacturing and research and development of our GPS technologies, as well as serving as sales, marketing and product support roles throughout Europe and Africa. Our remaining subsidiaries - Astrata (Asia Pacific) Pte Ltd, Astrata (Singapore) Pte Ltd, Astrata Malaysia Sdn Bhd, Astrata
(B) Sdn Bhd and Astrata GeoTrax Sdn Bhd - operate primarily in the sales and marketing roles of our products throughout Asia.

Nature of Operations

       We are in the telematics and geomatics sectors of the Global Positioning System ("GPS") industry. Our expertise is focused on advanced location-based IT products and services that combine positioning, wireless communications, and information technologies. We provide advanced positioning products, as well as monitoring and airtime services to industrial, commercial, governmental entities, academic/research institutions, and professional customers in a number of markets including surveying, utility, construction, homeland security, military, intelligence, mining, agriculture, public safety, marine, and transportation. We manufacture proprietary products, and are a distributor of certain Trimble Navigation Limited products. We lease facilities which accommodate the assembly, testing, and research and development personnel with thirteen years of experience in position and wireless communication technology that has delivered in excess of 83,000 GPS/GSM (Global System for Mobile Telecommunications) fleet management products to customers.

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

      Positioning technologies employed by us include laser, optical and inertial navigation systems. Communication techniques employed by us include both public networks such as GSM cellular and private networks such as paging or point-to-point private wireless networks and satellite communications.

      We believe that we add value to our products and services through the development of proprietary information technologies, such as applications and software that allow the customer to make use of the positioning information in a location of his choice.

      One of our predecessor entities was founded in 1986 as a reseller of Sokkia products, a Japanese manufacturer of survey instruments. Astrata SA was a distributor of Sokkia non-GPS technology optical instruments and Trimble GPS technology products until 1989; when the Astrata entity ceased its distribution of Sokkia products in order to become an international dealer for the Trimble GPS technology product line. Sokkia has since become a competitor of Trimble in the GPS products market. In 1988-89, we integrated GPS products into our portfolio and became one of the first international dealers of Trimble Navigation Limited in 1989. In 1998, we began developing our own software and proprietary products for the demanding commercial high precision positioning market. We sell geo-information technology (or "Geo IT") products and services to commercial customers in the mining, surveying, utility, government, agriculture, oil and gas, construction, and offshore fleet markets often in demanding environments. Our products include proprietary products and services as well as products from Trimble Navigation Limited, Nikon Surveying Instruments, Aquila, Thrane and Thrane, Itronix, and Optech. In addition, we provide ongoing communications and IT services (e.g., we are a satellite services provider for Telenor) for our customers with comprehensive service, training, and technical assistance.

      As new positioning and wireless technologies have been introduced in recent years, we have grown by incorporating them into a product line to meet the expanding market. In two transactions during 2002 and 2003, we purchased 100% of CyberPro Software Solutions (Pty) Ltd, an entity with experience in systems integration, large-scale database applications and Internet technologies, which launched our web-based communications IT services for vehicle tracking and monitoring and controlling offshore and onshore fleets.

      The results have been organic growth and our concentration on two operating segments: 1) geomatics and 2) telematics.

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

      We incorporate GPS positioning and critical performance and monitoring information from field equipment and personnel into earth moving, mining, and construction machines to lower costs, boost productivity, increase profits, and improve remote site management and operational control. Products in this segment automate certain functions in such machines and apply to the initial survey, earthmoving, and building phase of construction.

      This segment also supports our joint venture with Barloworld, the exclusive distributor of Caterpillar Corporation in South Africa. In October 2003, Astrata SA and Barloworld entered into an agreement, pursuant to which BOT was formed. Astrata SA and Barloworld each own 50% of BOT (see Note 10 to the consolidated financial statements included elsewhere herein).

      We are the sole distributor for Trimble Geomatics equipment in Southern Africa. Representative products marketed and sold by us and our subsidiaries include: GPS Survey Products and related accessories; Geographic Information System or "GIS" Mapping Products and related accessories; Nikon Total Stations, Automatic Levels, Thedolites; Itronix Products; Ag Leader Products; Chicago Steel Accessories; Garmin Handheld GPS Units; Optech; and Caterpillar Technology Products.

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

Telematics

      Telematics products, accessories and services are related to the business of remote monitoring of assets, frequently in real-time (including tracking and tracing) whereby position, attributes, status and communication are involved. Telematics products often focus on people and assets in hostile and demanding environments such as monitoring hazardous materials for homeland security purposes. This segment addresses the market for fleet management, workforce management, remote asset management and tracking, meter reading, and emergency services by providing hardware for GPS information and data collection, as well as the software needed to access and analyze the data through the Internet. Our products combine positioning, wireless, and information technology and add measurable value to location-based information. We offer airtime to communicate data from the vehicle or field location to the customer's data center or provide access over the Internet to the data and application software. This allows critical real-time performance and monitoring data to be accessed and analyzed by supervisory, maintenance, or financial users and make real-time decisions for productivity improvement, cost reductions, safety improvement, or other critical decisions to be fed to the field.

      In addition, we offer a range of rugged mobile computing, wireless and location-based solutions, which combine GPS and GSM technologies. The services markets for location-based technologies include workforce management, remote asset management and tracking, meter reading and emergency services. We offer custom built solutions as well as "off-the-shelf" products to meet the specific needs of its customers.

      The telematics segment also includes our seventh generation GPS/GSM transceiver our Geo-Location Platform ("GLP"), that enables users to track, monitor, and control mobile platforms or remote assets such as trucks, vessels, containers, trailers, and other vehicles (see below for additional information about the GLP).

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

      GPS technology is dependent upon the reception of the GPS signals by a receiver, which requires line-of-sight visibility between the satellites and the receiver. Buildings, hills, and dense foliage can block this line-of-sight visibility. The receiver must have a line-of-sight to at least four satellites to determine its latitude, longitude, altitude, and time. Distortion of GPS signals from atmospheric conditions, intentional or inadvertent signal interference, or Selective Availability may also limit the accuracy of GPS. Selective Availability, which was the largest component of GPS distortion, is controlled by the U.S. Department of Defense and was deactivated in May 2000.

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

Technical Support Services

      We maintain workshops staffed with factory-trained personnel to service and repair the equipment sold by us. We also provide technical support by means of dedicated personnel via e-mail, telephone and in-house, and offers product training.

Recent Trends

Geographic Expansion

      We have expanded our geomatics business into the Asia Pacific region with offices in Singapore, Malaysia, and Brunei.

      Astrata (Asia Pacific) Pte Ltd was incorporated on October 6, 2003 and is a wholly owned subsidiary of ours. The subsidiary serves as our Asia Pacific Regional Headquarters and also as the holding entity for our other subsidiaries, joint ventures, and strategic partnerships located in Malaysia, Brunei, and Indonesia.

      Astrata (Singapore) Pte Ltd ("Astrata Singapore") was incorporated on October 6, 2003 and was originally owned 51% by Astrata (Asia Pacific) Pte Ltd ("Astrata AP") and 49% by PCS Security Pty Ltd (a Singapore security consultancy company), the management of which has served with various security and intelligence organizations in the Singapore government.

      Our strategy is to deploy our leading edge technologies into the homeland security, hazardous materials, and civil defense markets in the Asia Pacific region by providing our customers with comprehensive solutions to their needs.

Geo-Location Platform or "GLP"

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

      Management believes that the GLP is the smallest, lowest cost, fully integrated, state of the art GPS location and GSM/CDMA (Code Division Multiple Access) wireless system, with on board over the air programmable intelligence operating on the MC Linux operating system. It combines a GPS system, a GSM phone, and a computer operating system integrated into a single package approximately half the size of a pack of cigarettes. The built-in wireless communication options include quad-band GSM, General Packet Radio Switching or "GPRS", Short Message Service or "SMS", circuit switched data or "CSD", Bluetooth, and wireless Local Area Networks or "LAN". The GLP is the backbone of our telematics product line and the foundation of our location-based services or "LBS" research and development plan.

      The telematics segment also includes our seventh generation GPS/GSM transceiver that enables users to track, monitor and control mobile platforms or remote assets such as trucks, vessels, containers, trailers and other vehicles. Our GLP is based on ten years of experience designing, manufacturing, and supporting over 83,000 GLP units for major global commercial telematics companies such as Thales. Management believes that the GLP sets a new standard of capability and functionality, more expandability, and high reliability, while at the same time dramatically reducing the cost of LBS. Management believes that customers can reduce costs, increase productivity, and monitor and control virtually any equipment, vehicles, assets, or persons using state of the art monitoring, routing, control or other real-time information systems. Our GLP platform allows us to integrate customized applications for virtually any requirement in markets such as container tracking for homeland security and employees for compliance with the Department of Transportation legislation relating to driving hours.

      Astrata Systems built the first one hundred of the seventh generation GLP units in May 2004 for field-testing and then built one thousand additional GLP units in September 2004 for initial commercial release. Our GLP system, comprising the complete software, firmware, and hardware was launched globally to customers in November 2004.

Joint Venture with Barloworld

      In October 2003, Astrata SA entered into an agreement with Barloworld, the exclusive distributor for Caterpillar Corporation in South Africa, pursuant to which Barloworld Optron Technologies (Pty) Limited or "BOT" was formed. Astrata SA and Barloworld each owns 50% of BOT. Barloworld's core business is the sale, rental, service, and maintenance of new and used Caterpillar commercial equipment and related parts in South Africa and other African countries. The principal business of BOT is the supply of products and services to the mining industry in southern Africa.

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

SureTrack Acquisition

      In January 2005, Astrata SA closed the purchase of SureTrack, a satellite-based tracking and communications enterprise, whose technology facilitates cross-border fleet management services, particularly in remote areas.

      SureTrack's Global Telemetry Monitoring System - renamed Solaris - integrates satellite communications capability with our GLP, the world's smallest advanced fleet management and real-time vehicle tracking device, which integrates a GPS receiver, a GSM cell phone, and a sophisticated computer operating system into a single package approximately 50% the size of a modern mobile phone. Our GLP can monitor and control fleets of virtually any equipment, vehicles, assets, shipping containers, as well as the status of individuals and personnel. Solaris was developed by SureTrack as a fleet management and vehicle monitoring software solution for the VISTA (MT2000) satellite communications platform. The application is designed to interface seamlessly with various on-board devices and biometric control systems. SureTrack was established in 2001 and was based in Centurion, South Africa.

Principal Suppliers

      We are a distributor in sub-Saharan Africa for Trimble Navigation Limited's line of products and Trimble represents our largest single supplier. Our Trimble (Geomatics) products generated approximately 57% of our revenue in fiscal 2005, and are principally comprised of (i) land surveying equipment; (ii) optics; (iii) laser scanning; (iv) mapping and geographic information systems
(MGIS) equipment; (v) construction related instruments with machine control; and
(vi) water management and precision farming instruments.

Competition

      The markets for navigation, communications, and information products are highly competitive. We believe the principal competitive factors impacting the market for our products are design, functionality, quality and reliability, customer service, price, time-to-market, and availability. For reasons explained in the following paragraph, we believe that we generally compete favourably in these areas.

      We conduct an annual market analysis in which we review our market share. Inherent in this analysis is a review of our competition and level of competitiveness in the market. We are resellers of Trimble equipment, which comprises the majority of our geomatics revenue. Trimble is a market leader in design, functionality and quality of GPS-enabled technology. As distributors of Trimble products, we have not found local distributors of other products to have our level of technical support and expertise, which allows us to provide a high level of customer satisfaction. The majority of our geomatics equipment is imported into the markets in which we act as resellers.

      While we believe our products and services offer superior features, there is no certainty that we will establish our self in the international market. A number of our competitors, as detailed below, offer products that provide some of the functionality of our products. While we do not believe that any one of our competitors has a dominant position in our market as a whole, we may not be able to maintain our competitive position against current or potential competitors, especially those with significantly greater financial, marketing, service, support, technical, and other resources. Substantially all of our principal competitors are international entities and are larger and more established than we are.

      We believe that our principal competitors for telematics lines are @ Road, Inc, Xata Corporation, Trimble, Minor Planet Systems plc, Navman NZ Limited, Digicore Holdings Ltd, Seimens VDO Automotive (the automotive component arm of Siemens AG), CET and SES Systems Pte Ltd (subsidiaries of Singapore Technologies Electronics Limited), and Thales Telematics (part of the Thales Group). We believe that our principal competitors for our geomatics technology product lines are Lecia, Topcon, Sokkia and Riegal.

Research and Development

      Research and development costs relating to computer software products to be sold or otherwise marketed that are incurred before technological feasibility of the product has been established and after general release of the product to customers are expensed as incurred.

      Company management believes that technological feasibility is not established until a beta version of the product exists. Historically, costs incurred during the period from when a beta version is available until general release have not been material. Accordingly, we have not capitalized any software development costs. Research and development costs were approximately $1.3 million and $0.5 million for the years ended February 28, 2005 and February 29, 2004, respectively.

Employees

      We currently have 205 employees in addition to four consultants. Our employees are not represented by labor unions or collective bargaining agreements. We believe that our labor relations are good.

Item 1A:  Risk Factors

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

Risks Related to Our Business and Our Marketplace

We may not be able to secure the additional funding necessary to meet our liquidity and future funding requirements

      The consolidated financial statements included elsewhere herein have been prepared assuming we will continue in our present form, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. For the year ended February 28, 2005, we had a net loss of approximately $7.3 million and negative cash flow from operating activities of approximately $4.2 million. In addition, we had a working capital deficit of approximately $3.5 million and an accumulated deficit of approximately $7.3 million as of February 28, 2005.

      In order for us to fund our operations and continue our business plan, substantial additional funding will be required from external sources. Management currently intends to fund operations through a combination of equity, lines of credit, and collateralized debt facilities. There can be no assurance that we will be able to secure financing on acceptable terms beyond the $4.4 million of net proceeds received in the first and third quarters of fiscal 2006 (plus the additional $550,000 of net proceeds to be received from the October 2005 debt financing transaction described elsewhere herein). If not, management believes that it has the ability to access debt markets using sale and leaseback arrangements and/or collateralized debt facilities. In addition, in July 2005 management revised our business plan and thereby reduced our cash requirements by using alternate channels to access telematics markets in selected geographic locations. While such revisions may yield immediate improvements in short-term profitability and cash flow, this will be achieved at the cost of a reduction in our future growth rate and profitability, if any.

Our Current Financial Condition has Raised Substantial Doubt Regarding the Company's Ability to Continue as a Going Concern

       The independent auditor's re-issued report on our fiscal 2005 consolidated financial statements included elsewhere herein contains an explanation that our financial statements have been prepared assuming that we will continue as a going concern. Factors such as those described in the preceding risk factor raise substantial doubt about our ability to continue as a going concern. Management has undertaken to reduce operating costs significantly through a series of actions, and is presently negotiating certain financing alternatives for us. Notwithstanding management's undertakings to reduce costs and raise debt and/or equity funds in future transactions, we cannot assure you that management's efforts will lead us to profitability; nor can we provide any assurance that we can continue raising funds on acceptable terms. The consolidated financial statements included elsewhere herein do not include any adjustments that might result from the outcome of these uncertainties. The ability of the Company to continue operating as a going concern will depend on our ability to raise working capital, further streamline our operations, and increase revenues. Failure in any of these efforts may materially and adversely affect our ability to continue as a going concern.

Our strategic acquisitions, investments, strategic partnerships or other ventures may not be successful

      We intend to evaluate acquisition opportunities and opportunities to make investments in complementary businesses, technologies, services, or products or to enter into strategic partnerships with parties who can provide access to those assets, additional product or services offerings, or additional industry expertise. We may not be able to identify suitable acquisition, investment, or strategic partnership candidates, or if we do identify suitable candidates in the future, we may not be able to complete those transactions on commercially favorable terms, or at all.

      Acquisitions of companies, divisions of companies, or products entail numerous risks and uncertainties, which in our past experience include, and which we anticipate will include:

      o the difficulty of assimilating geographically dispersed operations and personnel of the acquired companies;

      o potential inability to successfully integrate acquired operations and/or products or to realize cost savings or other anticipated benefits from integration;

      o     loss of key employees of acquired operations;

      o     the potential disruption of our ongoing business;

      o     unanticipated expenses related to such integration;

      o the impairment of relationships with employees and customers of either an acquired company and/or our own business;

      o     the potential unknown liabilities associated with acquired business;

      o inability to recover strategic investments in development stage entities;

      o amortization and/or impairment of large amounts of intangible assets;

      o the diversion of management's attention from ongoing development of our business and/or other business concerns; and

      o the use of substantial amounts of our available cash or financial resources to consummate the acquisition.

We have limited experience in the geographic areas into which we expect to expand for our future operations

      Although Astrata SA, a South African company was established in 1986, we have had limited operations in Europe and Southeast Asia, in addition to the Middle East and the United States, where we propose to expand in the future. The business plan is largely based on the accumulated knowledge developed in South Africa.

      Despite our sales volume, we should still be considered an early stage company, and our operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the lack of significant operating history in various international markets. There is no certainty that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including the ability to develop a broad international customer base, enter new industries or areas of operations, and generally do business in a sufficient volume to provide sufficient revenue to cover our general and administrative, as well as operating, costs.

      Our business strategy entails providing comprehensive tracking system solutions. There is no certainty that we will accomplish development objectives in a timely manner, if at all. Any delays in meeting development objectives could impede success. As a developing business, we have no significant operating history outside of South Africa to reflect the results of this strategy. Therefore, there is no guarantee that we will succeed in implementing our strategy or that we will obtain financial returns sufficient to justify our investment in the markets in which we plan to participate.

We are subject to significant risks inherent in the development of new products and markets

      Our strategy includes developing new applications and entering new markets. The development of new and/or enhanced software products and services is a complex and uncertain process. We may experience design, development, testing, and other difficulties that could delay or prevent the introduction of new products or product enhancements and could increase research and development costs.

      The market for certain of our products and services is new and the markets for all of our products and services are likely to change rapidly. Our future success will depend on, among other things, our ability to anticipate changing customer requirements effectively and in a timely manner and to offer products and services that meet these demands. If we are unable to anticipate changes in existing and planned markets, we may not be able to expand our business or successfully compete with other companies.

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

We are subject to significant risks associated with international operations

      We have been subject to specific risks associated with doing business internationally and we anticipate that our future results will continue to be affected by a variety of international factors, which principally include:

      o     changes in foreign currency exchange rates;

      o changes in a specific country's or region's political or economic conditions, particularly in emerging markets;

      o trade protection measures and import or export licensing requirements;

      o     potentially negative consequences from changes in tax laws;

      o difficulty in managing widespread sales and manufacturing operations;

      o     less effective protection of intellectual property;

      o     longer sales cycles in international markets;

      o     tariffs, export controls and other trade barriers;

      o     difficulties in collecting accounts receivable in foreign countries;

      o     the burdens of complying with a wide variety of foreign laws; and

      o the need to develop internationalized versions of our products and foreign language marketing and sales materials.

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

Certain of our products are dependent on the continued availability of the Global Positioning System

      GPS products depend upon satellites maintained by the United States Department of Defense. If a significant number of these satellites become inoperable, unavailable, not replaced, if the policies of the United States government for the free use of the GPS are changed, or if there is interference with GPS signals, our business will suffer.

      The GPS is a satellite-based navigation and positioning system consisting of a constellation of orbiting satellites. The satellites and their ground control and monitoring stations are maintained and operated by the United States Department of Defense. The Department of Defense does not currently charge users for access to the satellite signals. These satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, some of the current satellites have been operating for more than thirteen years.

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

      Any reallocation of radio frequency spectrum could cause interference with the reception of GPS signals and this interference could harm our business. GPS technology is dependent on the use of the Standard Positioning Service or "SPS" provided by the U.S. Government's GPS satellites. The GPS operates in radio frequency bands that are globally allocated for radio navigation satellite services. The assignment of spectrum is controlled by an international organization known as the International Telecommunications Union or "ITU".

      The Federal Communications Commission or the "FCC" is responsible for the assignment of spectrum for non-government use in the United States in accordance with ITU regulations. Any ITU or FCC reallocation of radio frequency spectrum, including frequency band segmentation or sharing of spectrum, could cause interference with the reception of GPS signals and may materially and adversely affect the utility and reliability of our products, which would, in turn, have a material adverse effect on our operating results. In addition, emissions from mobile satellite service and other equipment operating in adjacent frequency bands or in-band may materially and adversely affect the utility and reliability of our products, which could result in a material adverse effect on our operating results.

Our products are subject to rapid technological advances and may become obsolete

      Since many of our products are based upon both GPS and cellular telephone technologies, both of which experience rapid technological advances, we must continue our research and development efforts or risk technological obsolescence. Our future revenue stream depends to a large degree on our ability to bring new products to market on a timely basis. We must continue to make significant investments in order to develop new products, enhance existing products and achieve market acceptance of such products. We may incur problems in the future in innovating and introducing new products. Our products in development may not be successfully completed or, if developed, may not achieve significant customer acceptance. If we are unable to successfully define, develop and introduce competitive new products, and enhance existing products, our future results of operations would be adversely affected. Development and manufacturing schedules for technology products are difficult to predict, and we might not achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to our future success.

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

Our success also depends on our ability to protect the proprietary and confidential aspects of our technology

      Our success will be dependent to a significant extent on our ability to protect the proprietary and confidential aspects of our products' technology. We have no patents or patent applications pending for our products. We have used non-disclosure agreements and other contractual provisions and technical measures to establish and protect our proprietary rights in our products. It is our belief that the pace of product development is so fast that long-term patent protection would be of little benefit to us. Furthermore, there is no guarantee that a patent, if granted, will protect our products against infringement, or that we will have the financial resources to prosecute an infringement claim.

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

We are dependent upon a limited number of on key personnel

      Because of the technical nature of our solutions and the markets in which we compete, our success depends on the continued services of our current executive officers and our ability to attract and retain qualified personnel with expertise in wireless communications and GPS. The loss of any of them or our inability to attract additional, experienced management personnel could have a substantial adverse affect on us. We have not obtained "key man" insurance policies on any of our management personnel and do not expect to obtain it on any of our future management personnel, as employed. Our ability to implement our strategies depends upon our ability to attract highly talented managerial personnel. There can be no assurance that we will attract and retain such employees in the future. The inability to hire and/or loss of key management or technical personnel could materially and adversely affect our business, results of operations and financial condition.

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

Our business is subject to long sales cycles, causing high working capital requirements

      Because the anticipated sales cycle in the target markets is subject to long cycles which include potential buyers requiring an evaluation process, we may be required to subsidize operations pending both obtaining sales contracts and the subsequent payment of invoices, increasing the need for adequate working capital.

      Since our technology is new, prospective customers may require a longer evaluation process prior to purchasing or making a decision to include our product in their vehicles or containers. Some prospective customers may require a test installation of a customized system before making a purchase decision, which could be costly and time consuming for us. Each industry that we serve may have entirely different requirements, which can diminish our ability to fine tune a marketing approach. Consequently, a backlog of orders could place a significant strain on our financial and other resources. At the same time, the failure by us to build a backlog of orders in the future would have a material adverse effect on our financial condition.

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

      Our operating results have fluctuated and can be expected to continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. In our experience, our operating results in any period are most significantly affected by:

      o     changes in market demand;

      o     competitive market conditions;

      o     market acceptance of existing and/or new products;

      o     fluctuations in foreign currency exchange rates;

      o     the cost and availability of components;

      o     our ability to manufacture and ship products;

      o     the mix of our customer base and sales channels;

      o     the mix of products sold;

      o our ability to expand our sales and marketing organization effectively;

      o our ability to attract and retain key technical and managerial employees;

      o     the timing of shipments of products under contracts; and

      o     general global economic conditions.

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

We are subject to significant foreign currency exchange rate fluctuations

      We have customers, suppliers and manufacturers that are located outside the United States. Some transactions relating to supply and development agreements may be conducted in currencies other than the U.S. dollar, and fluctuations in the value of foreign currencies relative to the U.S. dollar could cause us to incur currency exchange costs. In addition, some of our transactions denominated in U.S. dollars are subject to currency exchange rate risk. We cannot predict the effect of exchange rate fluctuations on our future operating results. Should there be a sustained increase in average exchange rates for the local currencies in these countries, our suppliers and manufacturers may request a price increase at the end of the contract period.

      Since some of our sales and purchase transactions are denominated in currencies other than the South African Rand, we are exposed to foreign currency exchange rate risk. Astrata SA purchases forward foreign exchange contracts to cover certain product - purchase transactions denominated in U.S. dollars.

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

      From February 28, 2005 to January 27, 2006, the South African Rand weakened against the U.S. dollar by approximately 15%.

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

Our operations are dependent on a limited number of suppliers

      We are a distributor in sub-Saharan Africa for products manufactured by Trimble Navigation Limited or "Trimble". As such, Trimble is our largest single supplier which provided an average of approximately 50% of our products during the two-year period ended February 28, 2005. Thus if our relationship with Trimble should deteriorate, or our distribution agreements with Trimble expire without being renewed, our business, results of operations and/or financial condition would be adversely affected to a material extent if we were unable to promptly locate alternative suppliers on substantially similar terms. Any significant delay in doing so could disrupt our manufacturing activities, impair our ability to maintain or expand our customer base, and/or have an adverse effect on our competitive position in the markets that we serve.

Risks Related to Owning Our Securities

Since first trading on December 16, 2004, our common stock has traded only sporadically and is expected to experience significant price and volume volatility in the future which substantially increases the risk of loss to persons owning our common stock

      There was no public market for our common stock prior to December 16, 2004. At best, only a limited market has developed and is expected to continue to develop in the foreseeable future for our common stock. Because of the limited trading market for our common stock, and the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and/or because the price for our common stock may suffer greater declines because of its price volatility.

      We cannot predict the extent to which investor interest in our stock will create or sustain an active and orderly trading market. If such a market were to develop, the market price of our common stock may continue to be highly volatile. The sale of a large block of shares could depress the price of our common stock to a greater degree than a company that typically has a higher volume of trading in its securities. In our experience, the following factors may have the most significant impact with upon the market price of our common stock and to the value of your investment:

      o     Disappointing results from our development efforts;


      o Failure to meet our revenue or profit goals or operating budget; o Decline in demand for our common stock;

      o Downward revisions in securities analysts' estimates or changes in general market conditions;

      o Technological innovations by competitors or in competing technologies;

      o     Investor perception of our industry or our prospects;

      o     General economic trends;

      o Variation in our quarterly operating results, including our inability to increase revenues;

      o     Announcement of new customer relationships by our competitors;

      o     Departures of our executive officers;

      o General conditions in the worldwide economy, including fluctuations in interest rates;

      o Developments in patents or other intellectual property rights and litigation;

      o     Developments in our relationships with our customers and suppliers;

      o     Any significant acts of terrorism against the United States; and

      o     Our currently limited public float.

      Our common stock has traded as low as $0.81 and as high as $7.70 during the December 2004 - January 2006 period. In addition to volatility associated with Over-The-Counter ("OTC") Bulletin Board securities in general, the markets for high technology stocks have experienced extreme volatility that has often been unrelated to the operating performance of the particular companies. These broad market fluctuations may adversely affect the trading price of our common shares.

The issuance of shares of common stock could result in a change of control.

      Our Articles of Incorporation authorize the issuance of 40,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. Our board of directors has the authority to issue additional shares up to the authorized capital stated in the Articles of Incorporation. The issuance of such shares would result in a reduction of the proportionate ownership and voting power of other stockholders and could result in a change of control of the Company.

Conversion of convertible notes issued to certain investors could negatively impact our share price.

      On October 7, 2005 we issued convertible notes in the aggregate principal amount of $2,170,000. The number of shares issuable upon conversion of the notes is based on a price of not less than $0.78 per share. Based on this price, upon conversion holders of the convertible notes would be entitled to receive 2,782,050 shares of our common stock, representing 18% of our then-issued and outstanding common stock. Conversion of the convertible notes may have a dilutive impact on our stockholders. As a result, our income (loss) per common share could decrease (increase) in future periods and the market price of our common stock could decline.

Future sales of our common stock could depress our stock price

       The Company is presently seeking to register shares representing 69.0% of our issued and outstanding common stock as of February 17, 2006 and 47% assuming issuance of all currently unissued shares included in the fifth amendment (filed with the SEC on February 17, 2006) of our Form SB-2 registration statement. If any of our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. In addition, such sales could create the perception of difficulties or problems with our software products and services. As a result, these stock sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

We are obligated to register for re-sale a material number of our shares of common stock, which is expensive and which resales could negatively affect the price of our common stock

      Pursuant to certain previously granted registration rights, the Company expects to file the sixth amendment of its registration statement with the SEC after filing its February 28, 2006 Annual report on Form 10-KSB. Such registration statement will seek to register for resale approximately 2,887,000 shares of our common stock and approximately 5,865,000 shares underlying outstanding warrants that we have granted and convertible debt that we have incurred. Subject to maintaining the effectiveness of such registration statement, all such shares (if issued) may be sold in the public market at any time. Compliance with these registration rights will involve substantial time and expense to the Company. Any substantial sales in the public market of shares pursuant to the registration statement could negatively impact the market price of our common stock.

A significant number of shares of our common stock became eligible for sale in the public markets in August 2005, which could negatively affect the price of our common stock

      In addition to the shares of our common stock that we are obligated to register for resale by the holders into the public markets, commencing in August 2005 an additional 6,873,000 shares of our common stock, which constitute "restricted securities," can be sold into the public markets in compliance with an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") provided by Rule 144. Rule 144 generally provides that beneficial owners of stock who have held such shares for one year may, within a three-month period, sell a number of shares not exceeding one percent of our total outstanding shares. Any substantial sales in the public market of restricted securities under Rule 144 or otherwise could negatively impact the market price of the common stock.

Our periodic financial results are subject to fluctuation, which could negatively affect the price of our common stock

      Our operating results have in the past and could in the future vary significantly from quarter to quarter. Our periodic operating results are likely to be particularly affected by the number of customers entering into service agreements for our products during any reporting period and the size of each transaction. Based on our prior experience, we anticipate the following factors will have most significant impact on our periodic operating results:

      o our ability to attract and retain new customers and sell additional products and services to current customers;

      o the renewal or non-renewal of service and maintenance contracts with our customers;

      o the announcement or introduction of new products or services by us or our competitors;

      o changes in the pricing of our products and services or those of our competitors;

      o variability in the mix of our product and services revenue in any quarter; and

      o the amount and timing of operating expenses and capital expenditures relating to the business.

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

Our common stock may be subject to penny stock rules, which make it more difficult for our stockholders to sell their common stock

      Our common stock is subject to certain rules and regulations relating to "penny stocks" (generally defined as any equity security that is not quoted on the NASDAQ Stock Market and that has a price less than $5.00 per share, subject to certain exemptions). Broker-dealers who sell penny stocks are subject to certain "sales practice requirements" for sales in certain non-exempt transactions (i.e., sales to persons other than established customers and institutional "accredited investors"), which include, among certain other restrictions, the delivery of a standardized risk disclosure document relating to the penny stock market, a uniform two day waiting period following delivery of such disclosure document and receipt of a signed and dated acknowledgement of receipt of such disclosure document before such transaction may be effected, and monthly statements disclosing recent bid and offer quotations for the penny stock held in the account. If the broker-dealer is the sole market maker, the broker-dealer must disclose this, as well as the broker-dealer's presumed control over the market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. For as long as our securities are subject to the rules on penny stocks, the liquidity of our common stock could be significantly limited. This lack of liquidity may also make it more difficult for us to raise capital in the future.

Our Articles of Incorporation and By-Laws protect directors from liability

      The limitations on director liability contained in our Articles of Incorporation and Bylaws may discourage lawsuits against directors for alleged breach of fiduciary duty. Our officers and directors are required to exercise good faith and high integrity in the management of our affairs. Our Articles of Incorporation provide, however, that our officers and directors shall not have any liability to our stockholders for losses sustained or liabilities incurred that arise from any transaction in their respective managerial capacities unless they engaged in intentional misconduct, knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction.

      Our Articles of Incorporation and By-Laws also provide for the indemnification by us of our officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct our internal affairs, provided that in connection with these activities they act in good faith and in a manner which they reasonably believe to be in, or not opposed to, our best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

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

Because a limited number of stockholders together beneficially own approximately 52% of our voting stock, the voting power of other stockholders may be limited

      Our directors, officers and greater than 5% stockholders own, as of February 17, 2006, approximately 52% of our outstanding common stock and beneficially own approximately 64% assuming issuance of all currently unissued shares underlying convertible debt, options and warrants held by our directors, officers and greater than 5% stockholders. Accordingly, these holders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that might be beneficial to our other stockholders, could delay or prevent an acquisition, and/or could cause the market price of our stock to decline. Some of these persons may have interests different than yours. For example, they could be more interested than our other stockholders in selling the Company to an acquirer or in pursuing alternative strategies.

      As a Nevada corporation, our directors, officers and greater than 5% stockholders are subject to certain fiduciary duties and obligations to us and our stockholders, which are governed by the corporation law of the State of Nevada. Beyond the duties and obligations provided under the corporation law of the State of Nevada, however, our directors, officers and greater than 5% stockholders are not subject to any third party agreement or obligation, nor have we implemented any procedure for resolving actual or perceived conflicts of interest between such directors, officers and stockholders and our other stockholders.

Item 2: Description of Property

      We are currently leasing our executive offices, sales offices and manufacturing facilities. Our executive office is located at 1801 Century Park East, Suite 1830, Los Angeles, California 90067.

      We are currently leasing facilities at the following locations:

      o     England: Chelsea Harbour, London, approximately 3,000 square feet

      o     Brunei: Kuala Belait, approximately 3,000 square feet

      o     Malaysia: Kuala Lumpur, approximately 1,500 square feet

      o Singapore: Suntec Tower One, Singapore, approximately 4,700 square feet

      o     South Africa: Stellenbosch, approximately 8,400 square feet

      o     South Africa: Johannesburg, approximately 5,500 square feet

      We believe that these facilities are sufficient for our operating purposes for the foreseeable future.

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

                                     PART II

Item 5:  Market for Common Equity and Related Stockholder Matters

Market Information

      Our common stock has been quoted on the OTC Bulletin Board since December 2004, and is currently quoted under the symbol "ATTG". The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by Yahoo!(R) Finance. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.


                                                          Bid
                                                          ---
                                                     High      Low
                                                     ----      ---
                Year ending February 28, 2006:
                     First Quarter                  $7.65    $3.50
                     Second Quarter                  4.45     1.17
                     Third Quarter                   1.60     0.81
                     Fourth Quarter(1)               2.75     0.81
                Year ended February 28, 2005:
                     Fourth Quarter                  7.70     5.00

              (1) Through February 14,, 2006.

      On February 14, 2006, the last sales price of our common stock was $2.05.

Penny Stock Rules

      The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or traded on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction (by a person other than an established customer or an "accredited investor") in a penny stock, among certain other restrictions, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation. In addition, the penny stock rules require a uniform two day waiting period following delivery of the standardized risk disclosure document and receipt of a signed and dated acknowledgement of receipt of such disclosure document before the penny stock transaction may be completed.

      The broker-dealer also must provide, prior to effecting any transaction (by a person other than an established customer or an "accredited investor") in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

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

Holders of Our Common Stock

      As of February 16, 2006, there were approximately 500 holders of record of our common stock.

Dividends

      We have never declared or paid any cash dividends on our common stock. We anticipate that any earnings will be retained for development and expansion of our business and do not anticipate paying any cash dividends in the near future. Our Board of Directors has sole discretion to pay cash dividends based on our financial condition, results of operations, capital requirements, contractual obligations, and other relevant factors.

Recent Sales of Unregistered Securities

      The information set forth below relates to our issuances of securities without registration under the Securities Act, during the year ended February 28, 2005, that were not previously disclosed in one of our periodic reports during such year.

      In September 2004, one of our stockholders (who then beneficially owned approximately 5.5% of our outstanding common stock) lent $1.5 million to us. Concurrently with our receipt of the proceeds of the loan, we agreed to grant the stockholder two-year warrants (which vested and became fully exercisable on the grant date) to purchase up to 48,000 shares of our common stock at an initial exercise price of $2.00 per share. The Company recorded this transaction as a finance charge of $139,000 using Black-Scholes to estimate the fair value. In connection with the grant of the warrants, we also agreed to provide certain registration rights for a period not to exceed five years in respect of the shares underlying the warrants and for certain other shares then owned by the stockholder. The registration rights agreement does not contain any specific deadlines or financial penalties relating to the filing or effectiveness of the registration statement. In November 2004, with retroactive effect to the date of the original borrowing, the loan arrangement was amended such that the due date was extended to June 30, 2005, and the principal and accrued interest became convertible into shares of our common stock at the initial rate of $5.00 per share. The stockholder's conversion privilege expires when we have privately issued our common stock for an aggregate consideration of at least $10 million. Interest at the rate of 15%, compounded annually, continued to be due and payable concurrently with the principal. Concurrently with the amendment of the loan arrangement, we also granted the stockholder two-year warrants (which vested and became fully exercisable on the grant date) to purchase up to 32,000 shares of our common stock at an initial exercise price of $5.00 per share. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to a single accredited investor.

      In December 2004, we sold a $384,000 convertible demand note to the stockholder referenced in the preceding paragraph. Such note is convertible into shares of our common stock at the initial rate of $5.00 per share (which is subject to reduction in the event of certain dilutive issuances). The holder's conversion privilege under the December 2004 note expires when we have privately issued our common stock for an aggregate of at least $10 million. The principal is due upon 15 days' written demand, but no later than June 30, 2005. Interest at the rate of 15%, compounded annually, is due and payable concurrently with the principal. In connection with the sale of the note, we granted warrants (which vested and became fully exercisable on the grant date) to the holder to purchase up to 12,000 shares of our common stock at an initial exercise price of $5.00 per share. We recorded the grant of the warrants as a finance charge of $28,000 using the Black-Scholes option-pricing model to estimate their fair value. The transaction described in this paragraph constituted an exempt offering under Rule 506 of Regulation D to an accredited investor.

      In December 2004, we entered into a series of agreements, pursuant to which we sold 166,428 units of our securities at $5.25 per unit, or an aggregate of $841,247 in net proceeds. Each unit consisted of one share of common stock and one two-year warrant to purchase one share of common stock at an exercise price of $5.00. The warrants vested and became fully exercisable on their issuance dates. We also provided certain "piggy-back" registration rights for the shares and the shares underlying the warrants for a period not to exceed three years, and agreed to file a re-sale registration statement with the SEC covering the registrable securities on or before June 2005. We are not subject to any contractual penalties if such registration statement is not filed timely or declared effective by the SEC by any specific date. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to accredited investors.

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

      In December 2004, we issued 24,100 shares of our common stock to approximately 190 employees in exchange for services rendered. Such shares were valued at $120,500 (estimated to be the fair value based on the trading price on the issuance date). With the exception of one employee and his family member designees and two minor designees of a second employee, none of the persons was a "U.S. person" (as defined in Rule 902 of Regulation S), and each of the issuances constituted an "offshore transaction" (as defined in Rule 902 of Regulation S). The per-share value of the common stock was $5.00 and the Company recorded compensation expense of $120,500. The transactions described in this paragraph constituted exempt offerings under Regulation S or Section 4(2) of the Securities Act.

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

      In January 2005, we issued 160,198 shares of our common stock in connection with an acquisition (see Note 5 to the consolidated financial statements included elsewhere herein). We had an independent valuation prepared regarding the acquisition, which estimated a per-share value of $3.02, or an aggregate value of $483,798. The shares bear a legend restricting the resale of 50% thereof for a two-year period and the remaining 50% for a three-year period. The transaction described in this paragraph constituted an exempt offering under
Section 4(2) of the Securities Act.

      In January 2005, we entered into a series of agreements to sell 100,720 units of our securities at $5.25 per unit, for an aggregate of $528,780 in gross proceeds. Each unit consisted of one share of our common stock and one three-year warrant, each for the purchase of one share of our common stock at an initial exercise price of $5.00 per share. The warrants vested and became fully exercisable on their issuance dates. We also provided certain "piggy-back" registration rights for the shares and the shares underlying the warrants for a period not to exceed three years, and agreed to file a registration statement with the SEC covering the resale of the registrable securities on or before June 2005. We are not subject to any contractual penalties in the event that any such registration statement is not filed timely or not declared effective by the SEC by any specific date. None of the subscribers was a "U.S. person" (as defined in Rule 902 of Regulation S), and each of the sales constituted an "offshore transaction" (as defined in Rule 902 of Regulation S). The transactions described in this paragraph constituted exempt offerings under Regulation S.

      In February 2005, we entered into a series of agreements pursuant to which we sold 15,000 units of our securities at $5.25 per unit, for an aggregate of $79,000 in gross proceeds. Each unit consisted of one share of our common stock and one three-year warrant to purchase one share of our common stock at an exercise price of $5.00. The warrants vested and became fully exercisable on their issuance dates. We also provided certain "piggy-back" registration right for the shares and the shares underlying the warrants for a period not to exceed three years, and agreed to file a registration statement with the SEC covering the resale of the registrable securities on or before June 2005. We are not subject to any contractual penalties in the event that any such registration statement is not filed timely or not declared effective by the SEC by any specific date. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to accredited investors.

      In February 2005, we entered into a series of short-term convertible notes, pursuant to which we borrowed an aggregate of $1,500,000. Principal and accrued interest (at the rate of nine percent per annum) were repaid in April 2005. In connection with obtaining the loans, we issued an aggregate of 15,000 shares of our common stock to the lenders. In February 2005, we also sold and issued 150,000 five-year warrants for the purchase of an equivalent number of shares of common stock. The initial exercise price of each warrant is $5.00, subject to certain anti-dilution provisions. The warrants vested and became fully exercisable on their issue dates. The values assigned to the shares and warrants represent finance charges and will be expensed over the term of the loan. The values for the shares of common stock and the warrants were estimated separately, with the 15,000 shares being valued at $6.375 per share and the 150,000 warrants being valued using an option-pricing model at $196,000. The Company also provided certain "piggy-back" registration rights for the shares underlying the notes, for the issued shares, and for the shares underlying the warrants for a period not to exceed five years and agreed to file a registration statement with the SEC covering the registrable securities on or before June 2005. The Company is not subject to any contractual penalties in the event that any such registration statement is not filed timely or not declared effective by the SEC by any specific date. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to accredited investors.

      In February 2005, we issued 59,940 shares of our common stock in connection with an acquisition (see Note 5 to the consolidated financial statements included elsewhere herein). The purchase agreement assigned a per-share value of $5.005 with an aggregate amount of $300,000. The shares bear a legend restricting the resale thereof for a three-year period. The transaction described in this paragraph constitutes an exempt offering under Section 4(2) of the Securities Act.

Item 6: Management's Discussion and Analysis or Plan of Operations

Forward-Looking Statements

      Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended or the "Exchange Act". Actual results may differ materially from those included in the forward-looking statements. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "anticipate," "estimate," "project," "prospects," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally in the United States of America and the other countries in which we operate, legislative/regulatory changes, the political climate in the foreign countries in which we operate, the availability of capital, interest rates, competition, and changes in U.S. generally accepted accounting principles ("GAAP"). These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on any such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, are included herein and in our other filings with the SEC.

Company Overview and Recent Trends

Company Overview

      We are in the telematics and geomatics sectors of the GPS industry. Our expertise is focused on advanced location-based IT products and services that combine positioning, wireless communications, and information technologies. We provide advanced positioning products, as well as monitoring and airtime services to industrial, commercial, governmental entities, academic/research institutions, and professional customers in a number of markets, including surveying, utility, construction, homeland security, military, intelligence, mining, agriculture, public safety, marine, and transportation. We own an assembly and testing facility with thirteen years of experience in position and wireless communication technology that has delivered in excess of 83,000 GPS/GSM (Global System for Mobile Telecommunications) fleet management products to customers.

Results of Operations for the Year Ended February 28, 2005 Compared to February 29, 2004

        Net sales were approximately $14.7 million for the twelve months ended February 28, 2005; an increase of approximately $4.7 million compared to the twelve months ended February 29, 2004 of approximately $10 million. Of the approximately $4.7 million increase in revenues, approximately $2.5 million is related to increased demand in traditional geomatics products, primarily in GPS survey equipment and mapping; increased sales of new products for construction and agriculture machine control; and approximately $0.4 million revenue related to the expansion into South East Asia. Approximately $1.3 million was related to increasing telematics business in South Africa; revenue related to the recent Suretrack acquisition; and approximately $0.5 million of revenue related to the expansion of the telematics business into South East Asia.

      Gross profit increased approximately $1.4 million to approximately $5.8 million for the twelve months ended February 28, 2005 compared to the twelve months ended February 29, 2004 of approximately $4.4 million. Total gross profit as a percentage of revenue decreased from approximately 44% to 40%. Geomatics margins decreased from approximately 41% to 36%, while telematics margins decreased from approximately 53% to 50%. Geomatics margins are affected by the proportion of product sold to customers in the construction and agriculture industries, which realizes approximately 3% lower margins than survey and mapping products. Our telematics business with traditional non-recurring original equipment manufacturer or OEM and sub-contract manufacturing has been impacted by our moving to a service-based business model. While OEM profits are generated immediately upon sale, service-based profits are generated over the term of the contract. Thus, service-based sale transactions will result in reduced profits in the earlier part of the contract; however, profits will be generated in the future over the life of the contract.

      We are the sole distributor of Trimble products in South Africa. However, there are competing products in the market, and our geomatics business has faced increased competition from resellers of alternative equipment. Management believes that Trimble products compete favorably with other manufacturers in terms of technology and pricing strategy. In fiscal 2005, increased pressure to reduce selling prices became apparent to prevent migration of price-sensitive customers to competing products. Being primarily resellers of Trimble's geomatics equipment, we have limited ability to offset reduced selling prices with improved cost of sales. In addition, we have increased the use of resellers in the African market, which has reduced margins but, we believe, provides strategic revenue growth.

      The majority of our sales for the years ended February 29, 2004 and February 28, 2005 are in South African Rand. These are converted to U.S. dollars for financial reporting purposes at the average rate prevailing during the year. The U.S. dollar weakened by approximately 13.5% against the Rand when comparing the average rate of 2005 with 2004. This has the effect of increasing both revenues and cost of sales in 2005 as compared to 2004. Because the change in the exchange rate impacts both sales and cost of sales, there is no material effect on gross profit.

      Selling general and administrative expenses for the year ended February 28, 2005 were approximately $11.4 million, an increase of approximately $7.6 million compared to the year ended February 29, 2004 of approximately $3.8 million. For the year ended February 28, 2005, approximately $1.0 million of this increase is directly related to fluctuations in foreign currency exchange rates. In South Africa, the increase resulted from the expansion of our business where overhead increased by approximately $0.8 million. In South East Asia (including Singapore, Malaysia, Brunei and Indonesia) and Europe the start up of businesses resulted in an overhead expense increase of approximately $1.4 million and $0.6 million, respectively. The majority of these expenses are specifically related to staffing, facilities and travel. Corporate overhead of approximately $3.8 million included public company expenses of approximately $1.5 million, investor relations and investment banker service expenses of approximately $0.5 million and administrative expenses of approximately $1.8 million. Public company expenses include audit expenses, legal fees, director fees and one time re-organization fees of approximately $0.6 million. Administrative expenses primarily include marketing, salaries, facilities and travel expenses. For the year ended February 29, 2004, the $3.8 million was directly related to the South African operations, covering selling, general and administrative expenses.

      Research and development expenses increased to approximately $1.3 million in the year ended February 2005 from approximately $0.4 million in the year ended February 2004. This is due to the expansion of our hardware and software development staff and acceleration of the development of Geo-Location Platform or "GLP" derivatives.

      Our operating loss for the year ended February 28, 2005 was approximately $6.9 million, an increase of approximately $7 million over the prior year. This increase reflects the start-up costs of businesses in South East Asia and Europe; business expansion in South Africa; and corporate overhead relating to public company expenses, capital raising, and administrative expenses.

Certain Non-Operating Items

      See "Foreign Currency Exchange Rate Risk" below for discussion of unrealized loss on foreign exchange contracts.

Net Results of Operations

      We reported approximately $50,000 in income from Barloworld Optron Technologies (Pty) Ltd or "BOT", our joint venture with Barloworld Equipment Company (Pty) Limited or "Barloworld". Since Astrata SA does not own a majority voting interest in BOT and does not otherwise have a controlling financial interest in it, we account for our investment in BOT using the equity method of accounting (see Note 10 to the consolidated financial statements included elsewhere herein).

      We reported a net loss of approximately $7.3 million or $0.83 per common share for the year ended February 28, 2005 compared to a net loss of approximately $25,000 or less than one cent per common share for the year ended February 29, 2004.

Liquidity and Capital Resources

      Total assets increased by $6,659,236 from $7,671,771 as of February 29, 2004 to $14,331,007 as of February 28, 2005. The increase is due to the increase in cash of $1,016,997; an increase in accounts receivable of $191,982; an increase in inventory of $2,357,184 related to the manufacture and assembly of inventory in anticipation of the introduction of certain of our GLP products; deferred finance charges of $227,150; an increase in other assets of $242,687; an increase in property and equipment, net of $926,210; additional advances to an affiliate of $365,671; and an increase in intangible assets and goodwill of $1,331,497 related to two acquisitions.

      Total liabilities increased by $9,232,530 from $3,740,748 as of February 29, 2004 to $12,973,278 as of February 28, 2005. The increase is due to an increase in trade and accrued payables of $3,957,893 related to the manufacture and assembly of inventory in anticipation of the introduction of certain of our GLP products; an increase on a line of credit (secured by trade receivables) of $1,155,049; a net increase in a bridge loan of $1,369,125; liability for foreign exchange loss of $76,641; an increase in notes payable of $2,035,050; an increase of $1,010,434 for the reclassification of a subsidiary's preferred stock from minority interest to current/long-term liabilities because of a current year redemption.

      In fiscal 2005, we increased our borrowings in order to finance (i) the development of infrastructure related to the expansion into the European and South East Asia markets; (ii) expansion of staff to support the marketing of our telematics products; and (iii) increased research and development capabilities.

      The substantial increase in our property, plant and equipment is directly attributable to the above-described expansion and increased research and development capabilities. In this regard, we principally acquired additional computer equipment, demonstration equipment, furniture, and leasehold improvements.

      Our operating activities used approximately $4.2 million in cash in fiscal 2005. Our net loss of $7.3 million was the primary component of our negative operating cash flow. Included in such loss were certain non-cash expenses such as the issuance of equity instruments for services, to subsidiaries related to the June 2004 plan of reorganization, and in connection with capital-raising transactions in the total amount of approximately $2.2 million, and depreciation and amortization of approximately $0.6 million. Operating cash flow was further reduced by (i) increased inventories of approximately $2.3 million with the Company ramping up its inventory of GLP products in anticipation of sales in the Far East and Europe; offset by (ii) the increase in trade payables of approximately $2.6 million which includes $1 million related to the Company's acquisitions and $1.6 million related to the Company delaying payments to certain vendors.

      At February 28, 2005, the Company had negative working capital of approximately $3.5 million. The primary reason for the working capital deficit is the excess of the increase in trade accounts payable over the increase in inventory discussed above (which had a net positive effect of approximately $0.3 million on cash flow from operating activities), offset by an increase in the Company's credit facilities and notes payable to stockholders which had a negative effect of approximately $4.7 million on the working capital deficit and the same positive effect on cash flow from financing activities.

       Operating activities used approximately $1.4 million in cash in fiscal 2004. Operating cash flow was reduced primarily by the reduction of trade accounts payable of approximately $1.7 million, and the increase in trade receivables of approximately $0.2 million; offset by non-cash expense of in-process research and development of approximately $0.1 million and depreciation and amortization of approximately $0.4 million.

      Cash used in investing activities for fiscal 2004 related to the purchase of property and equipment of approximately $0.5 million; investment in Barloworld Optron Technologies (Pty) Ltd for working capital of approximately $0.3 million; and cash payment of $0.6 million in the acquisition of Astrata Systems.

      Cash flows provided by financing activities for fiscal 2004 consisted of approximately $0.6 million in notes payable for the acquisition of Astrata Systems. and approximately $2 million of proceeds resulting from the issuance of common stock.

      It is apparent from this analysis that the Company relied on lines of credit and other loans to fund its operations in fiscal 2005. In order for the Company to finance operations and continue its growth plan, substantial additional funding will be required from external sources. Management plans on funding operations through a combination of equity capital, lines of credit, and collateralized debt facilities. Management is currently in negotiations with certain strategic investors, who have expressed an interest in making investments in the Company. In addition, in July 2005 management revised the Company's business plan and thereby reduced its cash requirements by using alternate channels to access telematics markets in selected geographic locations. While such revisions may yield immediate improvements in short-term profitability and cash flow, this will be achieved at the cost of a reduction in the Company's future growth rate and profitability, if any.

      Since our expansion was substantially implemented in fiscal 2005, we do not anticipate material capital expenditures after the second quarter of fiscal 2006.

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

Other Matters

      We have a contract with Romec Services Ltd. (owned 51% by the Royal Mail of the United Kingdom) to sell it GLP units for placement with Romec customers, primarily the Royal Mail delivery fleet within the United Kingdom. Romec is currently phasing-out its existing suppliers and replacing us as its primary supplier. We estimate Romec Services Ltd. will acquire approximately 675 units between September 2005 and February 2006, which will generate recurring monthly revenues for us upon installation. Revenues generated during the year ending February 28, 2006 are expected to be immaterial. Management is presently reviewing applicable GAAP, and determining whether the service fees described below will have vendor-specific objective evidence ("VSOE") of fair value when the Romec transactions are consummated. When this process has been completed, the Company will define an appropriate revenue recognition accounting policy for the transactions outlined below.

      Our revenue from the transactions described in the preceding paragraph will be derived from two sources: (i) installation fees and (ii) service fees. Installation fees are intended to reimburse the Company for its direct labor costs incurred to complete the installation. Assuming that the Company has VSOE of fair value of the services fees, the installation-fee revenue would be fully recognized when the GLP unit is installed and accepted. Under those conditions, this revenue stream would approximate $84,000 for 675 units. Because the customer could purchase the services described below from a competitor, it is expected that the GLP unit will have full functionality in the customer's environment upon installation.

      The Company will also earn fees related to providing transmission and monitoring services for the customer under a contract. It is anticipated that the related revenue would be recognized on a monthly basis over the life of the contract. This would approximate $230,000 for the 675 units, depending on the number of months each unit is in service. Thus, the above transactions could generate a maximum of approximately $314,000 of revenue during the aforementioned period. Based on annualizing our revenue for the six months ended August 31, 2005, this would represent 2% of the Company's fiscal 2006 revenue.

      In any case, the revenue from the transactions summarized above will be recorded in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" and (where applicable) Statement of Position 97-2 in all material respects. In general, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

Liquidity and Going Concern Considerations

      The accompanying consolidated financial statements have been prepared assuming we will continue in our present form, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. For the year ended February 28, 2005, we had a net loss of approximately $7.3 million and negative cash flow from operating activities of approximately $4.2 million. In addition, we had a working capital deficit of approximately $3.5 million as of February 28, 2005.

      As disclosed in its Form 8-K filings, the Company implemented a revised business model in July 2005 when management executed agreements with distributors in Denmark and Italy. In addition, the Company adopted certain discretionary cost-cutting actions in the second quarter of fiscal 2006. Furthermore, when the first amendment of the Company's registration statement on Form SB-2 was filed in August 2005, management had received (and was then reviewing) three debt financing proposals. At that time and as of August 11, 2005, management reasonably believed that these actions and proposals - taken together - would be sufficient to meet the Company's financing requirements for the next twelve months. Because of the combination of these factors (and those discussed in the last paragraph of this section of management's discussion and analysis, as they existed in early June 2005), our independent auditors' initial doubt created by the Company's financial condition described in the preceding paragraph was alleviated.

      Subsequent to August 11, 2005, the growth of revenues from the Company's Southeast Asian subsidiaries continued to fall short of management's original forecasts. In addition, the Company's new placement agent found it increasingly difficult (as compared to their expectations) to raise immediate funds for the Company. Subsequently, a prospective creditor reduced a proposed debt transaction by approximately $2.2 million because the collateral would consist of assets located outside the United States. However, management is presently considering/developing plans which could generate fresh equity and/or debt capital from certain foreign and domestic investors. But until such plans have further matured, their success (if any) cannot be reliably determined. As of early December 2005, Astrata was negotiating a debt financing transaction that would provide funding of approximately $4,000,000. However, there is no assurance that a definitive agreement will be executed or that the Company will receive any funding as a result of this proposed transaction.

       Because of the matters discussed in the immediately preceding paragraph, the Company's independent public accountants added a going concern paragraph to their re-issued audit report on our February 28, 2005 consolidated financial statements included elsewhere herein. The going concern paragraph states that there is substantial doubt about the Company's ability to continue as a going concern. Such financial statements have been prepared assuming that the Company will continue as a going concern (based upon management's plans discussed herein) which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the aforementioned financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

      A summary of the Company's annual contractual obligations and commercial commitments as of February 28, 2005 for the near-term future is approximately as follows (see Notes 4, 7, 9 and 11 to our fiscal 2005 consolidated financial statements included elsewhere herein for additional information):

                         Fiscal 2006                  $3.3 million
                         Fiscal 2007                   1.2 million
                         Fiscal 2008                    .5 million

      The Company's capital requirements depend on numerous factors, including the rate of market acceptance of the Company's products and services, the Company's ability to service its customers, the ability to maintain and expand our customer base, the level of resources required to expand the Company's marketing and sales organization, research and development activities and other factors. As more fully explained elsewhere herein, management presently believes that cash generated from operations, combined with the Company's current credit facilities and the debt and/or equity financing proposals now under consideration, will be sufficient to meet the Company's liquidity requirements through February 2006, depending on operating results, the level of acceptance of our products/services, and the Company's operating expenses.

      Management is projecting growth in telematics sales during fiscal 2006. It is anticipated that this growth will be driven by the Astrata GLP product that was introduced in November 2004 and linked with international sales and a marketing infrastructure that was established in fiscal 2005. However, there can be no assurance that such sales growth will generate margins that provide an adequate return on our resources, if at all, or that we will have sufficient resources to produce the products and provide the services required to support any such growth. (See Risk Factors for a more detailed analysis of the risks attendant to our business and our growth.)

      In order for us to fund our operations and continue this growth plan, substantial additional funding will be required from external sources. Management currently intends to fund operations through a combination of equity, lines of credit, and collateralized debt facilities. In early June 2005, management was in negotiations with certain strategic investors, who had expressed an interest in making investments in the Company. These discussions are ongoing; however, there can be no assurance of the outcome of these negotiations. In the event that we are not able to secure financing on acceptable terms beyond the $3.9 million of net proceeds received in the first and third quarters of fiscal 2006 (plus the additional $1,050,000 of net proceeds to be received from an October 2005 debt financing transaction ), management believes that we have the ability to access debt markets using sale and leaseback arrangements and/or collateralized debt facilities. In addition, management has revised our business plan and thereby reduced cash requirements by using distributors to access telematics markets in selected geographic locations (see additional discussion above). While such revisions may yield immediate improvements in short-term profitability and cash flow, this will be achieved at the cost of a reduction in our future growth rate and profitability, if any.

Off Balance Sheet Arrangements

      As of February 28, 2005, there were no off balance sheet arrangements. See
Note 11 to our 2005 consolidated financial statements included elsewhere herein for additional information.

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

Foreign Currency Exchange Rate Risk

      The operation of our subsidiaries in international markets results in exposure to fluctuations in foreign currency exchange rates. The potential of volatile foreign currency exchange rate fluctuations in the future could have a significant effect on our results of operations. We purchase forward foreign exchange contracts to cover certain product-purchase transactions denominated in U.S. dollars.

      Our principal foreign currency involved is the South African Rand. We translate all assets and liabilities at period-end exchange rates and income and expense accounts at average rates during the period. The U.S. Dollar weakened against the Rand by approximately 13.5% for the year ended February 28, 2005. This increases both our revenue and costs as compared to previous periods. In fiscal 2005, we also had transactions denominated in the British Pound, the Singapore Dollar, the Malaysian Ringgit, and the Brunei Dollar.

Interest Rate Risk

      Since many of our credit facilities are directly based on various prime rates of interest, we are exposed to interest rate risk.

Critical Accounting Policies

      In December 2001, the SEC requested that all registrants list their most "critical accounting policies" in the Management Discussion and Analysis. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of our financial condition and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition:

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist of raw materials, work in process and finished goods. Market is determined by comparison with recent sales or estimated net realizable value.

      Net realizable value is based on management's forecasts for sales of our products and services in the ensuing years and/or considerations and analysis of changes in the customer base, product mix, or other issues that may impact the estimated net realizable value. Should the demand for our products or services prove to be significantly less than anticipated, the ultimate realizable value of our inventories could be substantially less than reflected in the accompanying consolidated balance sheet.

Long-Lived Assets

      In July 2001, the Financial Accounting Standards Boar (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. See below for additional information regarding the identification and measurement of impairment of certain long-lived assets governed by SFAS No. 144.

      As of February 28, 2005, management has determined that no such impairment exists and therefore, no adjustments have bee made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our services and products will continue which could result in impairment of long-lived assets in the future.

Intangible Assets

      SFAS No. 142, "Goodwill and Other Intangible Assets" addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the consolidated financial statements. SFAS No. 142 requires that goodwill and identifiable intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives. See below for additional information regarding the identification and measurement of impairment of goodwill and identifiable intangible assets governed by SFAS No. 142. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment, and expands the disclosure requirements about intangible assets in the years subsequent to their acquisition.

      The principal effect of SFAS No. 142 on our accompanying consolidated financial statements is that the goodwill described in Note 5 to such financial statements is not required to be amortized.

Revenue Recognition

      Our revenues are recorded in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

      When the ultimate outcome of a transaction is uncertain, revenue is recognized only to the extent that costs are recoverable from our customer. When the outcome of a transaction involving the rendering of services can be estimated reliably, revenue associated with the transaction is recognized by reference to the stage of completion of the transaction. The stage of completion is estimated by whichever of the following methods is considered most indicative of the physical completion under the circumstances of the specific transaction: a survey of the work performed, services completed as a percentage of total services required by the agreement, or costs incurred to date as a percentage of the most recent estimate of total costs to be incurred under the related contract or other agreement. Amounts which are billable under the terms of the contract may not reflect earned revenue under this accounting policy. Thus, invoiced amounts that have not been earned are reported as a liability in our consolidated balance sheet.

      Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents (and customer acceptance criteria, when applicable) are used to verify delivery. We assessed whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assessed collectibility based primarily on the credit worthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history.

      Our orders are generally shipped free-on-board destination, which means that such orders are not recognized as revenue until the product is delivered and title has transferred to the buyer. Free-on-board destination means that we bear all costs and risks of loss or damage to the goods prior to their delivery.

      Revenue from distributors and resellers is recognized upon delivery, assuming that all other criteria for revenue recognition have been met. Distributors and resellers do not have the right of return.

      Customer incentive bonuses and other consideration received or receivable by the Company directly from a vendor for which we act as a reseller are accounted for as a reduction in the price of the vendor's products or services. Where such incentive is pursuant to a binding arrangement, the amount received or receivable is deferred and amortized on a systematic basis over the life of the arrangement.

Research and Development Costs

      Research and development costs relating to computer software products to be sold or otherwise marketed that are incurred before technological feasibility of the product has been established and after general release of the product to customers are expensed as incurred.

      Management believes that technological feasibility is not established until a beta version of the product exists. Historically, costs incurred during the period from when a beta version is available until general release to the public have not been material. Thus, we have not capitalized any software development costs.

Identifying and Measuring Impairment of Long-Lived Assets

Introduction

      We follow the substance of the procedures outlined below (which are specified in the aforementioned accounting pronouncements) in identifying and measuring impairment of our intangible and other long-lived assets.

      We test our intangible assets for possible impairment using a present value technique, which is based on estimated future cash flows. These cash flows (which are generally derived from the most recent internal budget) and the related fair values are measured for impairment purposes as discussed below. Projections of future cash flows are dependent on certain assumptions, and are inherently uncertain; such projections invariably include (of necessity) some estimates that are subjective in nature. Thus, there is a risk that future events may differ from the assumptions underlying management's estimates. In a given fiscal period, such differences could have a material effect on our consolidated financial statements.

Goodwill

      SFAS No. 142 establishes a two-step process that governs the review of goodwill for possible impairment at the reporting unit level. A reporting unit is either an operating segment (as defined in SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information"), or a component of an operating segment. A component must meet the definition of a "business" under the criteria established by GAAP. When applicable, other assets and asset groups (see "Identifiable Intangible Assets" and "Property and Equipment," below) are tested for impairment and any adjustment of the carrying values is reflected before the goodwill impairment test is performed.

      The first phase, which is only designed to identify potential impairment, requires a comparison of a reporting unit's carrying amount (including goodwill) with its estimated fair value. For this purpose, the traditional marketplace definition of fair value applies. If the reporting unit's estimated fair value exceeds its carrying amount, the related goodwill is considered not impaired; under these circumstances, the second step of the impairment test described in the following paragraph is not required.

      In order to measure an impairment loss, the carrying amount of the reporting unit's goodwill is compared to its "implied fair value." An entity is required to estimate the implied fair value of its goodwill by allocating the reporting unit's total fair value to all of its assets (including any unrecognized intangible assets) and liabilities as if (1) the reporting unit had been acquired in a business combination and (2) the reporting unit's fair value was the purchase price. The excess of the reporting unit's fair value over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill. We apply the first step of the goodwill evaluation process as described in the following paragraph.

      To estimate the fair value of a group of net assets (such as a reporting unit) as a whole, a five-year discounted cash flow analysis is developed based on available historical data, and management's current projections of future-year revenues. As of a given testing date, these projections may assume annual revenue growth at a level or declining rate during the forecast period, with modest growth thereafter. Management expects revenue growth during the five-year forecast period. However, for the fiscal 2005 impairment test, management's projections assumed zero revenue growth after fiscal 2006 during the forecast period.

      For goodwill-impairment testing purposes, the revenue projections include sales to both third-party customers and Company subsidiaries consistent with traditional valuation methodology. Year-one cost of sales and operating expenses are estimated based on the reporting unit's most recent budget, and are generally consistent on a percentage basis during the remainder of the forecast period. Debt-free cash flow (including a "terminal value," when applicable) is then present-valued, using the weighted average cost of capital.

      Excluding research and development expenses, the majority of the Company's losses in fiscal 2005 and the first quarter of fiscal 2006 were incurred in the U.S. and Europe. Our operations in these regions do not have a direct impact on goodwill impairment testing as this asset (for all three entities) is specific to the Company's South African operations. The bulk of the fiscal 2005 increase in the scope of our operations related to the Company's Southeast Asian subsidiaries (including start-up costs), which - again - did not affect the achievability of the budgets used in testing goodwill for impairment.

      As of May 2005, management believed that the fiscal 2006 budgets for the Company's South African subsidiaries were based on reasonable and current information, and were achievable. The preparation of such budgets, which were used in testing goodwill for impairment as of February 29, 2005, was not completed until February 2005. Astrata Systems' expenses and external revenues for the March-April 2005 period were within budget. Astrata SA's expenses were also within budget for the aforementioned period, but their revenues were unfavorable as compared to the budget. As explained in the following paragraph, management then believed that Astrata SA's results described in the preceding sentence were not indicative of the full-year results of operations expected for fiscal 2006.

      During the first quarter of fiscal 2006, Astrata SA was constrained in its ability to purchase sufficient Trimble product to meet all of its customers' demands because of the combination of our credit limit with this supplier, and the Company's cash flow deficit. Although this situation was alleviated in June 2005 (when Astrata SA obtained a new line of credit, representing approximately $1 million as of May 31, 2005), management estimates that this matter reduced revenue in the first quarter of fiscal 2006 by approximately $400,000 and increased second-quarter fiscal 2006 revenue by approximately the same amount. Sales of Trimble products represent the majority of Astrata SA's revenue.

      For reasons discussed above, we believe that the significant assumptions underlying the costs included in the February 2005 version of the fiscal 2006 budgets for Astrata Systems and Astrata SA were generally consistent with expenses incurred in fiscal 2005 and full-year expenses expected for fiscal 2006, which costs in turn were based in part on forecasted revenue.

      Based on the evaluation process summarized in the preceding paragraphs, it was determined that the reporting units' estimated fair value exceeded their carrying amounts. Thus, step two of the goodwill impairment test was not required by GAAP.

      The first update of the fiscal 2006 budget was completed in August 2005, after the Company's May 31, 2005 Form 10-QSB was filed with the SEC. The revised fiscal 2006 budget suggests that the original fiscal 2006 budgets for our South African operations are not achievable. To the extent that this indicates the possibility an impairment of goodwill has occurred, management intends to conduct appropriate impairment tests as of August 31, 2005 of the goodwill recorded by the Company's South African subsidiaries using the latest forecast (for the remainder of fiscal 2006) and other current information.

Identifiable Intangible Assets

      Our only significant identifiable intangible assets are customer relationships, which arose in accounting for certain business combinations described in Note 5 to our annual consolidated financial statements included elsewhere herein. As contemplated by GAAP, a "customer relationship" exists when an entity has information about the customer and is in regular contact with the customer, who in turn has the ability to make direct contact with the entity. Since these assets are subject to amortization, management reviews customer relationship assets for impairment using the methodology of SFAS No. 144. As noted above, that pronouncement requires that an impairment loss be recognized when an asset's carrying amount is not recoverable and the carrying amount exceeds its estimated fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the total undiscounted future cash flows estimated to result from the asset's use (based on its existing service potential) and eventual disposition. As with goodwill, the traditional marketplace definition of fair value applies.

      Customer relationship assets are tested for impairment whenever events or changes in circumstances suggest that their carrying amount may not be recoverable. Examples of such trigger events include a significant adverse change in the manner in which a long-lived asset is being used and a current period operating loss or negative operating cash flow. We generally apply the impairment testing required by SFAS No. 144, as summarized below.

      A cash flow projection for a period approximating the estimated remaining useful life of the asset is prepared, based on available historical data and management's current estimate of future-year revenues associated with the acquired customers which are still in place on the testing date. Total annual revenues are typically forecasted to increase at a constant or decreasing rate based on the above criteria (and with due consideration of expected inflation), with the percentage attributable to existing customers declining over the estimated life of the customer relationship asset. Cost of sales and operating expenses for the first year of the forecast period are based on the entity's most recent budget; in subsequent years, these amounts are generally consistent with the year-one amounts on a percentage basis.

      In fiscal 2005, only about 25% of Astrata Systems ("Systems") revenue was derived from internal sales transactions with our other subsidiaries. However, as budgeted for fiscal 2006 and thereafter, substantially all of Systems' revenue is expected to result from internal sales. Nevertheless, the Systems cash flow projection developed for impairment testing purposes includes only sales to third-party customers -- thus eliminating the need to prepare second-tier forecasts of product re-sales by the purchasing subsidiaries. Systems estimated its revenue from customer relationships during the forecast period on a specific customer-by-customer basis. Because of this factor and the migration of Systems to primarily an R&D operation, revenues from acquisition-date customers are sometimes projected to increase in a given future year but not necessarily for the forecast period as a whole.

      The estimated revenue attributable to existing customers considered the forecasted attrition rate separately for contractual and non-contractual customers, and assumed an average renewal pattern for customer contracts when it was considered appropriate under the circumstances. After subtracting the estimated requisite return on invested assets (using marketplace assumptions and available objective criteria) and a provision for income taxes, debt-free cash flow attributable to customer relationships was derived.

Property and Equipment

      When applicable factors suggest that the carrying amount of our property and equipment may not be recoverable, management reviews such assets for impairment using the methodology of SFAS No. 144. Approximately 80% of our property and equipment at February 28, 2005 was purchased during the year then ended, with almost 60% of the year-end total having been acquired during the third quarter. Most of these assets were purchased by or for our subsidiaries outside of South Africa. In general, these subsidiaries have either only recently commenced their planned principal operations, or had not done so as of February 28, 2005. Thus, from an impairment testing standpoint at the asset group/reporting unit level, the fact that these recently formed subsidiaries incurred an operating loss and/or experienced negative cash flow from operations (if any) in fiscal 2005 does not necessarily indicate that an event or change in circumstances that would trigger the requirement to test such assets for recoverability has occurred. For these reasons, management concluded that there were not any events or changes in circumstances during fiscal 2005 or 2004 that indicated that the carrying amount of our property and equipment may not be recoverable.

Recently Issued Accounting Pronouncements

      In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, and Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or "VIE's"), and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either (1) the equity investor does not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers ("SBI's") are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; and (b) For all other VIE's: periods ended after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIE's. Management has concluded that we do not have a significant variable interest in any VIE's.

      In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position ("FSP") 150-03 ("FSP 150-3"), which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all mandatorily redeemable non-controlling interest in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150's measurement guidance for other types of mandatorily redeemable non-controlling interest, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 on the aforementioned effective dates. Based on this pronouncement and other considerations, the redeemable preferred stock of a subsidiary has been reported as a liability in our February 28, 2005 consolidated balance sheet.

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

      In December 2004, the FASB issued SFAS No. 123-R, "Share-Based Payment," which requires that the compensation costs relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123-R replaces SFAS No. 123, and supersedes Accounting Principles Board ("APB") Opinion No. 25. SBI's are required to apply SFAS No. 123-R in the first interim reporting period that begins after December 15, 2005. Thus, our consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after February 28, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

      In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67." The American Institute of Certified Public Accountants ("AICPA") concurrently issued Statement of Position ("SOP") 04-2 entitled "Accounting for Real Estate Time-Sharing Transactions." SFAS No. 152 amends SFAS No. 66 to reference the accounting and reporting guidance in SOP 04-2. As amended, SFAS No. 67 states that its guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions; these matters will now be governed by SOP 04-2. SFAS No. 152 and SOP 04-2 are effective for years beginning after June 15, 2005.

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

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 and FASB Statement No. 3. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.

      Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements..

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

      As more fully explained in Note 16, the accompanying fiscal 2005 statements of operations and cash flows have been restated. The fiscal 2005 statement of operations has been restated only because of the effect of re-computing weighted average shares outstanding on the previously reported loss per common share.

      The accompanying fiscal 2005 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company had negative working capital of approximately $3.5 million at February 28, 2005, a net loss of $7.3 million for the year then ended, and experienced negative operating cash flow in fiscal 2005. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The aforementioned financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SQUAR, MILNER, REEHL & WILLIAMSON, LLP


June 6, 2005 (except for Note 16 and the fourth paragraph of this report, as to which the date is August 3, 2005; and the fifth paragraph of this report and the "Liquidity and Going Concern Considerations" section of Note 1, as to which the date is September 12, 2005)

Newport Beach, California

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Astrata Group Incorporated


      We have audited the accompanying consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows of Astrata Group Incorporated and Subsidiaries [formerly Cadogan Investments Limited and Subsidiaries] (collectively the '"Company") for the year ended February 29, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with South African auditing standards, and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company's operations and their cash flows for the year ended February 29, 2004 in conformity with accounting principles generally accepted in the United States of America.

      As more fully explained in Note 16, the accompanying fiscal 2004 consolidated statement of cash flows has been restated.

/s/ BKR Logista Incorporated
Chartered Accountants (S.A.)

September 27, 2004 (except for Note 16 and the fourth paragraph of this report, as to which the date is September 12, 2005)

Stellenbosch, South Africa

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
                           CONSOLIDATED BALANCE SHEET
                                FEBRUARY 28, 2005

                           ASSETS
Current assets:
    Cash and cash equivalents                                      $  1,281,064
    Trade and other receivables, net                                  2,608,779
    Inventories                                                       3,990,966
    Deferred financing costs, net                                       227,150
    Other assets                                                        247,517
                                                                   ------------
Total current assets                                                  8,355,476

Property and equipment, net                                           1,311,372
Intangible assets, net                                                1,817,208
Goodwill                                                              2,481,280
Investment in and advances to affiliate                                 365,671
                                                                   ------------
Total assets                                                       $ 14,331,007
                                                                   ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                               $  6,398,157
    Line of credit                                                    1,155,049
    Bridge loan, net of debt issue discount                           1,369,125
    Income taxes payable                                                204,523
    Unrealized foreign exchange loss                                     76,641
    Notes payable to stockholders                                     2,035,050
    Advance from stockholder                                             42,781
    Current portion of redeeemable preferred stock                      467,610
    Current portion of long-term liabilities                             78,856
                                                                   ------------
Total current liabilities                                            11,827,792

Redeemable preferred stock of subsidiary                                542,824
Deferred tax liability                                                  553,673
Long-term liabilities                                                    48,989
                                                                   ------------
Total liabilities                                                    12,973,278
                                                                   ------------

Minority interest                                                       219,959
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $0.0001 par value, 10,000,000 shares
      authorized, none issued or outstanding                                 --
    Common stock, $0.0001 par value, 40,000,000 shares
      authorized, 11,228,886 issued and outstanding                       1,123
    Additional paid-in capital, net                                   8,769,202
    Deferred compensation cost                                         (687,500)
    Accumulated deficit                                              (7,327,821)
    Accumulated other comprehensive income                              382,766
                                                                   ------------
Total stockholders' equity                                            1,137,770
                                                                   ------------
Total liabilities and stockholders' equity                         $ 14,331,007
                                                                   ============

The accompanying notes are an integral part of the consolidated financial statements.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
             FOR YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

                                                     February 28,     February 29,
                                                         2005            2004
                                                    (As Restated)
                                                    -------------    -------------
Net sales                                           $  14,677,230    $  10,036,803
Cost of goods sold                                      8,885,885        5,668,395
                                                    -------------    -------------
Gross profit                                            5,791,345        4,368,408

Selling, general and administrative expenses           11,427,291        3,818,716
Research and development                                1,255,361          380,934
Purchased in-process research and development                  --          102,578
                                                    -------------    -------------
Operating (loss) income                                (6,891,307)          66,180
                                                    -------------    -------------
Other income (expense):
     Interest expense                                    (536,850)         (10,436)
     Other income                                         110,132           33,582
                                                    -------------    -------------
Total other (expense) income                             (426,718)          23,146
                                                    -------------    -------------
Income (loss) before provision for income
     taxes and minority interest                       (7,318,025)          89,326
Income tax provision                                       38,010          105,349
                                                    -------------    -------------
(Loss) before minority interest and equity income      (7,356,035)         (16,023)
Minority interest                                          (3,749)          (8,724)
Equity in net earnings of affiliate                        48,324               --
                                                    -------------    -------------
Net (loss)                                          $  (7,311,460)   $     (24,747)
                                                    =============    =============

Other comprehensive income (loss) and
its components consist of the following:
     Net (loss)                                     $  (7,311,460)   $     (24,747)
     Foreign currency translation
     adjustment, net of tax                              (127,805)         341,859
                                                    -------------    -------------
Other comprehensive income (loss)                   $  (7,439,265)   $     317,112
                                                    =============    =============

Loss per common share: *
     Basic                                          $       (0.83)   $          --
     Diluted                                                (0.83)              --

Weighted average common shares outstanding:
     Basic                                              8,774,980        6,275,000
                                                    =============    =============
     Diluted                                            8,774,980        6,275,000
                                                    =============    =============

* Restated as to fiscal 2005

The accompanying notes are an integral part of the consolidated financial statements.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


                                                                                                      Accumulated
                                     Common Stock           Additional    Deferred                       Other
                               -------------------------     Paid-in    Compensation   Accumulated   Comprehensive
                                 Shares        Amount        Capital        Cost        Deficit          Income         Total
                               -----------   -----------   -----------  ------------   -----------   -------------   -----------
Balance, March 1, 2003               5,000   $     5,000   $        --  $         --   $     8,386   $     168,712   $   182,098
Additional investment by sole
stockholder                             --            --     2,000,000            --            --              --     2,000,000
Net loss                                --            --            --            --       (24,747)             --       (24,747)
Foreign currency translation
adjustment, net of tax                  --            --            --            --            --         341,859       341,859
                               -----------   -----------   -----------  ------------   -----------   -------------   -----------
Balance, February 29, 2004           5,000         5,000     2,000,000            --       (16,361)        510,571     2,499,210
Effect of change in par value
related to reverse merger           (5,000)       (5,000)           --            --            --              --        (5,000)
Issuance of common stock in
exchange for subsidiary stock    8,075,000           808     2,007,330            --            --              --     2,008,138
Issuance of common stock in
connection with reverse
merger                           2,325,000           232       519,505            --            --              --       519,737
Issuance of common stock for
services rendered                  226,600            22     1,132,978      (750,000)           --              --       383,000
Issuance of common stock in
private placements                 367,148            37     1,894,990            --            --              --     1,895,027
Issuance of common stock in
connection with bridge loan         15,000             2        95,623            --            --              --        95,625
Issuance of common stock in
connection with acquisitions       220,138            22       783,776            --            --              --       783,798
Estimated fair value of
warrants issued in connection
with debt financing                     --            --       335,000            --            --              --       335,000
Amortization of deferred
compensation cost                       --            --            --        62,500            --              --        62,500
Net loss                                --            --            --            --    (7,311,460)             --    (7,311,460)
Foreign currency translation
adjustment, net of tax                  --            --            --            --            --        (127,805)     (127,805)
                               -----------   -----------   -----------  ------------   -----------   -------------   -----------
Balance, February 28, 2005      11,228,886   $     1,123   $ 8,769,202  $   (687,500)  $(7,327,821)  $     382,766   $ 1,137,770
                               ===========   ===========   ===========  ============   ===========   =============   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
               CONSOLIDATED STATEMENTS OF CASH FLOWS (AS RESTATED)
             FOR YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

                                                             February 28, 2005   February 29, 2004
                                                             -----------------   -----------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net (loss)                                              $      (7,311,460)  $         (24,747)
         Gain on sale of assets                                        (20,845)                 --
     Adjustments to reconcile net (loss) to
     net cash used in operating
     activities:
         Depreciation and amortization                                 641,820             423,601
         In-process R&D                                                     --             102,578
         Issuance of stock for services                              1,125,987                  --
         Issuance of stock for reverse merger                          850,294                  --
         Warrants issued for services                                  243,000                  --
         Equity in net earnings of affiliate                           (48,324)                 --
         Minority interest                                               3,749               8,724
         Deferred income taxes                                         (53,327)                 --
         Unrealized foreign exchange loss                               76,641                  --
     Changes in operating assets and liabilities:
         Accounts receivable                                           327,462            (238,654)
         Inventories                                                (2,331,389)            152,639
         Other assets                                                 (444,593)             (3,536)
         Deferred tax liability                                        122,000             (50,000)
         Accounts payable                                            2,636,072          (1,730,862)
                                                             -----------------   -----------------
Net cash used in operating activities                               (4,182,913)         (1,360,257)
                                                             -----------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                             (1,130,846)           (450,711)
     Purchase of subsidiary                                           (318,861)           (600,000)
     Investment in affiliates                                         (317,347)           (313,800)
     Cash of acquired company                                          678,608                  --
                                                             -----------------   -----------------
Net cash (used in) investing activities                             (1,088,446)         (1,364,511)
                                                             -----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long term liabilities                               153,152             600,000
     Proceeds from notes payable to stockholders                     2,035,050                  --
     Proceeds from advance by stockholder                               42,202                  --
     Proceeds from bridge loan, net of debt issue discount           1,500,000                  --
     Proceeds from line of credit, net                               1,155,049                  --
     Proceeds from issuance of common stock                          1,895,027           2,000,000
     Repayments of long term liabilities                               (35,707)            (20,305)
     Redemption of preferred stock                                    (380,785)                 --
                                                             -----------------   -----------------
Net cash provided by financing activities                            6,363,988           2,579,695
                                                             -----------------   -----------------
Effect of foreign currency on
     cash and cash equivalents                                         (75,632)            129,632
Net increase in cash and cash equivalents                            1,016,997             (15,441)
Cash and cash equivalents at beginning of period                       264,067             279,508
                                                             -----------------   -----------------
Cash and cash equivalents at end of period                   $       1,281,064   $         264,067
                                                             =================   =================

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
             FOR YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


(Continued)                                       February 28, 2005  February 29, 2004
                                                  -----------------  -----------------
Supplemental disclosure of cash flow information
Cash paid for:
     Interest                                     $          53,830  $          10,436
                                                  =================  =================
     Income taxes                                 $         156,892  $         152,885
                                                  =================  =================

Supplemental Disclosure of Non-Cash Activities:

Optron Technologies:
     Purchase price in common stock               $       1,048,844
     Assets excluding cash                                 (739,132)
     Liabilities                                            193,802
     Minority interest                                      175,094
                                                  -----------------
         Cash of acquired company                 $         678,608
                                                  =================

Suretrack:
     Purchase price                               $       1,190,000
     Issuance of common stock                              (483,798)
     Assets                                              (1,763,593)
     Liabilities                                            738,530
                                                  -----------------
         Cash used in purchase of subsidiary      $        (318,861)
                                                  =================

Geotrax:
     Purchase price in common stock               $         300,000
     Assets                                                (300,000)
                                                  -----------------
                                                  $              --
                                                  =================

Astrata Systems (Pty) Ltd.
     Redeemable preferred stock                                      $       1,400,000
     In-Process R&D                                                           (102,578)
     Assets                                                                 (2,389,536)
     Liabilities                                                               492,114
                                                                     -----------------
         Cash used in purchase of subsidiary                         $        (600,000)
                                                                     =================


See accompanying notes for other noncash investing and financing activities.
   The accompanying notes are an integral part of the consolidated financial statements.

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

      Under the terms of the Plan, effective August 2, 2004 Cetalon combined with (i) Cadogan Investments Limited ("Cadogan"), a London based company that owned Astrata South Africa (Pty.) Limited ("Astrata SA"); and (ii) Optron Technologies, Inc. ("Optron Technologies"), a Nevada corporation (collectively, the "Merger Transaction"). The subsidiaries of Optron Technologies, which have only recently been established, are located in Singapore, Malaysia, Brunei, and England. As of August 2, 2004, Optron Technologies was merged into Cetalon and the subsidiaries of Optron Technologies became subsidiaries of Cetalon.

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

      The shares issued through the bankruptcy proceedings for services rendered principally related to bankruptcy administrative expenses, and to satisfy other liabilities incurred by Cetalon. The transactions described in the preceding sentence were measured by exchange ratios that resulted from arm's-length negotiations among unrelated parties during the bankruptcy proceedings. The form and substance of such transactions were effectively mandated by the Bankruptcy Court, through their inclusion in Cetalon's confirmed reorganization plan. Therefore, management concluded that the amounts established by these parties represented estimated fair value, and the expenses and the issuances of common stock were recorded on that basis.

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

Acquisition of Optron Technologies("Optron")

      For the period from inception (October 2003) to July 31, 2004, Optron's operating revenues were nominal, and principally resulted from one non-recurring transaction with a single customer. Since Optron (via its majority-owned subsidiaries) had not commenced its planned principal operations as of July 31, 2004, management concluded that Optron was a development stage enterprise as of the aforementioned merger date; thus, Optron was not a "business" (as defined) at that time. Accordingly, the acquisition of Optron was accounted for as described in the following paragraph.

      When we issued our common stock to acquire Optron, the Company was a newly formed group of entities. Our common stock was not quoted on the Over-The-Counter ("OTC") Bulletin Board until December 2004, and none of the Company's common stock had been recently issued in any arm's-length transactions prior to the Merger Transaction. For those reasons, management concluded that in early August 2004 the fair value of the Company's common stock was not determinable within reasonable limits. Thus, we measured the transaction based on the estimated fair value of the net assets received. Since the vast majority of Optron's assets at July 31, 2004 were monetary in nature (cash, and advances to recently formed foreign subsidiaries), management concluded that the historical carrying value of Optron's net assets on the acquisition date was a reasonable approximation of their fair value. The Company did not record any intangible assets in accounting for the acquisition of Optron Technologies.

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

      Since some of the Company's sales and purchase transactions are denominated in currencies other than the South African Rand, the Company is exposed to foreign currency risk. Astrata SA purchases forward foreign exchange contracts to cover certain product - purchase transactions denominated in U.S. dollars.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


      Under the currency controls of the Republic of South Africa, certain overseas remittances are subject to advance review and approval by the Central Banking Authorities. Advance review and approval from the South African Reserve Bank is required for certain remittances to and from companies that are domiciled in South Africa. Generally, such approval is delegated by the Reserve Bank to the commercial banks operating in that country. While our ability to transfer funds from our South African companies to the U.S. parent or to subsidiaries outside of South Africa is subject to advance approval, all past transactions between these entities have been approved; management does not believe that there is any reason such approval would be withheld for future transactions.

Liquidity and Going Concern Considerations

      For the year ended February 28, 2005, the Company had a net loss of approximately $7.3 million and negative cash flow from operating activities of approximately $4.2 million. In addition, the Company had a working capital deficit of approximately $3.5 million as of February 28, 2005.

      As disclosed in its Form 8-K filings, the Company implemented a revised business model in July 2005 when management executed agreements with distributors in Denmark and Italy. In addition, the Company adopted certain discretionary cost-cutting actions in the second quarter of fiscal 2006. Furthermore, when the first amendment of the Company's registration statement on Form SB-2 was filed in August 2005, management had received (and was then reviewing) three debt financing proposals. At that time and as of August 11, 2005, management reasonably believed that these actions and proposals - taken together - would be sufficient to meet the Company's financing requirements for the next twelve months. Because of the combination of these factors (and those discussed in the last paragraph of this section of Note 1, as they existed in early June 2005), our independent auditors' initial doubt created by the Company's financial condition described in the preceding paragraph was alleviated.

      Subsequent to August 11, 2005, the growth of revenues from the Company's Southeast Asian subsidiaries continued to fall short of management's original forecasts. In addition, the Company's new placement agent found it increasingly difficult (as compared to their expectations) to raise immediate funds for the Company. Subsequently, a prospective creditor reduced a proposed debt transaction by approximately $2.2 million because the collateral would consist of assets located outside the United States. However, management is presently considering/developing plans which could generate fresh equity and/or debt capital from certain foreign and domestic investors. But until such plans have further matured, their success (if any) cannot be reliably determined. As of early December 2005, Astrata Group was negotiating a debt financing transaction that would provide funding of approximately $4,000,000. However, there is no assurance that a definitive agreement will be executed or that the Company will receive any funding as a result of this proposed transaction.

      Because of the matters discussed in the immediately preceding paragraph, the Company's independent public accountants added a going concern paragraph to their re-issued audit report on the accompanying February 28, 2005 consolidated financial statements. The going concern paragraph states that there is substantial doubt about the Company's ability to continue as a going concern. Such financial statements have been prepared assuming that the Company will continue as a going concern (based upon management's plans discussed herein) which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the aforementioned financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

      A summary of the Company's annual contractual obligations and commercial commitments as of February 28, 2005 for the near-term future is approximately as follows (see Notes 4, 7, 9 and 11 for additional information):

                          Fiscal 2006                 $3.3 million
                          Fiscal 2007                  1.2 million
                          Fiscal 2008                   .5 million

      The Company's capital requirements depend on numerous factors, including the rate of market acceptance of the Company's products and services, the Company's ability to service its customers, the ability to maintain and expand our customer base, the level of resources required to expand the Company's marketing and sales organization, research and development activities and other factors. Management presently believes that cash generated from operations, combined with the Company's current credit facilities and the debt and/or equity financing proposals now under consideration, will be sufficient to meet the Company's liquidity requirements through October 2006, depending on operating results, the level of acceptance of our products/services, and the Company's operating expenses.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

      Management of the Company is projecting growth in telematics sales during fiscal 2006. It is anticipated that this growth will be driven by the Astrata GLP product that was introduced in November 2004, linked with international sales and a marketing infrastructure that was established in fiscal 2005. However, there can be no assurance that such sales growth will generate margins that provide an adequate return on our resources, if at all, or that we will have sufficient resources to produce the products and provide the service required to support any such growth.

      In order for the Company to fund its operations and continue this growth plan, substantial additional funding will be required from external sources. Management intends to fund operations through a combination of equity, lines of credit, and collateralized debt facilities. In early June 2005, management was in negotiations with certain strategic investors, who expressed an interest in making investments in the Company. These discussions are ongoing; however, there can be no assurance of the outcome of these negotiations. In the event that the Company is not able to secure equity financing on acceptable terms beyond the $3.9 million of net proceeds received in the first quarter (see Note 15) and the third quarter of fiscal 2006, management believes that it has the ability to access debt markets using sale and leaseback arrangements and/or collateralized debt facilities. In addition, management has revised the Company's business plan and thereby reduced its cash requirements by using distributors to access telematics markets in selected geographic locations (see additional discussion above). While such revisions may yield immediate improvements in short-term profitability and cash flow, this will be achieved at the cost of a reduction in the Company's future growth rate and profitability, if any.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The summary of significant accounting policies presented below is designed to assist in understanding the accompanying consolidated financial statements. Such financial statements and accompanying notes are the representation of the Company's management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

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

Use of Estimates

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include current and deferred income taxes, the deferred tax asset valuation allowance, the allowance for doubtful accounts, and realization of inventories and long-lived assets. Actual results could materially differ from these estimates.

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

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

      The following table lists principal suppliers of the Company for the years ended:

                                  February 28, 2005   February 29, 2004
                                  -----------------   -----------------
Trimble Navigation Int'l Ltd.           44%                  57%
Siemens Ltd.                             9%                   0%
RF Design                                7%                   0%

Translation of Foreign Currencies

      The Company uses the U.S. dollar as its functional currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average rates prevailing during the periods presented. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," such adjustments are reported as a component of stockholders' equity.

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

Cash and Cash Equivalents

      The Company considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents.

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

Goodwill and Other Intangible Assets

      SFAS No. 142, "Goodwill and Other Intangible Assets", addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and identifiable intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment, and expands the disclosure requirements about intangible assets in the years subsequent to their acquisition.

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

Net (loss) as reported                                        $(7,311,460)
Stock based compensation, net of tax                            1,694,224
                                                              -----------
Pro forma net (loss)                                          $(9,005,684)
                                                              -----------

Basic and diluted (loss) per common share:
As reported (as restated)                                     $     (0.83)
                                                              ===========
Pro forma                                                     $     (1.01)
                                                              ===========

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

      In December 2004, the FASB issued SFAS No. 123-R, "Share-Based Payment," which requires that the compensation costs relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123-R replaces SFAS No. 123, and supersedes APB Opinion No. 25. SBI's are required to apply SFAS No. 123-R in the first interim reporting period that begins after December 15, 2005. Thus, the Company's consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after February 28, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

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

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 and FASB Statement No. 3. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.

      Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force, or "EITF"), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. INVENTORY

      Inventories consisted of the following as of February 28, 2005:

                           South Africa     Europe         Asia          Total
                            ----------    ----------    ----------    ----------
Raw materials               $  835,475    $       --    $       --    $  835,475
Work in progress               555,766            --            --       555,766
Finished goods               2,411,313        58,598       129,814     2,599,725
                            ----------    ----------    ----------    ----------
       Totals               $3,802,554    $   58,598    $  129,814    $3,990,966
                            ==========    ==========    ==========    ==========

4. PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at February 28, 2005:

Vehicles                                                            $    89,695
Leasehold improvements                                                  123,984
Furniture and fittings                                                  206,314
Workshop equipment                                                      664,541
Computer hardware                                                       560,487
                                                                    -----------
                                                                      1,645,021
Less accumulated depreciation and amortiztion                          (333,649)
                                                                    -----------
                                                                    $ 1,311,372
                                                                    ===========

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

Other Acquisitions

Overview

      In order to measure and allocate the purchase price of the business combinations discussed below, management estimated the fair value of the acquirees' net assets and the non-cash portion of the purchase price using the valuation methodologies described in this Note. The purchase price allocations relating to these transactions are summarized as follows:

         Accounts receivable, net                       $ 2,064,976
         Property and equipment, net                        228,387
         Inventory and other assets                       2,039,580
         Customer relationships                           2,216,717
         Completed technologies                             109,998
         In-process research and development                102,578
         Other identifiable intangible assets                14,208
         Goodwill (see below)                             1,479,180
         Less liabilities assumed                        (3,065,624)
                                                        -----------
                                                        $ 5,190,000
                                                        ===========

      The description in this Note of the methodologies used to estimate the fair value of goodwill and customer relationship assets generally applies to all of the business combinations discussed below. These valuation methodologies are based on estimated future cash flows which are inherently uncertain, and are dependent on future events and management's assumptions. Such projections invariably include (of necessity) some estimates that are subjective in nature.

Goodwill

      A deferred tax liability of approximately $700,000, which increased the goodwill amount in the above table, was recorded to account for the estimated tax effect of non-deductible amortization of identifiable intangible assets (other than purchased in-process research and development, which was expensed on a pre-tax basis at acquisition) acquired in the transactions. The deferred tax liability is relieved by reducing deferred income tax expense as the related assets are amortized for financial reporting purposes. Thus, the business combinations discussed in this Note (including Geotrax - see the preceding section hereof) resulted in total goodwill of approximately $2,480,000.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

      A summary of the February 28, 2005 balance of goodwill resulting from the business combinations described in this Note is presented below:

December 2002            Astrata SA                                $  143,477
November 2003            Astrata Systems (Pty) Ltd.                   702,747
January 2005             Nanini 209 CC (Suretrack)                    632,956
February 2005            Astrata Geotrax Sdn Bhd                      300,000
                                                                   ----------
                            Sub-total, exclusive of
                              deferred tax liability                1,779,180
                         Impact of deferred tax liability             702,100
                                                                   ----------
                            Total goodwill at February 28, 2005    $2,481,280
                                                                   ==========

      Goodwill is not deductible for income tax purposes under the tax laws of either the Republic of South Africa or the United States of America.

      In a business combination, GAAP requires that any excess of the purchase price over the estimated fair value of net assets acquired (including identifiable intangible assets) be recorded as goodwill. In order to estimate the fair value of the business enterprise as a whole as a basis for measuring goodwill, a discounted cash flow analysis (typically for a period of five to six years) was developed based on available historical data, and management's current projections of future-year revenues. These projections generally assume annual revenue growth at a declining rate during the forecast period, with modest revenue growth thereafter. Such projections derived debt-free cash flow for the forecast period plus a "terminal value," which were then present valued using the acquiree's weighted average cost of capital.

Customer Relationship Assets

      The estimated fair value of the customer relationship assets is being amortized on a straight-line basis over a weighted average useful life of approximately six years. The caption "Intangible assets, net" in the accompanying consolidated balance sheet includes customer relationship assets of approximately $1,734,000 net of accumulated amortization of $482,000 at February 28, 2005. Annual amortization of such assets is estimated at $385,000 for fiscal 2006-2009, and approximately $265,000 for fiscal 2010.

      For reasons explained below, management concluded that the straight-line method of amortization is appropriate for the Company's customer relationship assets ("CRA"), and that such method produces costs which reasonably correspond in all material respects with the distribution of expected revenues. The business combinations which resulted in recording those assets are individually discussed in the following paragraphs.

      Astrata SA is the sole distributor of Trimble products in South Africa, and the customers that purchase such products comprise the majority of that entity's CRA. Furthermore, a large number of Astrata SA's acquisition-date customers in South Africa are mining operations owned by major companies, public utilities, and government agencies. For those reasons, it is management's opinion that continued sales to such customers are very likely. Brand loyalty in the Geomatics segment remains strong. In addition, the introduction of new products and applications by Trimble (which generally improves our ability to retain customers) has historically stimulated the volume of "upgrades" sold by Astrata SA to its existing customers. Since the timing of Trimble's new product offerings is not within our control, we cannot predict when we will earn the additional revenue. The matter described in the preceding sentence further argues in favor of the straight-line method of amortization.

      Astrata Systems (Pty.) Ltd. ("Astrata Systems") maintains a relatively small but stable customer base. Management expects that profitability from Astrata Systems' CRA will continue for the indefinite future, but that straight-line amortization over a five-year estimated life will improve matching of such expense with the related revenue.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

      Suretrack's CRA generally relate to three-year (initial) contracts, which were relatively young on the acquisition date; so short-term churn is expected to be minimal. The likelihood of renewal (estimated to be a two-year period, for purposes of the asset's useful life) is considered high because these customers have incurred significant one-time costs to acquire our software, which contractually can only be used on the Company's hardware. One of the largest customers on the acquisition date also commissioned the development of entity-specific software, which enhances the ability of Suretrack to retain this customer beyond the original-contract period. In addition, the revenue we earn from Suretrack's acquisition-date customers who expand their fleets reduces the impact of future attrition. The estimated fair value of Suretrack's CRA is principally based on service revenue, which is earned ratably over the life of the original contract (plus anticipated renewals). Thus, management concluded that straight-line amortization results in the most appropriate and systematic allocation of the related expense to the periods benefited.

      As contemplated by GAAP, a customer relationship exists when an entity has information about the customer and is in regular contact with the customer, who in turn has the ability to make direct contact with the entity. Management estimated the fair value of the customer relationship assets and their useful lives using the methodology summarized in the following paragraphs.

      A discounted cash flow ("DCF") analysis (generally for a period of approximately five to six years or the estimated life of the asset, whichever is shorter) was prepared based on available historical data, and management's current estimate of future-year revenues associated with the acquirees' customers existing on the transaction date. For this purpose, total annual revenues are usually forecasted to increase at either a level or a decreasing rate, with the percentage attributable to existing customers declining over the estimated life of the asset. The estimated revenue attributable to existing customers considered the forecasted attrition rate separately for contractual and non-contractual customers, and assumed an average renewal pattern for such customer contracts when it was considered appropriate under the circumstances. Only operating expenses related to existing customers were included in the DCF analysis. After subtracting the estimated requisite return on invested assets (using marketplace assumptions and available objective criteria) and a provision for income taxes, debt-free cash flow attributable to customer relationships was derived. This cash flow was then present valued using the acquiree's weighted average cost of capital. The present value thus derived was reduced by the excess of estimated working capital requirements over the acquiree's actual working capital on the measurement date.

      Other factors considered in estimating the useful life of customer relationship assets include (a) the expected rate of technological change in the products/services being sold to customers which existed on the transaction date, and (b) the duration of the Company's business relationship with any major distributor which historically had supplied a significant percentage of the products being sold to customers which existed on the transaction date.

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

      Under the terms of the Acquisition Agreement, the Company's subsidiary purchased substantially all of SureTrack's tangible and intangible assets associated with its telematics business for a total price of R7.8 million, which is payable as follows:

      o R1.9 million in cash at closing (January 2005), plus R1.0 million in cash on each of the first two anniversaries of the closing date; and

      o The R3.9 million balance in the equivalent number of shares of Company common stock at $4.00/share, based on the prevailing exchange rate on July 15, 2004.

      The R2.0 million liability described above approximated $391,000 (based on the applicable exchange rate) at February 28, 2005, and is included in liabilities in the accompanying consolidated balance sheet.

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

      As of January 24, 2005, R1.9 million represented approximately $319,000; based on the formula described above, R3.9 million equates to approximately 160,000 shares of the Company's common stock. The Acquisition Agreement includes a lock-up provision which prohibits the Stockholder from selling or encumbering
(a) more than 50% of the shares of Company common stock received until July 15, 2006, and (b) the remaining shares until July 15, 2007. Based in part on these marketability restrictions, the fair value of the Company's common stock issued to the Stockholder was estimated at $484,000.

      Based on the valuation methodologies described above, the purchase price was allocated to the acquired net assets of SureTrack as follows:

         Accounts receivable, net               $   518,786
         Property and equipment, net                 43,039
         Inventory and other assets                  12,712
         Customer relationships                     556,100
         Goodwill                                   632,956
         Less liabilities assumed                  (573,593)
                                                -----------
                                                $ 1,190,000
                                                ===========

      The liabilities assumed and the goodwill in the table immediately above exclude the deferred tax liability arising in purchase accounting (see the discussion of such liability in the "Overview" section of this Note) in the amount of approximately $167,000. Though such liability arose in accounting for the SureTrack acquisition, it is not a liability that was assumed from the seller in connection with this transaction.

      The principal reasons that the subsidiary agreed to pay a purchase price for SureTrack in excess of its recorded telematics-related net assets plus the estimated fair value of its identifiable intangible assets were to (a) acquire a service-based tracking provider using a satellite communications system that could be integrated with the Company's GPS/GSM vehicle tracking device, and (b) create the opportunity to market that technology in other geographic regions - particularly Southeast Asia.

Astrata South Africa (Pty) Ltd.

      Effective December 1, 2002, the Company acquired all of the issued and outstanding capital stock of Astrata SA [then known as Optron (Pty) Ltd] for an all-cash purchase price of approximately $2 million. Astrata SA is a company in the telematics and GPS industry focused on advanced location-based IT products and services that combine positioning, wireless communications, and information technologies. Based on the valuation methodologies described above, the purchase price was allocated to the net assets of Astrata SA as follows:

         Accounts receivable, net                       $ 1,303,294
         Property and equipment, net                        130,245
         Inventroy and other assets                       1,613,364
         Customer relationships                             795,329
         Other identifiable intangible assets                14,208
         Goodwill                                           143,477
         Less liabilities assumed                        (1,999,917)
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

Astrata Systems (Pty) Ltd.

      Effective November 1, 2003, a wholly owned subsidiary of the Company (the "Subsidiary") acquired all of the issued and outstanding capital stock of Astrata Systems [then known as Nicon Systems (Pty) Ltd.] for a total purchase price of approximately $2 million. Astrata Systems is a South African company engaged in the design and manufacture of products for the GPS and telematics markets. Based on the valuation methodologies described above, the purchase price was allocated to the net assets of Astrata Systems as follows:

         Accounts receivable, net                             $   242,896
         Property and equipment, net                               55,103
         Inventroy and other assets                               413,504
         Customer relationships                                   865,288
         Completed technologies                                   109,998
         In-process research and development                      102,578
         Goodwill                                                 702,747
         Less liabilities assumed                                (492,114)
                                                              -----------
                                                              $ 2,000,000
                                                              ===========
         Consideration:
            Cash                                              $   600,000
            Redeemable preferred stock                          1,400,000
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

      As amended in June 2004, the merger agreement with Astrata Systems (the "Agreement") provides that the total purchase price of $2 million shall be satisfied as follows:

            By (a) paying $600,000 in cash, and (b) the Subsidiary issuing 1.4 million shares of its non-voting redeemable preferred stock with a par value of R6.8236/share (the "initial preferred shares").

      The Agreement expresses the total purchase price in the Astrata Systems acquisition in dollar terms because the parties negotiated the transaction on the basis that the purchase price was $2 million. As a result of arm's-length negotiations among unrelated parties, it was agreed that $1.4 million thereof would be satisfied by the Subsidiary issuing 1.4 million shares of its non-voting, non-convertible preferred stock. The Subsidiary denominated part of the purchase price in the form of its senior equity securities in an attempt to retain within the Company the expertise of the selling stockholders in order to maximize the potential future value of the acquiree. The initial preferred shares carry a tax-free 2% dividend (approximately 3.5% on a taxable-equivalent basis), and are redeemable in four annual increments; the first increment was redeemed by the stockholders in fiscal 2005. As more fully explained below, the initial preferred shares also have a liquidation preference. Based on its redemption feature, dividend rate, and liquidation preference, the Company concluded that the estimated fair value of the preferred stock approximated its face value.

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

      Under the terms of the Agreement, the significant rights and privileges of the Subsidiary's non-voting redeemable preferred stock are as follows:

            The initial preferred shares accrue dividends at an annual rate of 2%, and are redeemable at the option of the stockholders in annual increments from November 2004 to November 2007 at 100% of par value. The liquidation preference of the initial preferred shares is equal to the par value until August 30, 2008; thereafter, the liquidation preference increases to 125% of the par value.

      At February 29, 2004, management reported the initial preferred shares as minority interest in the Company's consolidated balance sheet. Since then, the owners have redeemed the first annual increment of the preferred stock. Management considered this redemption in conducting its periodic re-evaluation of the preferred stock's balance sheet classification, and concluded that it is now likely that the preferred stockholders will exercise their right to redeem all of the remaining shares. Thus, for accounting purposes the preferred stock is considered to be "mandatorily" redeemable at February 28, 2005, and accordingly has been classified as a liability in the accompanying consolidated balance sheet.

Pro Forma Financial Information

      Certain pro forma financial information of the Company is presented below, based on the assumption that the SureTrack acquisition occurred at the beginning of the years ended February 29, 2004 or February 28, 2005, respectively, and that the Astrata Systems acquisition occurred at the beginning of the year ended February 29, 2004.

                                            Unaudited Consolidated
                                       Pro Forma Financial Information
                                      --------------------------------
                                      Fiscal 2004          Fiscal 2005
                                      -----------          -----------
                                     (In thousands)       (In thousands)
Revenue                                  $ 13,930             $ 15,870
Net income (loss)                             300               (6,925)
Basic and diluted income (loss)
   per common share                          0.05                (0.79)*

* As revised.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

6. NOTES PAYABLE TO/ADVANCE FROM RELATED PARTIES

      In September 2004, Astrata Group entered into a series of agreements, pursuant to which a stockholder (who then beneficially owned approximately 5.5% of the Company's outstanding common stock) lent $1.5 million to the Company, as an unsecured note payable. Under the amended loan agreement described in the following paragraph, the principal is due upon fifteen days' written demand, but no later than June 30, 2005. Interest at the rate of 15%, compounded annually, is due and payable concurrently with the principal. The Company granted the stockholder two-year warrants (which vested and became fully exercisable on the grant date) to purchase up to 48,000 shares of the Company's common stock at an initial exercise price of $2.00 per share. In connection with granting the warrants, the Company also provided certain registration rights for the shares underlying the warrants and for those shares then owned by the stockholder for a period not to exceed five years. The outstanding balance of this demand note was $1,500,000 as of February 2, 2005 and is included in the notes payable to stockholders in the accompanying balance sheet. The agreement to register such stock with the SEC does not require any specific deadlines or financial penalties relating to the filing or effectiveness of a registration statement that registers any of the stockholder's shares. The transaction described above constituted an exempt offering under Rule 506 of Regulation D to a single accredited investor. See Note 8 for additional information regarding the transaction described in this and the following paragraph. This loan is currently outstanding. The lender has verbally agreed to extend the loan, and has not taken nor intends to take any action against the Company until the loan is renewed. Management is confident that a new agreement will be reached in the near future.

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

      In October 2004, Astrata Group entered into an agreement pursuant to which a stockholder agreed to lend $600,000 to the Company, as an unsecured credit facility. The note accrues interest at 3% above the prime rate. The note has no prepayment penalty and may be paid in full before the due date. The outstanding balance of this credit facility was $151,000 as of February 28, 2005 and is included in the notes payable to stockholders in the accompanying balance sheet. Principal and accrued interest are payable by June 30, 2005. This loan is currently outstanding. The lender has verbally agreed to extend the loan, and has not taken nor intends to take any action against the Company until the loan is renewed. Management is confident that a new agreement will be reached in the near future.

      In November 2004, Astrata Group received an unsecured advance from an officer/stockholder in the amount of $41,378. This advance accrues interest at LIBOR plus 3% and had an original maturity date of March 1, 2005 with no prepayment restrictions. The maturity date was extended to June 30, 2005. This loan is currently outstanding and the officer/stockholder has agreed to extend the maturity date by providing for payment in full upon demand.

      In December 2004, the Company sold a $384,000 convertible demand note to one of its stockholders, who then beneficially owned approximately 6% of the Company's outstanding common stock and had previously lent the Company $1.5 million on an unsecured basis (see the first paragraph of this Note). The holder's conversion privilege expires when the Company has privately issued its common stock for an aggregate of at least $10 million. The principal is due upon fifteen days' written demand, but no later than June 30, 2005. Interest at the rate of 15%, compounded annually, is due and payable concurrently with the principal. The outstanding balance of this demand note was $384,000 as of February 28, 2005 and is included in the notes payable to stockholders in the accompanying balance sheet In connection with the sale of this note, the Company granted warrants (which vested and became fully exercisable on the grant date) to the holder to purchase up to 12,000 shares of the Company's common stock with an initial exercise price of $5.00 per share. The Company recorded the warrants as a finance charge of $28,000 using an option-pricing model to estimate their fair value. The Company provided the holder with certain registration rights for the common stock underlying the warrants granted in November and December 2004, and principal and interest represented by the two loan agreements. The Company is not subject to any contractual penalties in the event that any such registration statement is not timely filed or not declared effective by the SEC by any specific date. The transactions described in this paragraph constituted an exempt offering under Rule 506 of Regulation D to an accredited investor. This loan is currently outstanding. The lender has verbally agreed to extend the loan, and has not taken nor intends to take any action against the Company until the loan is renewed. Management is confident that a new agreement will be reached in the near future.

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

      In February 2005, the Company issued 150,000 five-year warrants to purchase one share of its common stock to the lender at an initial exercise price of $5.00 (see Note 8). The warrants vested and became fully exercisable on their issue dates. The Company also provided certain "piggy-back" registration rights for the 15,000 shares (see the preceding paragraph) and the shares underlying the warrants for a period not to exceed five years, and agreed to file a registration statement with the SEC covering the registrable securities on or before April 2005. The Company is not subject to any contractual penalties in the event that any such registration statement is not filed timely or not declared effective by the SEC by any specific date. The transaction described in this paragraph constituted an exempt offering under Rule 506 of Regulation D to accredited investors.

      In accordance with EITF 88-9 and APB 14, the Company allocated a portion of the $1,500,000 loan proceeds to the warrants issued. The amount allocated was approximately $196,000, which was recorded as additional paid-in capital and a debt issue discount. The debt issue discount was amortized on a straight-line basis to interest expense over the life of the loan (considering its early maturity of April 26, 2005). The remaining balance of such debt issue discount of approximately $131,000 at February 28, 2005 has been netted against the loan in the accompanying consolidated balance sheet, and the unamortized balance was charged to operations upon repayment of the loan on April 26, 2005.

Five-Year Maturities

      The scheduled maturities of the debt instruments described above (including redeemable preferred stock -see Note 5) and in Note 6 during the next five years ending February 28/29 and thereafter are approximately as follows:

                        2006            $2,488,000
                        2007               400,000
                        2008               200,000
                        2009                    --
                        2010                    --
                  Thereafter
                                        ----------
                       Total            $3,088,000
                                        ==========

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

Issuance of Common Stock and Other Equity Instruments

      In September 2004, one of our stockholders (who then beneficially owned approximately 5.5% of our outstanding common stock) lent $1.5 million to us. Concurrently with our receipt of the loan proceeds, we agreed to grant the stockholder two-year warrants (which vested and became fully exercisable on the grant date) to purchase up to 48,000 shares of our common stock at an initial exercise price of $2.00 per share. The Company recorded the warrants as a finance charge of $139,000 using the Black-Scholes option-pricing model to estimate the fair value. In connection with granting the warrants, we also agreed to provide certain registration rights for a period not to exceed five years in respect of the shares underlying the warrants and for certain other shares then owned by the stockholder. The registration rights agreement does not contain any specific deadlines or financial penalties relating to the filing or effectiveness of the registration statement. In November 2004, with retroactive effect to the date of the original borrowing, the loan arrangement was amended such that the due date was extended to June 30, 2005, and the principal and accrued interest became convertible into shares of our common stock at the initial rate of $5.00 per share. The stockholder's conversion privilege expires when we have privately issued our common stock for an aggregate consideration of at least $10 million. Interest at the rate of 15%, compounded annually, continues to be due and payable concurrently with the principal. In connection with amending the loan arrangement, we also granted the stockholder two-year warrants (which vested and became fully exercisable on the grant date) to purchase up to 32,000 shares of our common stock at an initial exercise price of $5.00 per share. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to a single accredited investor. This loan is currently outstanding. The lender has verbally agreed to extend the due date, and has not taken nor intends to take any action against the Company until the loan is renewed. Management is confident that a new agreement will be reached in the near future.

      The Company also provided the holder with certain "piggy-back" and "S-3" registration rights for the shares underlying the note and the warrant, as well as for the shares underlying the amended $1.5 million note agreement and the 32,000 shares underlying the warrant granted to the holder in connection with such amendment. The Company is not subject to any contractual penalties in the event that any such registration statement is not filed timely or not declared effective by the SEC by any specific date.

      In December 2004, the Company sold a $384,000 convertible demand note to one of its stockholders, who then beneficially owned approximately 6% of the Company's outstanding common stock and had previously lent the Company $1.5 million on an unsecured basis (see Note 7). The holder's conversion privilege expires when the Company has privately issued its common stock for an aggregate of at least $10 million. The principal is due upon fifteen days' written demand, but no later than June 30, 2005. Interest at the rate of 15%, compounded annually, is due and payable concurrently with the principal. In connection with the sale of the note, the Company granted warrants (which vested and became fully exercisable on the grant date) to the holder to purchase up to 12,000 shares of the Company's common stock with an initial exercise price of $5.00 per share. The Company recorded the warrants as a finance charge of $28,000 using the Black-Scholes option-pricing model to estimate the fair value. The transaction described in this paragraph constituted an exempt offering under Rule 506 of Regulation D to an accredited investor. This loan is currently outstanding. The lender has verbally agreed to extend the due date, and has not taken nor intends to take any action against the Company until the loan is renewed. Management is confident that a new agreement will be reached in the near future.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

      The following are the significant assumptions that were used in applying the Black-Scholes model to estimate the fair value of warrants granted:

         Risk-free interest rate                     3%
         Estimated volatility                      140%
         Expected life                          3 years
         Expected dividend yield                     --


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

      In December 2004, the Company entered into an agreement pursuant to which it sold 100,000 units of its securities at $5.25 per unit, or an aggregate of $525,000 in net proceeds. Each unit consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $5.00. The warrants vested and became fully exercisable on the issuance date. The Company also provided certain "piggy-back" and "S-3" registration rights for the shares and the shares underlying the warrants, as well as for existing shares for a period not to exceed three years and agreed to file a re-sale registration statement with the SEC covering the registrable securities on or before April 2005. The Company is not subject to any contractual penalties because such registration statement was filed timely or declared effective by the SEC by any specific date. The transaction described in this paragraph constituted an exempt offering under Rule 506 of Regulation D to a single accredited investor.

      In January 2005, we entered into a series of agreements to sell 100,720 units of our securities at $5.25 per unit, for an aggregate of $528,780 in gross proceeds. Each unit consisted of one share of common stock and one three-year warrant, each for the purchase of one share of our common stock at an initial exercise price of $5.00 per share. The warrants vested and became fully exercisable on their issuance dates. We also provided certain "piggy-back" registration rights for the shares and the shares underlying the warrants for a period not to exceed three years, and agreed to file a registration statement with the SEC covering the resale of the registrable securities on or before June 2005. We are not subject to any contractual penalties in the event that any such registration statement is not filed timely or not declared effective by the SEC by any specific date. None of the subscribers was a "U.S. person" (as defined in Rule 902 of Regulation S), and each of the sales constituted an "offshore transaction" (as defined in Rule 902 of Regulation S). The transactions described in this paragraph constituted exempt offerings under Regulation S.

      In December 2004, the Company issued 52,500 shares of its common stock in exchange for services provided by certain consultants. Such shares were valued at $262,500 (estimated to be the fair value based on the trading price on the issuance date). The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

      In December 2004, the Company issued 24,100 shares of its common stock to approximately 190 employees in exchange for services rendered. Such shares were valued at $120,500 (estimated to be the fair value based on the market price on the issuance date). With the exception of one employee and his family member designees and two minor designees of a second employee of the Company, none of the persons was a "U.S. person" (as defined in Rule 902 of Regulation S), and each of the issuances constituted an "offshore transaction" (as defined in Rule 902 of Regulation S). The per-share value of the common stock was $5.00, and the Company recorded compensation expense of $120,500. The transactions described in this paragraph constituted exempt offerings under Regulation S or Section 4(2) of the Securities Act.

      In January 2005, the Company issued 150,000 shares of its common stock to three newly appointed, non-management directors in consideration of their agreement to serve as directors. Such shares were valued at $750,000 (estimated to be the fair value based on the market price on the issuance date). These shares are earned over a two year period and recorded as compensation expense over the earned period. The Company has recognized $62,500 in the fiscal year ended February 28, 2005 and the balance as deferred compensation in the amount of $687,500. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to accredited investors.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

      In February 2005, we entered into a series of short-term convertible notes pursuant to which we borrowed an aggregate of $1,500,000. Principal and accrued interest (at the rate of nine percent per annum) were repaid in full in April 2005. In connection with obtaining the loans, we issued an aggregate of 15,000 shares of our common stock to the lenders. In February 2005, we also sold and issued 150,000 five-year warrants for the purchase of an equivalent number of shares of common stock. The initial warrant exercise price was $5.00, subject to certain anti-dilution provisions. See Note 7 for additional information.

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

Warrants

      During the year ended February 28, 2005, in connection with the financing arrangements, private placements and the bridge loan described above, the Company issued 628,148 warrants to purchase one share of restricted common stock at an exercise price of $5.00 exercisable for between two and five years from September 27, 2004. As more fully explained herein, the exercise price of some of the warrants described in the preceding sentence is subject to downward adjustment based on contractual anti-dilution requirements.

      The number of outstanding and exercisable warrants as of February 28, 2005 is provided below:

                                                                Weighted Average
                                           Number of Warrants    Exercise Price
                                           ------------------   ----------------
        Outstanding at February 29, 2004              --             $    --
        Granted                                  628,148                5.00
        Exercised                                     --                  --
        Cancelled or forfeited                        --                  --
                                                 -------             -------
        Outstanding at February 28, 2005         628,148             $  5.00
                                                 =======             =======

        Exercisable at February 28, 2005         628,148
                                                 =======

      An additional 1,043,106 warrants were issued in April and May 2005 in connection with certain equity transactions (see Note 15).

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

                                           Warrants Outstanding                       Warrants Exercisable
                               --------------------------------------------       ----------------------------
                                                Weighted
                                Number           Average                            Number
                              Outstanding        Remaining        Weighted        Exercisable       Weighted
                                  at           Contractual        Average             at            Average
Range of                      February 28,         Life           Exercise        February 28,      Exercise
Exercise Prices                  2005           in Years           Price             2005            Price
-------------------           -----------      -----------        --------         ---------        ---------
$  2.00                          48,000            1.6            $  2.00            48,000          $   2.00
   2.00     $  5.00             580,148            2.9               5.00           580,148              5.00
                                -------                                             -------
                                628,148                                             628,148
                                =======                                             =======

      The outstanding and exercisable warrants are equal because the warrants vested immediately.

Stock Option Plan

      In December 2004, the Board of Directors ("BoD")of the Company approved the 2004 Equity Incentive Plan (the "2004 Plan"). The 2004 Plan is intended to provide a means by which selected employees, directors of and consultants to the Company, or its affiliates, could receive options to purchase common stock of the Company, and other equity interests in the Company as more fully described in the 2004 Plan. As amended on April 27, 2005 (subject to stockholder approval, to the extent necessary), the 2004 Plan provides for the issuance of options to purchase 2.4 million shares of the Company's common stock, subject to any adjustments required or permitted by the 2004 Plan.

      The 2004 Plan provides for granting to employees (including employees who are also directors and officers) options intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting of non-statutory stock options to directors, employees and consultants. The BoD of the Company currently administers the 2004 Plan.

      The exercise price of incentive stock options granted under the 2004 Plan must be at least equal to the fair market value of the common stock on the grant date. With respect to any participant who owns shares representing more than 10% of the voting power of all classes of the Company's outstanding capital stock, the exercise price of any incentive or non-statutory stock options must be equal to at least 110% of the fair market value on the grant date, and the maximum term of the option exceed five years. Upon a merger of the Company, options outstanding under the 2004 Plan will terminate unless assumed or substituted for by the successor corporation. As of February 28, 2005, 1,296,600 options have been granted and 263,400 options are available for grant under the 2004 Plan.

      The following table summarize information concerning outstanding options at February 28, 2005:

                                                                Weighted Average
                                           Stock Options         Exercise Price
                                           -------------         --------------
Outstanding at February 29, 2004                    --                $  --
Granted                                      1,296,600                 5.00
Exercised                                           --                   --
Cancelled or forfeited                              --                   --
                                             ---------                -----
Outstanding at February 28, 2005             1,296,600                $5.00
                                             =========                =====

Exercisable at February 28, 2005             1,296,600
                                             =========

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

      On December 8, 2004, the BoD approved granting the employee stock options set forth in the above table. Since the Company's common stock was not quoted on the OTC Bulletin Board until December 16, 2004, it was necessary for the BoD to make a good-faith determination of the estimated grant-date fair value of the Company's common stock. Based in part on a recommendation by the Company's investment advisor, the BoD determined that such value approximated $5.00 per share. The outstanding employee stock options have an exercise price of $5.00 per share, expire five years from the grant date, and vest over a three-year period.

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

      Condensed unaudited historical financial information of BOT as of February 28, 2005 is presented below:

                 Current assets                            $   815,948
                 Other assets                                  100,980
                 Payable to stockholders                       556,136
                 Other liabilties                              247,595
                 Equity                                        113,197

                                                      12 Months Ended
                                                     February 28, 2005
                                                     ------------------
                     Sales                                 $ 1,580,734
                     Cost of good sold                        (953,661)
                                                           -----------
                     Gross margin                              627,073
                     Operating expenses                       (300,905)
                                                           -----------
                 Operating income                          $   326,168
                                                           ===========
                 Net income                                $    96,648
                                                           ===========
                 Equity distributions                      $        --
                                                           ===========

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

Operating Leases

      The Company occupies facilities under operating lease agreements expiring on various dates through August 2014. Certain leases include future rental escalations and renewal options. As of February 28, 2005, minimum payments under operating leases approximated the following for the fiscal years ending February 28/29 listed below:

                                2006       $  623,000
                                2007          444,000
                                2008          278,000
                                2009           96,000
                                2010           96,000
                          Thereafter          423,000
                                           ----------
                                           $1,960,000
                                           ==========

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

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

For the year ended February 28, 2005:

                                    Geomatics     Telematics    Consolidated
                                  ------------   ------------   ------------
Total assets                      $ 10,837,033   $  3,493,974   $ 14,331,007
                                  ============   ============   ============
Revenue                           $ 11,114,247   $  3,562,983   $ 14,677,230
Gross profit                         4,019,153      1,772,192      5,791,345
Operating expenses                                               (12,682,652)
                                                                ------------
Operating loss                                                  $ (6,891,307)
                                                                ============

For the year ended February 29, 2004:

                                    Geomatics     Telematics    Consolidated
                                  ------------   ------------   ------------
Total assets                      $  6,290,852   $  1,310,919   $  7,601,771
                                  ============   ============   ============
Revenue                           $  8,253,194   $  1,783,609   $ 10,036,803
Gross profit                         3,419,831        948,577      4,368,408
Operating expenses                                                (4,302,228)
                                                                ------------
Operating income                                                $     66,180
                                                                ============
Geographic Information

      Certain condensed geographic information is presented below including property and equipment, revenues, gross profit and operating income (loss):

For the year ended February 28, 2005:

                 Property and                            Gross          Operating        Operating
                Equipment, net          Revenue          Profit         Expenses       Income (Loss)
                 -----------         -----------      -----------      -----------      -----------
Brunei           $     2,369         $   363,778      $   104,977      $   104,418      $       559
Malaysia              22,311             136,881           59,988          205,223         (145,235)
Singapore            316,357             367,648          202,797        1,097,223         (894,426)
South Africa         633,869          13,808,923        5,423,583        6,735,209       (1,311,626)
United States          5,279                  --               --        2,991,967       (2,991,967)
Western Europe       331,187                  --               --        1,548,612       (1,548,612)
                 -----------         -----------      -----------      -----------      -----------
Total            $ 1,311,372         $14,677,230      $ 5,791,345      $12,682,652      $(6,891,307)
                 ===========         ===========      ===========      ===========      ===========

For the year ended February 29, 2004:

                 Property and                            Gross          Operating        Operating
                Equipment, net          Revenue          Profit         Expenses          Income
                 -----------         -----------      -----------      -----------      -----------
Brunei           $        --         $        --      $        --      $        --      $        --
Malaysia                  --                  --               --               --               --
Singapore                 --                  --               --               --               --
South Africa         385,162          10,036,803        4,368,408        4,302,228           66,180
United States             --                  --               --               --               --
Western Europe            --                  --               --               --               --
                 -----------         -----------      -----------      -----------      -----------
Total            $   385,162         $10,036,803      $ 4,368,408      $ 4,302,228      $    66,180
                 ===========         ===========      ===========      ===========      ===========

See Note 3 for geographic information on inventory.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

13. INCOME TAXES

      The components of income (loss) before income taxes are as follows for the years ended February 28/29:

                         2005           2004
                     -----------    -----------
     United States            --             --
     Foreign         $(7,318,025)   $    89,326
                     -----------    -----------
Total                $(7,318,025)   $    89,326
                     ===========    ===========

      The provision for taxes on income (loss) is comprised of the following for the years ended February 28/29:

                         2005          2004
                       --------      --------
     Current:
     Federal                 --            --
     State                   --            --
     Foreign           $ 38,010      $105,349
                       --------      --------
                       $ 38,010      $105,349
     Deferred:
     Federal                 --            --
     State                   --            --
     Foreign                 --            --
                       --------      --------
Total                  $ 38,010      $105,349
                       ========      ========


      The reported provision for taxes on income (loss) from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before income taxes as follows for the years ended February 28/29:

                                              2005          2004
                                         -----------    -----------
Income tax (benefit) at statutory rate   $(2,488,129)   $    30,371
State taxes, net of federal benefit         (439,081)            --
Foreign income tax rate differential         484,547         74,978
Change in valuation allowance              2,480,673             --
                                         -----------    -----------
                                         $    38,010    $   105,349
                                         ===========    ===========

      The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The tax effects of temporary differences for continuing operations at February 28, 2005 and February 29, 2004 are as follows:

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

                                                     2005           2004
                                                 -----------    -----------
Deferred tax assets:
Net operating loss carry-forwards                $ 2,485,480    $     4,807
                                                 -----------    -----------
Total deferred tax assets                          2,485,480          4,807
Less valuation allowance                          (2,485,480)        (4,807)
                                                 -----------    -----------
Net deferred tax assets                          $        --    $        --
                                                 ===========    ===========
Deferred tax liabilities:
Amortization of identifiable intangible assets   $  (553,673)   $  (475,773)
                                                 -----------    -----------
Total deferred tax liabilities                   $  (553,673)   $  (475,773)
                                                 ===========    ===========

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

      In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carry back of losses to recover income taxes previously paid during the carry back period. As of February 28, 2005, the Company has provided a valuation allowance of $2,485,480 to reduce the net deferred tax assets to zero. The net change in the valuation allowance for fiscal 2005 was an increase of $2,480,673.

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

14. LOSS PER COMMON SHARE

      The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended February 28, 2005 and February 29, 2004:

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

                                                 Year Ended      Year Ended
                                                February 28,    February 29,
                                                    2005            2004
                                                 -----------    -----------
Numerator for basic and diluted loss
per common share:
     Net loss charged to common shareholders     $(7,311,460)   $   (24,747)

Denominator for basic and diluted loss
per common share:
     Weighted average number of common
        shares outstanding                         8,774,980      6,275,000
                                                 -----------    -----------
Basic and diluted loss per common share          $     (0.83)   $        --
                                                 ===========    ===========

15. SUBSEQUENT EVENTS (Unaudited)

      In March 2005, the Company issued 12,500 shares of its common stock in exchange for services provided by a consultant. The per-share value of the common stock was $5.95. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act of 1933, as amended. The fair value of the common stock was determined by multiplying the number of shares issued by the market price of the Company's common stock on the transaction date, discounted by 15% to account for the estimated effect of issuing restricted (Rule 144 ) stock.

      In April 2005, the Company entered into a series of agreements, pursuant to which it sold 950,142 units of its securities at $3.50 per unit, or an aggregate of $2,893,497 in net proceeds. Each unit consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an initial exercise price of $3.50. The warrants vested and became fully exercisable on their issuance dates. The Company also provided certain "piggy-back" registration rights for the shares and the shares underlying the warrants for a period not to exceed five years and agreed to file a re-sale registration statement with the SEC covering the registrable securities on or before June 2005. The Company is subject to certain contractual penalties in the event that any such registration statement is not filed timely or not declared effective by the SEC by the dates specified in the related agreement. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to accredited investors.

      In May 2005, the Company entered into a series of agreements, pursuant to which it sold 92,964 units of its securities at $3.50 per unit, or an aggregate of $283,374 in net proceeds. Each unit consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an initial exercise price of $3.50. The warrants vested and became fully exercisable on their issuance dates. The Company also provided certain "piggy-back" registration rights for the shares and the shares underlying the warrants for a period not to exceed five years and agreed to file a re-sale registration statement with the SEC covering the registrable securities on or before June 2005. The Company is subject to certain contractual penalties in the event that any such registration statement is not filed timely or not declared effective by the SEC by the dates specified in the related agreement. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to accredited investors.

      Subsequent to February 28, 2005, a director of the Company, two of its executive officers, and a director of two wholly-owned subsidiaries of the Company provided unsecured short-term loans to four subsidiaries of the Company totaling $333,000. Of this amount, loans of approximately $168,500 and $50,000 were due on August 31, 2005 and June 30, 2005, respectively; the remaining loans do not have a scheduled due date at this time. The $168,500 loan bears interest at LIBOR plus 3%. The total borrowings also include a loan of approximately $97,000, which bears interest at the rate of 11% per annum (the prime rate of interest when the transaction was consummated). The other $67,500 of loans described in the first sentence of this paragraph are non-interest bearing. All of these loans are currently outstanding. The respective officers and directors have verbally agreed to extend the loans, and have not taken nor do they intend to take any action against the Company until the loans are renewed. Management is confident that new agreements will be reached in the near future.

      From February 28, 2005 to June 3, 2005, the South African Rand weakened against the U.S. dollar by approximately 17%.

      See Note 8 for other subsequent events.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

16. RESTATEMENT OF CERTAIN FINANICAL STATEMENTS

Fiscal 2004 Statement of Cash Flows

      Subsequent to June 27, 2005, it came to the attention of management that the fiscal 2004 consolidated statement of cash flows included in the Company's February 28, 2005 Form 10-KSB, which was filed on June 14, 2005, (a) incorrectly included a line item (relating to preferred stock issued by a subsidiary in connection with a business combination) in the "operating activities" section of that financial statement, (b) reflected certain assets acquired and liabilities assumed (relating to the same business combination) as changes in operating assets and liabilities rather than being included in the supplemental disclosure of non-cash activities (approximately $922,000), (c) did not report the computation of the effect of foreign currency exchange rate changes on cash and cash equivalents in accordance with SFAS No. 95, and (d) did not reflect a non-cash expense of approximately $103,000 as an adjustment in reconciling the net loss to net cash used in operating activities.

      Accordingly, the Company's accompanying fiscal 2004 consolidated statement of cash flows has been restated as summarized below.

                                           As Previously   Retroactive
                                              Reported      Adjustment    As Restated
                                            -----------    -----------    -----------
Net cash used in operating activities       $  (756,785)   $  (603,472)   $(1,360,257)
                                            ===========    ===========    ===========
Net cash used in investing activities       $(2,183,845)   $   819,334    $(1,364,511)
                                            ===========    ===========    ===========
Net cash provided by financing activities   $ 2,583,330    $    (3,635)   $ 2,579,695
                                            ===========    ===========    ===========
Effect of foreign currency exchange rate
changes on cash and cash equivalents        $   341,859    $  (212,227)   $   129,632
                                            ===========    ===========    ===========

      The reclassification adjustments described above do not affect the previously reported stockholder's equity at February 29, 2004 or the results of operations for the year then ended.

Fiscal 2005 Statement of Cash Flows

      Subsequent to June 27, 2005, it also came to the attention of management that the computation of the effect of foreign currency exchange rate changes on cash and cash equivalents for fiscal 2005 was not in accordance with SFAS No.
95. Accordingly, the Company's accompanying fiscal 2005 consolidated statement of cash flows has been retroactively adjusted as summarized below.

                                         As Previously  Retroactive
                                           Reported     Adjustment   As Restated
                                           ---------    ---------     ---------
Effect of foreign currency exchange rate
   changes on cash and cash equivalents    $(127,805)   $  52,173     $ (79,632)
                                           =========    =========     =========

      The reclassification adjustment described above does not affect the previously reported stockholder's equity at February 28, 2005 or the results of operations for the year then ended.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                     (FORMERLY KNOWN AS CETALON CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

Fiscal 2005 Statement of Operations

      Subsequent to June 27, 2005, management determined that the previously reported weighted average common shares outstanding during fiscal 2005 were not correct. As explained in the following paragraph, the re-computation of this weighted average increased the loss per common share from $0.78 to $0.83; the accompanying fiscal 2005 statement of operations has been restated accordingly.

      For the period from the beginning of fiscal 2005 to the August 2004 merger date (see the "Organization" section of Note 1), the Company included only Cadogan's outstanding common shares adjusted for the exchange ratio in the Merger Transaction. Thereafter, the Company included the legal parent's total common shares outstanding as of the merger date. The weighted average of these two amounts has been included in the revised weighted average common shares outstanding during fiscal 2005.

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

Item 8A: Controls and Procedures

      We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2005, our disclosure controls and procedures are effective. However, upon further review, certain misstatements in the 2004 statement of cash flows and our revised interpretation of financial reporting requirements resulted in the restatement of our 2004 and 2005 statements of cash flows and the weighted average common shares outstanding reported in the 2005 statement of operations as disclosed in Note 16 to the consolidated financial statements included elsewhere herein. There have been no significant changes in our internal controls over financial reporting during the quarter ended February 28, 2005 that have materially affected or are reasonably likely to materially affect such controls.

      Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

      Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B: Other Information

      None

                                    PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

      The following table sets forth certain information regarding our executive officers and directors as of June 7, 2005:

Name                    Age    Position
----                    ---    --------
Anthony J. Harrison....  46    Chairman of the Board
Trevor Venter..........  38    Chief Executive Officer
Martin Euler...........  51    Chief Financial Officer, Secretary, and Director
Anthony J.A. Bryan.....  82    Non-Executive Vice-Chairman of the Board
Paul Barril............  59    Director
Stefanie Powers........  62    Director

Anthony J. Harrison, Chairman of the Board

      Mr. Harrison currently serves as our Chairman of the Board, a position that he has held since June 2005. He joined our board of directors in November 2004 and served as our Chief Executive Officer between November 2004 and June 2005. Prior to joining us, Mr. Harrison had been employed in various management capacities by Thales S.A. (a CAC 40 company) and, prior to its acquisition by Thales, by various subsidiaries of Racal Electronics Plc. for approximately 23 years, most recently (2002 and 2003) as the Chief Operating Officer of Thales GeoSolutions Ltd., a division of Thales S.A. During 2002, Mr. Harrison served as the Managing Director Group Marketing & Business Development (Racal Survey Group Ltd.) and, between 1998 and 2002, as the President of Racal Survey USA and Regional Director of the Americas (which was a board position of the Racal Survey Group Ltd.).

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

Paul Barril, Director

      Capitaine Barril currently serves as a member of our board of directors, a position that he has held since January 2005. He also serves as Chief Executive Officer of Groupe Barril Securite, a global security firm that he founded in 1984, and serves as a security advisor to various Heads of State. Capitaine Barril founded G.I.G.N. (Groupement d'Intervention de la Gendarmerie Nationale - the French gendarmerie intervention group). He holds a law degree from the University of Paris Sorbonne.

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

Audit Committee Financial Expert

      We are not currently a listed company within the meaning of Rule 10A-3 of the Exchange Act and, therefore, are not required to have an audit committee or, accordingly, an audit committee financial expert. Nevertheless, our Board of Directors, a majority of whose members are independent directors, performs the functions of an audit committee, and Martin Euler, our Chief Financial Officer and one of our directors, serves in a capacity similar to that of an audit committee financial expert.

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

                           Summary Compensation Table

                                                 Annual Compensation                      Long Term Compensation
                                  ----------------------------------------------  --------------------------------------
                                                                    Other Annual  Restricted
                                                                    Compensation     Stock     Options/     All Other
                                            Salary         Bonus         (4)        Awarded      SARs      Compensation
            Name                  Year         $             $            $            $           #            $
------------------------------------------------------------------------------------------------------------------------
Anthony Harrison (1)              2005      203,500           --           --          500      250,000         --
    Chief Executive Officer       2004       27,700           --           --           --           --         --
                                  2003           --           --           --           --           --         --
Trevor Venter (2)                 2005      128,900           --        5,875          500       75,000         --
   Chief Operating Officer        2004      120,500           --        5,346           --           --         --
                                  2003       70,100       92,500        3,320           --           --         --
Martin Euler                      2005      168,200           --           --          500      125,000         --
   Chief Financial Officer        2004       20,200           --           --           --           --         --
                                  2003           --           --           --           --           --         --
Alexander Borthwick (3)           2005      180,000           --           --          500       25,000         --
   Chief Operating Officer        2004       30,000           --           --           --           --         --
                                  2003           --           --           --           --           --         --

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

Compensation of Directors

      During 2005, each non-employee member of our Board of Directors received a one-time grant of an option to purchase 25,000 shares of our common stock at an exercise price equal to the fair market value at the time of the grant and 50,000 shares of our restricted common stock. At February 28, 2005, the market closing price of our common stock was $7.00 per share, or $350,000 for 50,000 shares. In addition, Anthony J.A. Bryan received an additional stipend of $18,000.

      The following table sets forth the individual grants of stock options that we made during the year ended February 28, 2005, to our executive officers:

                     Options/SAR Grants in Last Fiscal Year
                               [Individual Grants]

                          Number of         Percent of
                          securities    total options/SARs
                          underlying   granted to employees      Exercise or
       Name              options/SARs     in fiscal year      base price ($/Sh)   Expiration date
-------------------------------------------------------------------------------------------------
Anthony Harrison           250,000             19.1%                 $5.00             2015
Martin Euler               125,000              9.5%                 $5.00             2015
Trevor Venter               75,000              5.7%                 $5.00             2015
Alexander Borthwick         25,000              1.9%                 $5.00             2015

      The following table sets forth options exercised by our executive officers during the year ended February 28, 2005, and the value (market price less exercise price) of their unexercised in-the-money options at February 28, 2005.

              Aggregated Options/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values

                                                                                                        Value of unexercised
                                                                   Number of securities                     in-the-money
                                                                  underlying unexercised                    options/SARs
                                                                options/SARs at FY-end (#)                  at FY-end ($)
                                                             -------------------------------       ------------------------------
                              Shares
                             acquired
                           on exercise        Value
Name                           (#)         realized ($)      Exercisable       Unexercisable        Exercisable      Unexercisable
----------------------------------------------------------------------------------------------------------------------------------
Anthony Harrison               --               --              250,000              --               $500,000              --
Martin Euler                   --               --              125,000              --                250,000              --
Trevor Venter                  --               --               75,000              --                150,000              --
Alexander Borthwick            --               --               25,000              --                 50,000              --

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth, as of June 7, 2005, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 12,324,552 shares of common stock issued and outstanding on June 7, 2005.

--------------------------------------------------------------------------------------------------------
Name and address                                                         Amount of            Percent
of beneficial owner                                               beneficial ownership (1)   of class
--------------------------------------------------------------------------------------------------------
Executive Officers & Directors:
--------------------------------------------------------------------------------------------------------
Anthony J. Harrison
47 Warriner Gardens                                                 1,110,600 shares (2)       8.8%
London, UK SW11 4 EA
--------------------------------------------------------------------------------------------------------
Martin Euler
P.O. Box 941844                                                      985,600 shares (3)        7.9%
Houston, TX  77094-8844
--------------------------------------------------------------------------------------------------------
Tevor Venter
P.O. Box 1462                                                        935,600 shares (4)        7.5%
Rivonia, South Africa  2128
--------------------------------------------------------------------------------------------------------
Alexander Borthwick
8 Temasek Blvd., #29-03 Suntec Town One                              885,600 shares (5)        7.2%
Singapore
--------------------------------------------------------------------------------------------------------
Anthony J.A. Bryan
2525 N. Ocean Blvd                                                   75,000 shares (6)           *
Gulf Stream, FL  33483
--------------------------------------------------------------------------------------------------------
Paul Barril
207 Bd Pereire                                                       75,000 shares (7)           *
Paris, France  75017
--------------------------------------------------------------------------------------------------------
Stephanie Powers
10400 Wilshire Blvd.                                                 75,000 shares (8)           *
Los Angeles, CA  90024
--------------------------------------------------------------------------------------------------------
Total of All Directors and Executive Officers (seven persons)       4,142,400 shares (9)       32.4%
--------------------------------------------------------------------------------------------------------
More than 5% Beneficial Owners:
--------------------------------------------------------------------------------------------------------
Infomax Co. Ltd.
38 Hertfort Street                                                    1,080,000 shares         8.8%
London, England W1J 7SG
--------------------------------------------------------------------------------------------------------
Walter Jared Frost
Jalan Adityawarman No. 40A, Kebayoran Baru                           967,738 shares (10)       7.6%
Jakarta 12160 Indonesia
--------------------------------------------------------------------------------------------------------
Pointe Capital Limited
38 Hertford Street                                                     753,472 shares          6.1%
London W1J7SG, UK
--------------------------------------------------------------------------------------------------------
Global Master Investments
Suite 2002A, 18 Harbour Road                                           655,200 shares          5.3%
Wanchai, Hong Kong
--------------------------------------------------------------------------------------------------------

----------
*     Constitutes less than 1%

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

(9) Includes all shares, options, and warrants described in notes 2 through 8, above.

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

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options and warrants as of February 28, 2005. See Note 8 to the consolidated financial statements included elsewhere herein for additional information.

                                                                                                   Number of securities
                                                                                                   remaining available
                                     Number of securities              Weighted-average            for future issuance
                                      to be issued upon                 exercise price                 under equity
                                         exercise of                    of outstanding              compensation plans
                                     outstanding options,             options, warrants           (excluding securities
                                     warrants and rights                  and rights             reflected in column (a))
-------------------------------------------------------------------------------------------------------------------------
        Plan Category                        (a)                             (b)                              (c)
-------------------------------------------------------------------------------------------------------------------------
Equity Compensation plans
approved by security-holders                     --                            --                                --
-------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security holders          1,924,748(1)                      $5.00                           263,400
-------------------------------------------------------------------------------------------------------------------------
            Total                         1,924,748                         $5.00                           263,400
-------------------------------------------------------------------------------------------------------------------------

---------
(1) Includes 1,296,600 options to purchase common stock at $5.00 per share, and 628,148 warrants to purchase common stock at between $2.00 and $5.00 per share.

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

      In November 2004, we accepted an unsecured advance from an officer/stockholder, Martin Euler, our Chief Financial Officer, in the amount of $41,378. This advance accrues interest at LIBOR plus three percent and is payable in full on March 1, 2005 with no prepayment restrictions. This unsecured advance and accrued interest has not been repaid as of March 1, 2005, and is being extended until June 30, 2005. . This loan is currently outstanding and Mr. Euler has agreed to extend the maturity date by providing for payment in full upon demand.

      In September 2004, one of our stockholders, Walter Jared Frost, (who then beneficially owned approximately 5.5% of our outstanding common stock) lent $1.5 million to us. Concurrently with our receipt of the loan proceeds, we agreed to grant the stockholder two-year warrants (which vested and became fully exercisable on the grant date) to purchase up to 48,000 shares of our common stock at an initial exercise price of $2.00 per share. We recorded the warrants as a finance charge of $139,000 using the Black-Scholes option-pricing model to estimate the fair value. In connection with granting the warrants, we also agreed to provide certain registration rights for a period not to exceed five years in respect of the shares underlying the warrants and for certain other shares then owned by Mr. Frost. The registration rights agreement does not contain any specific deadlines or financial penalties relating to the filing or effectiveness of the registration statement. In November 2004, with retroactive effect to the date of the original borrowing, the loan arrangement was amended such that the due date was extended to June 30, 2005, and the principal and accrued interest became convertible into shares of our common stock at the rate of $5.00 per share. Mr. Frost's conversion privilege expires when we have privately issued our common stock for an aggregate consideration of at least $10 million. Interest at the rate of 15%, compounded annually, continues to be due and payable concurrently with the principal. In connection with amending the loan arrangement, we also granted Mr. Frost two-year warrants (which vested and became fully exercisable on the grant date) to purchase up to 32,000 shares of our common stock at an exercise price of $5.00 per share. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to a single accredited investor. This loan is currently outstanding. Mr. Frost has verbally agreed to extend the due date, and has not taken nor intends to take any action against the Company until the loan is renewed. Management is confident that a new agreement will be reached in the near future.

      We also provided Mr. Frost with certain "piggy-back" and "S-3" registration rights for the shares underlying the note and the warrant, as well as for the shares underlying the amended $1.5 million note agreement and the 32,000 shares underlying the warrant granted to the holder in connection with such amendment. We are not subject to any contractual penalties in the event that any such registration statement is not filed timely or not declared effective by the SEC by any specific date.

      In December 2004, we sold a $384,000 convertible demand note to Mr. Frost, who then beneficially owned approximately 6% of our outstanding common stock and had previously lent us $1.5 million on an unsecured basis (see above). Mr. Frost's conversion privilege expires when we have privately issued our common stock for an aggregate of at least $10 million. The principal is due upon fifteen days' written demand, but no later than June 30, 2005. Interest at the rate of 15%, compounded annually, is due and payable concurrently with the principal. In connection with the sale of the note, we granted warrants (which vested and became fully exercisable on the grant date) to Mr. Frost to purchase up to 12,000 shares of our common stock with an initial exercise price of $5.00 per share. We recorded the warrants as a finance charge of $28,000 using the Black-Scholes option-pricing model to estimate the fair value. The transaction described in this paragraph constituted an exempt offering under Rule 506 of Regulation D to an accredited investor. This loan is currently outstanding. Mr. Frost has verbally agreed to extend the loan, and has not taken nor intends to take any action against the Company until the loan is renewed. Management is confident that a new agreement will be reached in the near future.

      In December 2004, we entered into an agreement pursuant to which we sold 100,000 units of our securities to a then-existing stockholder, Pointe Capital Limited, at $5.25 per unit, for an aggregate of $525,000 in gross proceeds. Each unit consisted of one share of common stock and one five-year warrant to purchase one share of our common stock at an initial exercise price of $5.00. The warrants vested and became fully exercisable on the issuance date. We also granted the stockholder certain "piggy-back" and "S-3" re-sale registration rights for the common stock and the shares of common stock underlying the warrants, as well as for other shares then owned by such stockholder for a period not to exceed three years and agreed to file a re-sale registration statement with the SEC covering the registrable securities on or before June 2005. We are not subject to any contractual penalties in the event that any such registration statement is not filed timely or not declared effective by the SEC by any specific date. The transaction described in this paragraph constituted an exempt offering under Rule 506 of Regulation D to a single accredited investor.

      Subsequent to February 28, 2005, Anthony Harrison, Chairman of our Board of Directors, Trevor Venter, our chief executive officer, Martin Euler, our chief financial officer and Johann Erbe, a director of two of our wholly-owned subsidiaries provided unsecured short-term loans to four subsidiaries of the Company totalling $333,000. Of this amount, loans of approximately $168,500 and $50,000 are due on August 31, 2005 and June 30, 2005, respectively; the remaining loans do not have a scheduled due date at this time. The $168,500 loan bears interest at LIBOR plus 3%. The total borrowings also include a loan of approximately $97,000, which bears interest at the rate of 11% per annum (the prime rate of interest when the transaction was consummated). The other $67,500 of loans described in the first sentence of this paragraph are non-interest bearing. The $50,000 loan described above is currently outstanding. Mr. Harrison, as lender of the $50,000 loan has verbally agreed to extend the loan, and has not taken nor does he intend to take any action against the Company until the loan is renewed. Management is confident that a new agreement will be reached in the near future.

      In October 2004, we entered into an agreement with Pointe Capital Limited, one of our stockholders, pursuant to which Pointe Capital agreed to lend $600,000 to the Company, as an unsecured credit facility. The note accrues interest at 3% above the prime rate. The note has no prepayment penalty and may be paid in full before the due date. The outstanding balance of this credit facility was $151,000 as of February 28, 2005 and is included in the notes payable to stockholders in the accompanying balance sheet. Principal and accrued interest are payable by June 30, 2005. This loan is currently outstanding. Pointe Capital Limited has verbally agreed to extend the loan, and has not taken nor intends to take any action against the Company until the loan is renewed. Management is confident that a new agreement will be reached in the near future.

Item 13:  Exhibits

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

Exhibit 10.9* Registration Rights Agreement between Astrata Group Incorporated and Walter Jared Frost, dated December 14, 2004.

Exhibit 10.10* Form of Astrata Group Incorporated Regulation S Subscription Agreement.

Exhibit 10.11* Form of Astrata Group Incorporated Regulation S Common Stock Purchase Warrant Agreement.

Exhibit No.       Description
-----------       -----------
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

Exhibit 10.26*    Form of Private Placement Subscription Agreement.

Exhibit 10.27* Form of Private Placement Warrant to purchase shares of Astrata Group Incorporated common stock.

Exhibit 21.1*     Subsidiaries of Astrata Group Incorporated.

Exhibit 23.1**    Consent of Squar, Milner, Reehl & Williamson, LLP.

Exhibit 31.1** Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2** Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1** Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------

* Filed with the Company's February 28, 2005 Form 10-KSB that was filed with the SEC on June 14, 2005

**    Filed herewith

Item 14: Principal Accountant Fees and Services

Audit Fees

      The aggregate fees billed by our auditors for professional services rendered in connection with their review of the consolidated financial statements included in our quarterly reports on Form 10-QSB (from the second and third quarters of fiscal 2005) and the audit of our consolidated financial statements for the fiscal year ended February 28, 2005 were approximately $282,500.

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


Astrata Group Incorporated


By:        /S/ MARTIN EULER                           Date:  July 14, 2006
           ---------------------------------
           Martin Euler
           Chief Executive Officer


By:        /S/ MARTIN EULER                           Date:  July 14, 2006
           ---------------------------------
           Martin Euler
           Chief Financial Officer and Secretary

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                                       Title                                  Date
-------------------------------------       ------------------------------------------------       -------------
           /S/ ANTHONY HARRISON                        Chairman of the Board                       July 14, 2006
------------------------------------
           Anthony Harrison


           /S/ MARTIN EULER                 Chief Financial Officer, Secretary, and Director       July 14, 2006
------------------------------------
           Martin Euler


           /S/ ANTHONY J.A. BRYAN                     Vice Chairman of the Board                   July 14, 2006
------------------------------------
           Anthony J.A. Bryan


------------------------------------
           Paul Barril                                        Director


------------------------------------
           Stefanie Powers                                    Director

                                  EXHIBIT INDEX

Exhibit10.2       Consultant Agreement between Optron Technologies, Inc.
                  and The Watley Group LLC, dated February 14, 2004.

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

Exhibit 10.26     Form of Private Placement Subscription Agreement.

Exhibit 10.27 Form of Private Placement Warrant to purchase shares of Astrata Group Incorporated common stock.

Exhibit 21.1      Subsidiaries of Astrata Group Incorporated.

Exhibit 23.1      Consent of Squar, Milner, Reehl & Williamson, LLP.

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                 Exhibit 23.1

          CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the  incorporation  by reference in the Registration
Statement of Astrata Group Incorporated (the "Company") on Form S-8 (File No. 333-126339) of our report dated June 6, 2005 (except for Note 16 to the Company's fiscal 2005 consolidated financial statements, as to which the date is August 3, 2005; and the "Liquidity and Going Concern Considerations" section of Note 1 to such financial statements, as to which the date is September 12,
2005) appearing in the Annual Report on Form 10-KSB/A of the Company for the year ended February 28, 2005.


/s/ SQUAR, MILNER, REEHL & WILLIAMSON, LLP
Newport Beach, California
July 13, 2006