Form 10KSB
period 2006-02-28
ASTRATA GROUP INC
filed 2006-07-18
CIK 1071157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                  For the fiscal year ended: February 28, 2006

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-32475

                           ASTRATA GROUP INCORPORATED
                 (Name of small business issuer in its charter)

                 NEVADA                                           84-1408762
      (State or other jurisdiction                             (I.R.S. Employer
   of incorporation or organization)                         Identification No.)

   1801 CENTURY PARK EAST, SUITE 1830,                            90067-2320
         LOS ANGELES, CALIFORNIA                                  (Zip Code)
(Address of principal executive offices)

Issuer's telephone number (310) 282-8646

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $0.0001
                                (Title of class)

      Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|

State issuer's revenues for its most recent fiscal year:             $14,786,762

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and
asked price of such common equity, as of July 7, 2006:               $17,259,479

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court Yes |X| No |_|

State the number of shares outstanding of each of the issuer's
classes of common equity as of July 7, 2006:                          13,276,522

Transitional Small Business Disclosure Format (Check One): Yes |_| No: |X|

                                 [Astrata LOGO]

                                TABLE OF CONTENTS

PART I.

Item 1:    Description of Business..........................................   1
Item 1A:   Risk Factors.....................................................   6
Item 2:    Description of Property..........................................  18
Item 3:    Legal Proceedings................................................  18
Item 4:    Submission of Matters to a Vote of Security Holders..............  18

PART II.

Item 5:    Market for Common Equity and Related Stockholder Matters.........  19
Item 6:    Management's Discussion and Analysis or Plan of Operation........  22
Item 7:    Financial Statements.............................................  33
Item 8:    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure...........................................  34
Item 8A:   Controls and Procedures..........................................  34
Item 8B:   Other Information................................................  34

PART III.

Item 9:    Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act..............  23
Item 10:   Executive Compensation...........................................  37
Item 11:   Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters................................  40
Item 12:   Certain Relationships and Related Transactions...................  38
Item 13:   Exhibits.........................................................  40
Item 14:   Principal Accountant Fees and Services...........................  42

                                     PART I

Item 1: Description of Business

Overview

      We were incorporated in Nevada on March 13, 1996 as Sportsman's Wholesale Company and changed our name to Cetalon Corporation on March 12, 2001. Until 2003, Cetalon was as an operator of health food and fitness retail stores located within various Sears Roebuck & Co. locations throughout California and Canada. On January 15, 2003, Cetalon filed a petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, Los Angeles Division. After a hearing on May 27, 2004, the Bankruptcy Court entered an order confirming Cetalon's Second Amended Disclosure Statement and Plan of Reorganization followed by confirmation of the Plan by the Bankruptcy Court on May 28, 2004. On June 8, 2004, the Plan became effective, and the Cetalon Corporation Liquidating Trust was created.

      Pursuant to the Plan of Reorganization, all equity interests of Cetalon that existed prior to June 8, 2004 (including, but not limited to, common stock, warrants, conversion rights under debt agreements and options) were cancelled on and as of June 8, 2004. Under the Plan of Reorganization, if all unpaid creditor claims that were assigned to the Cetalon Corporation Liquidating Trust are satisfied in full with interest, Cetalon's pre-petition equity holders will be entitled to a pro rata distribution of any remaining assets of the Cetalon Corporation Liquidating Trust based on their pre-petition ownership of Cetalon.

      Under the terms of the Plan of Reorganization, effective August 2, 2004 Cetalon combined with (i) Cadogan Investments Limited or "Cadogan", a London based company that owned Astrata SA; and (ii) Optron Technologies, Inc. or "Optron Technologies", a Nevada corporation. The subsidiaries of Optron Technologies, which were established shortly before June 8, 2004, are located in Singapore, Malaysia, Brunei, and England. Prior to the completion of the Cetalon, Cadogan and Optron Technologies combination transaction, Optron Technologies and its subsidiaries were engaged in the marketing and sale of various telematics and geomatics products and devices manufactured by Astrata SA. In connection with the August 2 transactions, the following day Cetalon, as the surviving entity of the Cetalon, Cadogan and Optron Technologies combination, changed its name to our current name, Astrata Group Incorporated.

      In June 2004, we (see discussion below regarding "Reverse Merger Accounting") issued (i) approximately 6,275,000 post- reorganization common shares to the shareholders of Cadogan, and (ii) 1,800,000 post- reorganization common shares to the stockholders of Optron Technologies in exchange for 100% ownership of those two entities. We issued an additional 156,000 post-reorganization shares of common stock to the Cetalon Corporation Liquidating Trust for distribution pursuant to the terms of the Plan of Reorganization (62,400 shares for pro rata distribution to Class Two creditors, and 93,600 shares for other creditors and Cetalon Corporation Liquidating Trust expenses). We also issued 609,000 post- reorganization shares of common stock in satisfaction of approximately $520,000 of bankruptcy administration fees. Lastly, we issued an additional 1,560,000 post-reorganization shares of common stock in satisfaction of approximately $53,000 of administrative-claim notes payable and accrued interest.

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

      On December 16, 2004 the Bankruptcy Court closed the Cetalon Chapter 11 case.

Reverse Merger Accounting

      Because of the structure of the Cetalon, Cadogan and Optron Technologies combination transaction, Cetalon's acquisition of Cadogan (including its subsidiary) and Optron Technologies (and its subsidiaries) was accounted for as a "reverse merger" by Cetalon because the stockholders of Cadogan and Optron Technologies, as the legal acquires, obtained more than 50% voting control of Cetalon, the legal acquiror. Because the shareholders of Cadogan obtained majority voting control of Cetalon, for accounting purposes Cadogan was treated as the continuing reporting entity and the accounting acquiror in the Cetalon, Cadogan and Optron Technologies combination transaction. This accounting treatment resulted in Cetalon adopting the February 28/29 fiscal year-end of Cadogan.

      Subsequent to the closing of Cetalon, Cadogan and Optron Technologies combination transaction, our consolidated statements of operations have been those of Astrata Group Incorporated and its wholly-owned and majority-owned subsidiaries. The consolidated balance sheet represents the net assets of the aforementioned entities (including majority-owned subsidiaries since their acquisition dates) reported at historical cost. All capital stock shares and amounts and per share data have been retroactively restated to reflect the exchange ratio in the Cetalon, Cadogan and Optron Technologies combination transaction.

Our Organizational Structure

      The following table summarizes our current organizational structure:

                                     --------------
                                     Astrata Group,
                                          Inc.
                                     --------------
                                            |
---------------------------------------------------------------------------------------------
    |                              |                              |                          |
---------                   ---------------                  -----------                -------------
 Astrata                     Astrata South                     Astrata                  Astrata (Asia
Geomatics                     Africa (Pty)                      Europe                  Pacific) Pte
(Pty) Ltd                     Limited 100%                     Limited                     Limited
   100%                                                          100%                       100%
---------                   ---------------                  -----------                -------------
                                   |                                                          |
                  -----------------------------------             ---------------------------------------------
                  |                |                |             |             |             |               |
            -------------   ---------------   ------------   -----------   ----------   -------------   ------------
               Astrata          CyberPro       Barloworld      Astrata       Astrata     Astrata (B)    Astrata (New
            Systems (Pty)       Software         Optron      (Singapore)   (Malaysia)      Sdn Bhd        Zealand)
               Ltd 100%     Solutions (Pty)   Technologies     Pte Ltd       Sdn Bhd         70%          Limited
                                Ltd 100%        (Pty) Ltd        100%         100%                           51%
                                                   50%
            -------------   ---------------   ------------   -----------   ----------   -------------   ------------
                                                                                |
                                                                           ----------
                                                                             Astrata
                                                                             GeoTRAX
                                                                             Sdn Bhd
                                                                               100%
                                                                           ----------

Our subsidiaries can be categorized in four separate groups, each of which serves distinct functions.

1) Astrata South Africa (Pty) Ltd which primarily distributes and markets geomatics products in Sub Saharan Africa.

2) Astrata Systems (Pty) Ltd based in South Africa which is engaged in the research and development and manufacturing of our Telematics products.

3) Astrata Europe Ltd, Astrata Asia Pacific Pte Ltd, Astrata (Singapore) Pte Ltd, Astrata Malaysia Sdn Bhd, Astrata (B) Sdn Bhd and Astrata New Zealand Ltd which are primarily responsible for the sales and marketing of our telematics products.

4)    Barloworld Optron Technologies (Pty) Ltd, CyberPro Software Solutions
      (Pty) Ltd, Astrata Geomatics (Pty) Ltd and Astrata GeoTrax Sdn Bhd are all non trading subsidiaries.

Nature of Operations

      We operate in the telematics and geomatics sectors of the Global Positioning System ("GPS") industry. Our expertise is focused on advanced location-based IT products and services that combine positioning, wireless communications, and information technologies. We provide advanced positioning products, as well as monitoring and airtime services to commercial and governmental entities in a number of markets including homeland security, public safety, transportation, surveying, utility, construction, mining, and agriculture. We manufacture proprietary products, and are a distributor of certain Trimble Navigation Limited products. We lease facilities which accommodate the assembly, testing, and research and development personnel.

      Examples of our products and services include surveying instrumentation using GPS and other augmenting technologies, such as wireless communication and lasers; fleet management for specialized machines, such as guidance for earth-moving equipment; positioning and IT technology for remote asset management and associated telematics products, field data collection equipment, and products and airtime communications services for high volume track and trace applications.

      Positioning technologies employed by us include GPS, laser, optical and inertial navigation systems. Communication techniques employed by us include GSM cellular and satellite communications.

Telematics

      Telematics comprises the remote monitoring of assets in real-time (including tracking and tracing) whereby location, time and sensor status are communicated. These products are deployed into diverse markets including homeland security, public safety, transportation services and construction.

      Telematics products often focus on people and assets in hostile and demanding environments such as monitoring the movement of hazardous materials for homeland security purposes. This segment also addresses the market for fleet management, workforce management, remote asset management and tracking, and emergency services by providing hardware for GPS information and data collection, as well as the software needed to access and analyze the data through the Internet. Our products combine positioning, wireless, and information technology and add measurable value to location-based information. We offer airtime to communicate data from the vehicle or field location to the customer's data center or provide access over the Internet to the data and application software. This allows critical real-time performance and monitoring data to be accessed and analyzed by supervisory, maintenance, or financial users and make real-time decisions for productivity improvement, cost reductions, safety improvement, or other critical decisions to be fed to the field.

Geomatics

      Geomatics incorporates high precision surveying/positioning instruments which are required for surveying and construction professionals, the mining industry, government agencies, utility companies and municipalities.

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

Recent Trends

      Our telematics strategy is to focus on the homeland security, hazardous materials, civil defense and business to business markets by providing our customers with comprehensive solutions to their needs. Frequently this involves the additional integration such as sensors ranging from Radio Frequency Identification (RFID) to biometrics, remote displays or augmenting technologies to allow tracking in tunnels.

      Our geomatics strategy remains focused on Sub Saharan Africa. In the last quarter of the year ending February 28, 2006, management, as an extension to the previously announced decision to relocate research and development; agreed to divest the geomatics business as part of a broader strategy to focus on the more developed markets in Europe, South East Asia and North America.

Joint Venture with Barloworld

      In October 2003, Astrata SA entered into an agreement with Barloworld, the exclusive distributor for Caterpillar Corporation in South Africa, pursuant to which Barloworld Optron Technologies (Pty) Limited or "BOT" was formed. Astrata SA and Barloworld each own 50% of BOT. Barloworld's core business is the sale, rental, service, and maintenance of new and used Caterpillar commercial equipment and related parts in South Africa and other African countries. The principal business of BOT is the supply of products and services to the mining industry in southern Africa.

      Since Astrata SA does not own a majority voting interest in BOT and does not otherwise have a controlling financial interest therein, we account for Astrata SA's investment in BOT using the equity method of accounting. BOT has a September 30 fiscal year end.

      Effective October 1, 2005, Barloworld and we agreed to dissolve BOT. All subsequent BOT-related operations were transferred to an entity owned by Barloworld. The employees who had previously worked for BOT and who had been our employees were transferred to the new Barloworld entity and all BOT assets were transferred to such entity. The evaluation of such assets will be determined as a result of an audit of BOT. Our loan account to BOT has been settled in full by funding provided by Barloworld, and management believes that we will have no further obligations to and will derive no further economic benefits from Barloworld in respect of BOT's assets.

SureTrack Acquisition and Separation Agreement

      In January 2005, Astrata SA closed the purchase of SureTrack, a satellite-based tracking and communications enterprise, whose technology facilitates cross-border fleet management services, particularly in remote areas. In November 2005, the former owner of SureTrack, Nanini 209 CC, or Nanini, and we agreed to partially unwind the acquisition. The principal terms and conditions of the separation agreement are outlined below.

      We have agreed (1) to waive our claim against Nanini for approximately R580,000 (about $88,000 as of November 4, 2005) relating to uncollectible trade accounts receivable sold to Astrata by Nanini and (2) to transfer to Nanini all of the rights to the Satellit Assisted Machine Management System ("SAMMS") software acquired in the original transaction, along with the associated customer relationship asset. We will retain the Global Telemetry Monitoring System software along with the telematics business, including the related customer base.

      Nanini and its sole stockholder, William B. McKenzie, have agreed to (1) waive their claim to the remaining R2 million cash portion of the purchase price, which approximated $391,000 at February 28, 2005 (and was otherwise due in equal installments in January 2006 and January 2007), (2) return approximately 160,000 shares of our common stock issued in connection with the original transaction, (3) not use the "SureTrack" name in conducting any future business, and (4) execute a one year non-compete agreement in favor of us.

      The Company accounted for the separation transaction in a manner that will restore both parties to the position that would have existed if the SAMMS business had not been sold in the original acquisition. Accordingly, the Company recorded a debit to accounts payable of approximately $213,000 to reduce the liability owed to William B. McKenzie (approximately R1.4 million), reduced the deferred tax liability in an amount approximating 30% of the unamortized balance of the customer relationship asset recorded in connection with the SureTrack acquisition, a debit to treasury stock of approximately $484,000 which represents the return of approximately 160,000 shares of the Company's common stock issued in the original transaction, a credit to other intangible assets of approximately $136,000 (representing the unamortized balance of the SAMMS customer relationship asset), and a credit to goodwill of approximately $601,000.

      The Company did not recognize a gain in accounting for the SureTrack separation agreement. Thus, the adjustment of goodwill noted in the preceding paragraph includes the effect of the Company having returned to Nanini an estimated 30% of the SureTrack business in exchange for a proportionately larger reduction of the total purchase price in the original transaction.

LoJack Corporation Teaming Agreement

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

      If a contract is awarded during the initial one-year term of the teaming agreement, the Company will be responsible for the design and customization of software to analyze available information in order to assess the risk associated with transporting hazardous materials. This will be similar to the system currently operating for the Singapore Civil Defense Force which amongst other facets includes driver verification and reporting unauthorized route deviations.

Acquisition of Minority Interest in Majority-Owned Subsidiary

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

New Zealand Joint Venture

      In January 2006, Astrata (Asia Pacific) Pte Ltd ("Astrata AP"), a wholly-owned subsidiary of the Company, entered into an Joint Venture Agreement with Xterne Limited ("Xterne"), a New Zealand company. The agreement established that Astrata AP would transfer 49% of the shares capital of Astrata (New Zealand) Limited ("ANZ") to Xterne. The principal business of ANZ will be the sale of Astrata's telematics products, and related maintenance and support of networks used with products sold.

      ANZ's capitalization principally consists of (i) NZ$200,000 payable by Xterne in installments and (ii) a contribution of inventory (consisting of the aforementioned products) by Astrata AP. Any working capital requirements will be provided by debt financing based on the ownership interests. The owners of ANZ will have equal Board representation, and Xterne is entitled to 60% of any distributions. The day-to-day business affairs of ANZ will be managed by a representative of Xterne who have the right to appoint the Managing Director.

Principal Suppliers

      Until June 19, 2006 (see note 15 to the consolidated financial statements included elsewhere herein), we were a distributor in sub-Saharan Africa for Trimble Navigation Limited's line of products and Trimble represents our largest single supplier. Our Trimble (Geomatics) products generated approximately 55% and 57% of our revenue in fiscal 2006 and 2005 respectively, and are principally comprised of (i) land surveying equipment; (ii) optics; (iii) laser scanning;
(iv)mapping and geographic information systems (MGIS) equipment; (v) construction related instruments with machine control; and (vi) water management and precision farming instruments.

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

      Company management believes that technological feasibility is not established until a beta version of the product exists. Historically, costs incurred during the period from when a beta version is available until general release have not been material. Accordingly, we have not capitalized any software development costs. Research and development costs were approximately $1.9 million and $1.3 million for the years ended February 28, 2006 and February 28, 2005, respectively.

Employees

      We currently have 187 employees in addition to four consultants. Our employees are not represented by labor unions or collective bargaining agreements. We believe that our labor relations are good.

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

Risks Related to Our Business and Our Marketplace

We may not be able to secure the additional funding necessary to meet our liquidity and future funding requirements

      The consolidated financial statements included elsewhere herein have been prepared assuming we will continue in our present form, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. For the year ended February 28, 2006, we had a net loss of approximately $14.9 million and negative cash flow from operating activities of approximately $3.6 million. In addition, we had a working capital deficit of approximately $11.6 million and an accumulated deficit of approximately $22.2 million as of February 28, 2006.

      In order for us to fund our operations and continue our business plan, substantial additional funding will be required from external sources. Management currently intends to fund operations through a combination of equity, lines of credit, and debt facilities. There can be no assurance that we will be able to secure financing on acceptable terms beyond the $3.7 million of net proceeds received during fiscal 2006 (plus the additional $0.6 million of net proceeds to be received from the October 2006 debt financing transaction described elsewhere herein). In addition, in July 2005 management revised our business plan and thereby reduced our cash requirements by using alternate channels to access telematics markets in selected geographic locations. Subsequently in February 2006 management further revised our business plan to focus on the more developed markets in Europe, South East Asia and North America. This will eliminate the South African Selling, General and Administrative expenses which, in 2005 / 2006, amounted to $5.8 million or 40% of total Selling, General and Administrative expenses. The associated headcount reductions will exceed 120 members of staff, a reduction of over 60%. While such revisions will yield immediate improvements in short-term profitability and cash flow, this may be achieved at the cost of a reduction in our future growth rate and profitability, if any.

Our Current Financial Condition has Raised Substantial Doubt Regarding the Company's Ability to Continue as a Going Concern

      The independent auditor's report on our fiscal 2006 consolidated financial statements included elsewhere herein contains an explanation that our financial statements have been prepared assuming that we will continue as a going concern. Factors such as those described in the preceding risk factor raise substantial doubt about our ability to continue as a going concern. Management has reduced operating costs significantly through a series of actions, and is presently negotiating certain financing alternatives. Notwithstanding management's undertakings to continue to reduce costs and raise debt and/or equity funds in future transactions, we cannot assure you that management's efforts will lead us to profitability; nor can we provide any assurance that we can continue raising funds on acceptable terms. The consolidated financial statements included elsewhere herein do not include any adjustments that might result from the outcome of these uncertainties. The ability of the Company to continue operating as a going concern will depend on our ability to raise working capital, further streamline our operations, and increase revenues. Failure in any of these efforts may materially and adversely affect our ability to continue as a going concern.

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

We have limited experience in the geographic areas into which we expect to expand for our future operations

      We have operations in Europe and Southeast Asia, and propose to expand into the Middle East and the United States. The business plan is largely based on the accumulated knowledge of management who do not have a limited depth of knowledge in these expansion areas.

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

Our success depends on our ability to protect the proprietary and confidential aspects of our technology

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

      Since our technology is new, prospective customers may require a longer evaluation process prior to purchasing or making a decision to include our product in their vehicles or containers. Some prospective customers may require a test installation of a customized system before making a purchase decision, which could be costly and time consuming for us. Each industry that we serve may have entirely different requirements, which can diminish our ability to fine tune a marketing approach. Consequently, a backlog of orders could place a significant strain on our financial and other resources. At the same time, the failure by us to build a backlog of orders in the future would have a material adverse effect on our financial condition

We may experience difficulty in maintaining and expanding sales channels

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

      As some of our sales and purchase transactions are denominated in currencies other than the South African Rand, Astrata SA is exposed to foreign currency risk. Astrata SA purchases forward foreign exchange contracts to cover certain product - purchase transactions denominated in U.S. dollars.

      Throughout fiscal 2006, the U.S. Dollar continued to weaken against several major currencies in which we do business, adversely impacting our financial results. The weaker U.S. Dollar negatively impacts our operating income due to significant manufacturing, distribution, research and development, and selling expenses incurred outside of the United States, while the weaker U.S. Dollar positively impacts our revenues generated in foreign currencies, primarily the South African Rand.

      From March 1, 2006 to July 13, 2006, the South African Rand weakened against the U.S. dollar by approximately 7.5%.

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

Our operations are dependent on a limited number of suppliers

      Until June 19, 2006 (see note 15 to the consolidated financial statements included elsewhere herein), we were a distributor in sub-Saharan Africa for products manufactured by Trimble Navigation Limited or "Trimble". As such, Trimble is our largest single supplier during the two year period ending February 28, 2006. Thus if our relationship with Trimble should deteriorate, or our distribution agreements with Trimble expire without being renewed, our business, results of operations and/or financial condition would be adversely affected to a material extent if we were unable to promptly locate alternative suppliers on substantially similar terms. Any significant delay in doing so could disrupt our manufacturing activities, impair our ability to maintain or expand our customer base, and/or have an adverse effect on our competitive position in the markets that we serve.

Risks Related to Owning Our Securities

Since first trading on December 16, 2004, our common stock has traded only in limited volumes and is expected to experience significant price and volume volatility in the future which substantially increases the risk of loss to persons owning our common stock

      There was no public market for our common stock prior to December 16, 2004. At best, only a limited market has developed and is expected to continue to develop in the foreseeable future for our common stock. Because of the limited trading market for our common stock, and the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and/or because the price for our common stock may suffer greater declines because of its price volatility.

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

      o     Any significant acts of terrorism against the United States; and

      o     Our currently limited public float.

      Our common stock has traded as low as $0.81 and as high as $7.70 during the December 2004 through February 2006 period. In addition to volatility associated with Bulletin Board securities in general, the markets for high technology stocks have experienced extreme volatility that has often been unrelated to the operating performance of the particular companies. These broad market fluctuations may adversely affect the trading price of our common shares.

The issuance of shares of common stock could result in a change of control.

      Our Articles of Incorporation authorizes the issuance of 40,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001. Our board of directors has the authority to issue additional shares up to the authorized capital stated in the articles of incorporation. We are presently negotiating a potential equity financing transaction pursuant to which we would issue a maximum of 5.0 million shares in Astrata Group Incorporated. Additionally, if this transaction is consummated, management is considering a "re-set" to $2.00 per share of (i) the exercise price for all outstanding warrants and options whose current exercise price is greater than $2.00 per share, and (ii) the conversion price for all outstanding convertible debt whose current conversion price is greater than $2.00 per share; all other terms of such equity instruments and debt agreements would remain unchanged. To date, we have not entered into a definitive agreement and there is no assurance that this proposed transaction will be consummated, however, should we enter into the proposed transaction or a transaction on similar terms, the issuance of any such shares may result in a reduction of the proportionate ownership and voting power of all other stockholders and may result in a change of control of our corporation.

Conversion of convertible notes issued to certain of our investors could negatively impact our share price.

      On October 7, 2005 we agreed to issued convertible notes in the aggregate principal amount of $2,170,000. To date $ 1,488,000 of these notes have been issued. The number of shares issuable upon conversion of the convertible notes is based on a price of not less than $0.78. Based upon an exercise price of $0.78, upon conversion, holders of the convertible notes would be entitled to receive 2,782,050 shares of our common stock, representing 18% of our then-issued and outstanding common stock. Conversion of the convertible notes may have a dilutive impact on our stockholders. As a result, our income (loss) per common share could decrease (increase) in future periods and the market price of our common stock could decline.

Future sales of our common stock could depress our stock price

      We have registered as part of this registration statement shares representing 69.0% of our issued and outstanding common stock as of February 28, 2006 and 47.1% assuming issuance of all currently unissued shares included in this Prospectus. If any of our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. In addition, such sales could create the perception in the public of difficulties or problems with our software products and services. As a result, these stock sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

We are obligated to register for re-sale a material number of our shares of common stock, which is expensive and which re-sales could negatively affect the price of our common stock

      Pursuant to certain previously granted registration rights, the Company expects to file the sixth amendment of its registration statement with the SEC shortly after the date of this Annual Report. The registration statement will register for resale approximately 2,887,000 shares of our common stock and approximately 5,865,000 shares underlying outstanding warrants that we have granted and convertible debt that we have incurred. Subject to maintaining the effectiveness of such registration statement, all such shares (if issued) may be sold in the public market at any time. Compliance with these registration rights will involve substantial time and expense to the Company. Any substantial sales in the public market of shares pursuant to the registration statement could negatively impact the market price of the common stock.

A significant number of shares of our common stock became eligible for sale in the public markets in August 2005, which could negatively affect the price of our common stock

      In addition to the shares of our common stock that we are obligated to register for resale by the holders into the public markets, commencing in August 2005; an additional 6,873,000 shares of our common stock, which constitute "restricted securities," may be sold into the public markets in compliance with an exemption from the registration requirements of the Securities Act provided by Rule 144. Rule 144 generally provides that beneficial owners of shares who have held such shares for one year may, within a three-month period, sell a number of shares not exceeding one percent of our total outstanding shares. Any substantial sales in the public market of restricted securities under Rule 144 or otherwise could negatively impact the market price of the common stock.

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

Our common stock may be subject to penny stock rules, which make it more difficult for our stockholders to sell their common stock

      Our common stock is subject to certain rules and regulations relating to "penny stocks" (generally defined as any equity security that is not quoted on the NASDAQ Stock Market and that has a price less than $5.00 per share, subject to certain exemptions). Broker-dealers who sell penny stocks are subject to certain "sales practice requirements" for sales in certain non-exempt transactions (i.e., sales to persons other than established customers and institutional "accredited investors"), which include, among certain other restrictions, the delivery of a standardized risk disclosure document relating to the penny stock market, a uniform two day waiting period following delivery of such disclosure document and receipt of a signed and dated acknowledgement of receipt of such disclosure document before such transaction may be effected, and monthly statements disclosing recent bid and offer quotations for the penny stock held in the account. If the broker-dealer is the sole market maker, the broker-dealer must disclose this, as well as the broker-dealers presumed control over the market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. For as long as our securities are subject to the rules on penny stocks, the liquidity of our common stock could be significantly limited. This lack of liquidity may also make it more difficult for us to raise capital in the future.

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

Because a limited number of stockholders together beneficially own approximately 47% of our voting stock, the voting power of other stockholders may be limited

      Our directors, officers and greater than 5% stockholders own, as of February 28, 2006, approximately 43% of our outstanding common stock and assuming issuance of all currently unissued shares underlying convertible debt, options and warrants 46.5% held by such directors, officers and stockholders. Accordingly, these holders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that might be beneficial to our other stockholders, could delay or prevent an acquisition, and/or could cause the market price of our stock to decline. Some of these persons may have interests different than yours. For example, they could be more interested than our other stockholders in selling us to an acquirer or in pursuing alternative strategies.

      As a Nevada corporation, our directors, officers and greater than 5% stockholders are subject to certain fiduciary duties and obligations to us and our stockholders, which are governed by the corporation law of the State of Nevada. Beyond the duties and obligations provided under the corporation law of the State of Nevada, however, our directors, officers and greater than 5% stockholders are not subject to any third party agreement or obligation, nor have we implemented any procedure, for resolving actual or perceived conflicts of interest between such directors, officers and stockholders and our other stockholders.

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

      o     Brunei: Kuala Belait, approximately 3,000 square feet

      o     Malaysia: Kuala Lumpur, approximately 1,500 square feet

      o Singapore: Suntec Tower One, Singapore, approximately 4,700 square feet

      o     South Africa: Stellenbosch, approximately 8,400 square feet

      o     South Africa: Centurion, approximately 16,800 square feet

      The facility in London, England was released on May 12, 2006 and the Centurion, South African facilities were divested with the Geomatics business in South Africa on June 1, 2006. We expect the Stellenbosch facilities to be released in the second quarter of 2006 / 2007.

      We believe that the remaining facilities are sufficient for our operating purposes for the foreseeable future.

Item 3: Legal Proceedings

      A current stockholder has claimed that the Company is in breach of contract. The damages claimed is approximately $300,000. The Company believes the majority of these claims lack merit.

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

Item 4: Submission of Matters to a Vote of Security Holders

      The Company did not submit matters to a vote of security holders during the year ended February 28, 2006.

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

                                      Bid
                                 -------------
                                  High    Low
                                 -----   -----
Year ending February 28, 2007:
  First Quarter                   $2.45   $1.20
  Second Quarter (1)               1.80    0.81
Year ending February 28, 2006:
  First Quarter                    7.65    3.50
  Second Quarter                   4.45    1.17
  Third Quarter                    1.60    0.81
  Fourth Quarter                   2.60    0.81
Year ended February 28, 2005:
  Fourth Quarter(2)                7.70    5.00

(1)   Through July 10, 2006.

(2) Quotation of our common stock commenced on the OTC Bulletin Board in December 2004.

      On July 10, 2006, the last sales price of our common stock was $1.30.

Penny Stock Rules

      The Securities and Exchange Commission (or the "SEC") has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or traded on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction (by a person other than an established customer or an "accredited investor") in a penny stock, among certain other restrictions, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation. In addition, the penny stock rules require a uniform two day waiting period following delivery of the standardized risk disclosure document and receipt of a signed and dated acknowledgement of receipt of such disclosure document before the penny stock transaction may be completed.

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

Holders of Our Common Stock

      As of July 10, 2006, there were approximately 480 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

      The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933, as amended (the "Securities Act"), during the year ended February 28, 2006 that were not previously disclosed in one of our periodic reports during the year.

      In June 2004 and in connection with our predecessor-in-interest's, Cetalon Corporation, petition for relief under Chapter 11 of the Bankruptcy Code, we issued (i) approximately 6,275,000 post-reorganization common shares to the shareholders of Cadogan, and (ii) 1,800,000 post-reorganization common shares to the stockholders of Optron Technologies in exchange for 100% ownership of those two entities. We issued an additional 156,000 post-reorganization shares of common stock to the Cetalon Corporation Liquidating Trust for distribution pursuant to the terms of Cetalon's Plan of Reorganization (62,400 shares for pro rata distribution to Class Two creditors, and 93,600 shares for other creditors and Trust expenses). We also issued 609,000 post-reorganization shares of common stock in satisfaction of approximately $520,000 of bankruptcy administration fees. Lastly, we issued an additional 1,560,000 post-reorganization shares of common stock in satisfaction of approximately $53,000 of administrative-claim notes payable and accrued interest.

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

      In December 2004, we entered into a series of agreements, pursuant to which we sold 151,428 units of our securities at $5.25 per unit, or an aggregate of $841,247 in net proceeds. Each unit consisted of one share of common stock and one two-year warrant to purchase one share of common stock at an exercise price of $5.00. The warrants vested and became fully exercisable on their issuance dates. We also provided certain "piggy-back" registration rights for the shares and the shares underlying the warrants for a period not to exceed three years, and agreed to file a re-sale registration statement with the SEC covering the registrable securities on or before June 2005. We are not subject to any contractual penalties if such registration statement is not filed timely or declared effective by the SEC by any specific date. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to accredited investors.

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

      In December 2004, we issued 24,100 shares of our common stock to approximately 190 employees in exchange for services rendered. Such shares were valued at $120,500 (estimated to be the fair value based on the trading price on the issuance date). With the exception of one employee and his family member designees and two minor designees of a second employee of ours, none of the persons was a "U.S. person" (as defined in Rule 902 of Regulation S), and each of the issuances constituted an "offshore transaction" (as defined in Rule 902 of Regulation S). The per-share value of the common stock was $5.00 recorded as compensation expense in the amount of $120,500. The transactions described in this paragraph constituted exempt offerings under Regulation S or Section 4(2) of the Securities Act.

      In January 2005, we issued 150,000 shares of our common stock to three newly appointed, non-management directors in connection with their appointment as directors. The per-share value of the common stock was $5.00 for an aggregate amount of $750,000. The shares will be earned over a two-year period and are being recorded as compensation expense over such period. We have recognized $62,500 in the year ended February 28, 2005 and recorded the balance of $352,875 as deferred compensation. The transactions described in this paragraph constituted an exempt offering under Rule 506 of Regulation D to accredited investors.

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

      In February 2005, we entered into a series of short-term convertible notes, pursuant to which we borrowed an aggregate of $1,500,000. Principal and accrued interest (at the rate of nine percent per annum) was repaid in April 2005. In connection with obtaining the loans, we issued an aggregate of 15,000 shares of our common stock to the lenders. In February 2005, we also sold and issued 150,000 five-year warrants for the purchase of an equivalent number of shares of common stock. The exercise price of each warrant was $5.00, subject to certain anti-dilution provisions. The warrants vested and became fully exercisable on their issue dates. The values assigned to the shares and warrants represent finance charges and will be expensed over the term of the short-term loan. The values for the shares or common stock and the warrants were estimated separately, with the 15,000 shares being valued at $6.375 per share and the 150,000 warrants being valued using an option-pricing model at $196,000. The Company also provided certain "piggy-back" registration rights for the shares underlying the notes, for the issued shares, and for the shares underlying the warrants for a period not to exceed five years and agreed to file a registration statement with the SEC covering the registrable securities on or before June 2005. The Company is not subject to any contractual penalties in the event that any such registration statement is not filed timely or not declared effective by the SEC by any specific date. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to accredited investors.

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

      In April 2005, the Company entered into a series of agreements, pursuant to which it sold 950,142 units of its securities at $3.50 per unit, or an aggregate of $2,869,353 in net proceeds. Each unit consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $3.50. The warrants vested and became fully exercisable on their issuance dates. The Company also provided certain "piggy-back" registration rights for the shares and the shares underlying the warrants for a period not to exceed five years and agreed to file a re-sale registration statement with the SEC covering the registrable securities on or before June 2005. The Company is subject to certain contractual penalties in the event that such registration statement is not declared effective by the SEC by the date specified in the related agreement. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to accredited investors.

      In May 2005, the Company entered into a series of agreements, pursuant to which it sold 92,964 units of its securities at $3.50 per unit, or an aggregate of $281,010 in net proceeds. Each unit consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $3.50. The warrants vested and became fully exercisable on their issuance dates. The Company also provided certain "piggy-back" registration rights for the shares and the shares underlying the warrants for a period not to exceed five years and agreed to file a re-sale registration statement with the SEC covering the registrable securities on or before June 2005. The Company is subject to certain contractual penalties in the event that such registration statement is not declared effective by the SEC by the date specified in the related agreement. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to accredited investors.

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

      On October 7, 2005 we completed a private placement transaction, exempt under Rule 506 of Regulation D of the Securities Act, with four accredited investors for the sale of (i) secured convertible notes in the aggregate principal amount of $2,170,000 convertible into 2,782,050 shares of our common stock, and (ii) warrants to purchase up to 700,000 shares of common stock with an exercise price of $3.00 per share for an aggregate subscription amount of $1,750,000. The aforementioned notes payable, have a maturity dates of October 2008 and November 2008, are convertible into shares of the Company's common stock at any time at the holder's option at a price of not less than $0.78 per share.

      On October 7, 2005, we received $700,000 of the purchase price and we released notes in the principal amount of $868,000 and warrants to acquire up to 280,000 shares of common stock. On November 22, 2005, upon the filing of a pre-effective amendment to the Registration Statement, of which this Prospectus forms a part, we received an additional $500,000 of the purchase price and we released additional notes in the principal amount of $620,000 and warrants to acquire up to an additional 200,000 shares of common stock. When the Registration Statement, of which this Prospectus forms a part is declared effective by the SEC, we will receive the remaining $550,000 of the purchase price (which is presently in an escrow account) and we will release additional notes in the principal amount of $682,000 and warrants to acquire up to an additional 220,000 shares of common stock.

      Additionally, in connection with this private placement, we issued warrants to purchase 93,500 shares of our common stock with a per share exercise price of $1.50 to H.C. Wainwright & Co., Inc. for its services as placement agent in the private placement.

      Finally, as a condition to the closing of the October 2005 Private Placement, Trevor Venter, acting through the Retnev Trust for which Mr. Venter is the sole trustee, Martin Euler, Anthony Harrison, and Alexander Borthwick, acting through the Wick Trust for which Mr. Borthwick is the sole trustee, each pledged 225,000 shares of common stock currently owned by such person or trust to the investors under the October 2005 Private Placement as security for our obligations thereunder.

      In January 2006, the Company issued 154,200 shares of its common stock to convert a liability for services provided by consultants. Such shares were valued at $115,650 (estimated to be the fair value based on the trading price on the issuance date with a 15% discount from the market price). The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

      In January 2006, the Company issued 109,599 shares of its common stock to convert a liability for services provided by consultants. Such shares were valued at $94,255 (estimated to be the fair value based on the trading price on the issuance date). The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

      In February 2006, the Company issued 25,000 shares of its common stock in exchange for services provided by consultants. Such shares were valued at $46,251 (estimated to be the fair value based on the trading price on the issuance date with a 15% discount from the market price). Such amount was recorded as compensation expense and included in selling, general and administrative in the accompanying condensed consolidated statements of operations. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act of 1933, as amended.

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

      On October 7, 2005, the Company's Board of Directors approved granting 600,000 stock options to certain employees. These stock options have an exercise price of $1.30 per share (the trading price on the grant date), expire five years from the issuance date, and vest monthly over a three-year period.

Item 6: Management's Discussion and Analysis

Forward-Looking Statements

      Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended or the "Exchange Act". Actual results may differ materially from those included in the forward-looking statements. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "anticipate," "estimate," "project," "prospects," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally in the United States of America and the other countries in which we operate, legislative/regulatory changes, the political climate in the foreign countries in which we operate, the availability of capital, interest rates, competition, and changes in generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on any such statements. Further information concerning us and our business; including additional factors that could materially affect our financial results, are included herein and in our other filings with the SEC.

Company Overview and Recent Trends

Company Overview

Strategic Direction

      Astrata's core objective is to be a major service provider and supplier in the Telematics market sector.

      Throughout 2005 / 2006 this objective was further refined with increased emphasis being placed on the Homeland Security and Business to Business sectors where the demand for complex integrated solutions is driving market growth in North America, Europe and South East Asia.

Structural Adjustments

      During the year Astrata's internal operating structures were refined throughout all regions to clearly distinguish its activities into "Telematics" or "Geomatics".

      Subsequently during the last quarter of 2005 / 2006 a number of core structural changes were agreed to further the Strategic Direction.

      These included decisions to:

      o     Withdraw from Geomatics and focus exclusively on Telematics

      o Restructure research and development operationally by increased outsourcing and geographically by transferring this function to the USA and South East Asia.

      o     Outsource all manufacturing activities

      o Withdraw from the South African telematics market where the primary demand related to "stolen vehicle recovery" as opposed to the more demanding and complex integrated solutions.

      In combination these decisions also allowed Astrata to make further significant headcount and overhead savings by eliminating the South African Selling, General and Administrative expenses which, in 2005 / 2006, amounted to $5.8 million or 40% of total Selling, General and Administrative expenses. The associated headcount reductions will exceed 120 members of staff, a reduction of over 60%.

Operational Considerations

      Astrata's Telematics operations were strengthened during the year by the addition of a number of key distribution partners in Europe (North Security; Motive Geeks) and an increased presence in South East Asia based primarily on the successful delivery of the previously announced Hazmat Tracking Project to the Singapore Civil Defense Force (SCDF).

      In South Africa our agreement with Barloworld to jointly own and operate Barloworld Optron Technologies (Pty) Ltd ("BOT") was terminated in September 2005 with Barloworld acquiring the assets and the business.

      In November 2005 Astrata South Africa (Pty) Ltd entered into an agreement with Nanini 209CC and Brian McKenzie to amend the acquisition of SureTrack whereby Astrata waived various claims against Nanini 209 CC and disposed of a portion of the business to Nanini in exchange for the cancellation of all deferred purchase consideration and the return of all stock that had been issued in connection with the acquisition.

      In line with the structural changes detailed above during the first quarter of 2006 /2007 Astrata entered into a number of agreements to dispose of its South African operations. The effective date for these transactions is June 1, 2006. South African based operations that were not sold by this date were closed.

Major Orders

      In June 2006 Astrata announced the award of an order valued at (euro)13.45 Million (US$17.1 Million) from AST Europe Group AB for the delivery of 50,000 telematics units along with the associated software. The company expects this order to be delivered during 2006 / 2007.

      In our press release dated January 2006 we stated that "Several large homeland security projects are under negotiation, none of which has been included in our current revenue estimate. Award of any of these projects should significantly enhance fiscal 2007 results".

      These orders remain under active negotiation but, due to the size and complexity of homeland security projects, require significant levels of overhead investment in advance of project award. For clarity there is no guarantee of successful final award but, as stated earlier the award of any of these projects should significantly enhance the 2006 /2007 results.

Results of Operations for the Year Ended February 28, 2006 Compared to February 28, 2005

Revenues

      Net sales were approximately $14.8 million for the twelve months ended February 28, 2006; an increase of approximately $0.1 million compared to the twelve months ended February 28, 2005 of approximately $14.7 million. Of the approximately $0.1 million increase in revenues, approximately ($0.8) million is related to decrease in demand in traditional geomatics products. Approximately $0.9 million was related to increasing telematics business principally in South East Asia $1.7 million, Europe $0.4 million with a decline in Africa of ($1.2) million.

Margins

      Gross profit decreased approximately $1.4 million to approximately $4.4 million for the twelve months ended February 28, 2006 compared to the twelve months ended February 28, 2005 of approximately $5.8 million. Total gross profit as a percentage of revenue decreased from approximately 40% to 30%. Geomatics margins decreased from approximately 36% to 31%, while telematics margins decreased from approximately 49% to 27%. Geomatics margins are affected by the proportion of product sold to customers in the construction and agriculture industries, which realizes approximately 3% lower margins than survey and mapping products. Our telematics business with traditional non-recurring original equipment manufacturer or OEM and sub-contract manufacturing has been impacted by our moving to a service-based business model. While OEM profits are generated immediately upon sale, service-based profits are generated over the term of the contract. Thus, service-based sale transactions will result in reduced profits in the earlier part of the contract; however, profits will be generated in the future over the life of the contract. In connection with the roll out of our service model in the year ending February 28, 2006, the telematics business suffered higher than forecast communications costs which could not be passed to our customers.

Operating Expenses

      Selling general and administrative expenses for the year ended February 28, 2006 were approximately $13.4 million, an increase of approximately $2.0 million compared to the year ended February 28, 2005 of approximately $11.4 million. For the year ended February 28, 2006, approximately $5.3 million relates to South Africa; approximately $1.9 million relates to South East Asia; approximately $3.0 million relates to Europe; and approximately $3.2 million relates to the United States. In South East Asia (including Singapore, Malaysia, Brunei and Indonesia) overheads increased by $0.5 million and in Europe by $1.1 million. The majority of these expenses are specifically related to staffing, facilities and travel. Administrative expenses primarily include marketing, salaries, facilities and travel expenses. Overheads increased by $1 million in South African operations totalling $5.3 million directly related to the South African operations, covering selling, general and administrative expenses. Corporate overhead of approximately $3.2 million includes public company expenses of approximately $1.5 million, investor relations and investment banker service expenses of approximately $0.6 million and administrative expenses of approximately $1.1 million. Public company expenses include audit expenses, legal fees, director's fees.

Research and Development

Research and development expenses increased by approximately $0.6 million to approximately $1.9 million for the year ended February 2006, from approximately $1.3 million for the year ended February 2005. This is due to the expansion of our hardware and software development staff and acceleration of the development of Geo-Location Platform or "GLP" derivatives.

Operating Loss

      Our operating loss for the year ended February 28, 2006 was approximately $13.5 million, an increase of approximately $6.6 million over the prior year. This increase primarily reflects the full year effect of businesses in South East Asia and Europe; together with business expansion in South Africa.

Certain Non-Operating Items

      See "Foreign Currency Exchange Rate Risk" below for discussion of unrealized loss on foreign exchange contracts.

Net Results of Operations

      We reported a net loss of approximately $14.9 million or $1.22 per common share for the year ended February 28, 2006 compared to a net loss of approximately $7.3 million or $0.83 per common share per common share for the year ended February 28, 2005.

Liquidity and Capital Resources

      Total assets decreased by $7,386,168 from $14,331,007 as of February 28, 2005 to $6,944,839 as of February 28, 2006. The decrease is due to the decrease in cash of $844,532; a decrease in accounts receivable of $713,906; a decrease in inventory of $2,051,238 related largely to reduced manufacturing and assembly inventory in connection with our GLP products; decreased deferred finance charges of $129,004; a decrease in other assets of $17,527; a decrease in property and equipment, net of $333,180; decreased advances to affiliates of $316,979; and a decrease in intangible assets and goodwill of $3,024,654 related principally to impairment charges relating to our decision to withdraw from South Africa, offset by an increase in income taxes receivable of $44,852.

      Total liabilities increased by $3,530,305 from $12,973,278 as of February 28, 2005 to $16,503,583 as of February 28, 2006. The increase is due to an increase in trade and accrued payables of $3,872,054; an increase in debentures of $1,488,000, an increase in notes payable and advances from stockholders of $837,174; an increase in warrant liability of $730,596 and interest payable of $462,161; an increase of 30,673 long term debt and line of credit of 7,855; offset by a repayment of the bridge loan of $1,369,125; a decrease of $542,824 in a subsidiary's redeemable preferred stock; a decrease of $394,058 in deferred tax liabilities and taxes payable of $204,523; a decrease of 66,333 in foreign exchange valuation; and a decrease in debt issued discounts of $1,324,471.

      In fiscal 2006, we increased our borrowings in order to finance (i) the development of infrastructure related to the expansion into the European and South East Asia markets; (ii) expansion of staff to support the marketing of our telematics products; and (iii) increased research and development capabilities.

      Our operating activities used approximately $3.6 million in cash in fiscal 2006. Our net loss of $14.9 million was the primary component of our negative operating cash flow offset by certain non-cash expenses such as impairment charges, the issuance of equity instruments for services, forgivness of debt on redeemable preferred stock in subsidiary and depreciation and amortization in the total amount of approximately $5.3 million; and an increase in trade payables of approximately $3.9 million; and a decrease in inventories of approximately $2.1 million.

      At February 28, 2006, the Company had negative working capital of approximately $11.5 million. The primary reason for the working capital deficit is the increase in trade accounts payables, and a decrease in inventories.

      Our operating activities used approximately $3.6 million in cash in fiscal 2006. Our net loss of $14.9 million was the primary component of our negative operating cash flow offset by certain non cash expenses such as impairment charges, the issuance of equity instruments for services, forgiveness of debt on redeemable preferred stock in subsidiary and depreciation and amortization in the total amount of approximately $4.8 million; and an increase in trade payables and accrued liabilities of approximately $5.6 million and a decrease in inventories of approximately $0.7 million and a decrease in accounts receivable of $0.2.

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

      During the year ended February 28, 2006, the Company relied on lines of credit and other loans to fund its operations in fiscal 2006. In order for the Company to finance operations and continue its growth plan, substantial additional funding will be required from external sources. Management plans on funding operations through a combination of equity capital, lines of credit. Management is currently in negotiations with certain strategic investors, who have expressed an interest in making investments in the Company. In addition, in July 2005 management revised the Company's business plan and thereby reduced its cash requirements by using alternate channels to access Telematics markets in selected geographic locations. Subsequently in February 2006 management further revised our business plan to focus on the more developed markets in Europe, South East Asia and North America. While such revisions will yield immediate improvements in short-term profitability and cash flow, this may be achieved at the cost of a reduction in our future growth rate and profitability, if any.

Liquidity and Going Concern Considerations

      The accompanying consolidated financial statements have been prepared assuming we will continue in our present form, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. For the year ended February 28, 2006, we had a net loss of approximately $14.9 million and negative cash flow from operating activities of approximately $3.6 million. In addition, we had a working capital deficit of approximately $11.5 million as of February 28, 2006.

      As disclosed in its Form 8-K filings, the Company implemented a revised business model in July 2005 when management executed agreements with distributors in Denmark and Italy. In February 2006, management further revised our business plan to focus on the more developed markets in Europe, South East Asia and North America.

      As disclosed in to 10Q-SB for the quarter ending November 30, 2005, in the last quarter of 2005 / 2006, the company was in negotiations a series of loan transactions. These transactions were based upon the continued retention of the geomatics business in South Africa. As our core strategic direction was to focus on the telematics market in Europe, South East Asia and North America rather than the geomatics market the company entered into separate discussions regarding the sale of the geomatics business. The sale of this business, which is announced as a subsequent event in this 10K-SB, and the winding down of our remaining South African operations will yield annual savings of approximately $5.8 million, or 41% of the company's annual Selling General and administrative expenses with an associated headcount reduction of over 120 members of staff, a company-wide reduction of over 60%. The company is now in separate discussions for an equity raise to replace the loan transaction mentioned above. Until these discussions have further matured, their success (if any) cannot be reliably determined.

      Because of the matters discussed in the preceding paragraphs, the Company's independent public accountants have included a going concern paragraph in their audit report on our February 28, 2006 consolidated financial statements. The going concern paragraph states that there is substantial doubt about the Company's ability to continue as a going concern. Such financial statements have been prepared assuming that the Company will continue as a going concern (based upon management's plans discussed herein) which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the aforementioned financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

      A summary of the Company's annual contractual obligations and commercial commitments as of February 28, 2006 is approximately as follows (see Notes 4, 7, 9 and 11 to our fiscal 2006 consolidated financial statements included elsewhere herein for additional information):

Fiscal 2007   0.7 million
Fiscal 2008   0.6 million

      The Company's capital requirements depend on numerous factors, including the rate of market acceptance of the Company's products and services, the Company's ability to service its customers, the ability to maintain and expand our customer base, the level of resources required to expand the Company's marketing and sales organization, research and development activities and other factors. As more fully explained elsewhere herein, management presently believes that cash generated from operations, combined with the Company's current credit facilities and the debt and/or equity financing proposals now under consideration, will be sufficient to meet the Company's anticipated liquidity requirements through February 2007.

      Management is projecting growth in telematics sales during fiscal 2007 and has already announced a single order in this sector value at (euro)13.5 million (US$17.0 million). Additional major contracts are under negotiation but at this time there can be no assurances regarding the ultimate success of these negotiations.

      In order for us to fund our operations and continue this growth plan, substantial additional funding will be required from external sources. Management currently intends to fund operations through a combination of equity, lines of credit. Management is in discussion with certain investors, who had expressed an interest in making investments in the Company. These discussions are ongoing; however, there can be no assurance of the outcome of these negotiations.

Off Balance Sheet Arrangements

      As of February 28, 2006, there were no off balance sheet arrangements. Please refer to the Commitment and Contingency footnote (Note 11 to our fiscal 2005 consolidated financial statements included elsewhere herein) for additional information.

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

Foreign Currency Exchange Rate Risk

      The operation of our subsidiaries in international markets results in exposure to fluctuations in foreign currency exchange rates. The potential of volatile foreign currency exchange rate fluctuations in the future could have a significant effect on our results of operations. We purchase forward foreign exchange contracts to cover certain product purchase transactions denominated in U.S. dollars.

      Our principal foreign currency involved is the South African Rand. We translate all assets and liabilities at period-end exchange rates and income and expense accounts at average rates during the period. The U.S. Dollar strengthened against the Rand by approximately 5.5% for the year ended February 28, 2006. The U.S. Dollar strengthened by 1.3% on average which increases both our revenue and costs as compared to previous periods. In fiscal 2006, we also had transactions denominated in the British Pound, the Singapore Dollar, the Malaysian Ringgit, and the Brunei Dollar.

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

      As of February 28, 2006, management determined that as a result of the decision to exit the South African market certain long-lived assets were impaired. Accordingly the carrying values of the long-lived assets so affecting have been reduced. There can be no assurance that market conditions will not change or demand for our services and products will continue which could result in further impairment of long-lived assets in the future.

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

      The principal effect of SFAS No. 142 on our accompanying consolidated financial statements is that the goodwill described in Note 5 to the accompanying consolidated financial statements is not required to be amortized.

Revenue Recognition

General

      Except as described in "Contract Accounting" below, the Company's revenues are recorded in accordance with the Securities and Exchange Commission's (the "SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

Sales as a Distributor

      In the Geomatics segment (South Africa), the Company principally served as a distributor of products provided by a single domestic vendor.

      Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents (and customer acceptance criteria, when applicable) are used to verify delivery. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction, and whether the sales price is subject to refund or adjustment. The Company assesses collectibility based primarily on the credit worthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history.

      The Company's orders are generally shipped free-on-board destination, which means that such orders are not recognized as revenue until the product is delivered and title has transferred to the buyer. Free-on-board destination also means that the Company bears all costs and risks of loss or damage to the goods prior to their delivery.

Contract Accounting

      The Company accounted for the government contract described in Note 11 under AICPA Statement of Position ("SOP") 81-1 using the percentage-of-completion method. Product delivery and installation were separate deliverables under the terms of the contract, and the related revenue was not recognized until the necessary activities have been completed. Under SOP 81-1 accounting, the stage of completion is estimated by whichever of the following methods is considered most indicative of the physical completion under the circumstances of the specific transaction: a survey of the work performed, services completed as a percentage of total services required by the agreement, or costs incurred to date as a percentage of management's most recent estimate of total costs to be incurred under the related contract or other agreement.

      Amounts which are billable under the terms of a contract may not reflect earned revenue under this accounting policy. Thus, invoiced amounts that have not been earned are reported as a liability in the Company's consolidated balance sheet.

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

Other Matters

      Revenue from distributors and resellers is recognized upon delivery, assuming that all other criteria for revenue recognition have been met. Distributors and resellers do not have the right of return.

      Customer incentive bonuses and other consideration received or receivable directly from a vendor for which the Company acts as a reseller are accounted for as a reduction in the price of the vendor's products or services. When such incentive is pursuant to a binding arrangement, the amount received or receivable is deferred and amortized on a systematic basis over the life of the arrangement.

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

      The first phase, which is only designed to identify potential impairment, requires a comparison of a reporting unit's carrying amount (including goodwill) with its estimated fair value. For this purpose, the traditional marketplace definition of fair value applies. If the reporting unit's estimated fair value exceeds its carrying amount, the related goodwill is considered not impaired; under these circumstances, the second step of the impairment test described in the following paragraph is unnecessary.

      In order to measure an impairment loss, the carrying amount of the reporting unit's goodwill is compared to its "implied fair value." An entity is required to estimate the implied fair value of its goodwill by allocating the reporting unit's total fair value to all of its assets (including unrecognized intangible assets) and liabilities as if (1) the reporting unit had been acquired in a business combination and (2) the reporting unit's fair value were the purchase price. The excess of the reporting unit's fair value over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill. We apply step one of the goodwill evaluation process as described in the following paragraph.

      To estimate the fair value of a group of net assets (such as a reporting unit) as a whole, a five-year discounted cash flow analysis is developed based on available historical data, and management's current projections of future-year revenues. As of a given testing date, these projections may assume annual revenue growth at a level or declining rate during the forecast period, with modest growth thereafter. Management expects revenue growth during the five-year forecast period. However, for the fiscal 2006 impairment test, management's projections assumed zero revenue growth after fiscal 2006 during the forecast period.

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

      As of February 2006, management believed that the fiscal 2006 budgets for the Company's South African subsidiaries were based on reasonable and current information, and were achievable. The preparation of such budgets, which were used in testing goodwill for impairment as of February 28, 2006, was not completed until May 2006. Astrata Systems' expenses and external revenues for the year ended February 28, 2006 were below budget. Astrata South Africa's ("Astrata SA") expenses exceeded budget for the aforementioned period, but their revenues were un-favorable as compared to the budget.

      For reasons discussed above, we believe that the significant assumptions underlying the costs included in the February 2005 version of the fiscal 2006 budgets for Astrata Systems and Astrata SA were generally consistent with expenses incurred in fiscal 2005 and full-year expenses expected for fiscal 2006, which costs in turn were based in part on forecasted revenue.

      Based on the evaluation process summarized in the preceding paragraphs, it was determined that the reporting units' estimated fair value was below their carrying amounts. Thus, step two of the goodwill impairment test was required by GAAP.

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

      Customer relationship assets are tested for impairment whenever events or changes in circumstances suggest that their carrying amount may not be recoverable. Examples of such trigger events include a significant adverse change in the manner in which a long-lived asset is being used and a current period operating loss or negative operating cash flow. We generally apply the impairment testing required by SFAS No. 144 as summarized below.

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

      In fiscal 2005, only about 25% of Astrata Systems ("Systems") revenue was derived from our internal sales transactions with our other subsidiaries. However, as budgeted for fiscal 2006 and thereafter, substantially all of Systems' revenue is expected to result from internal sales. Nevertheless, the Systems cash flow projection developed for impairment testing purposes includes only sales to third-party customers -- thus eliminating the need to prepare second-tier forecasts of product re-sales by the purchasing subsidiaries. Systems estimated its revenue from customer relationships during the forecast period on a specific customer-by-customer basis. Because of this factor and the migration of Systems to primarily an R&D operation, revenues from acquisition-date customers are sometimes projected to increase in a given future year but not necessarily for the forecast period as a whole.

      With the determination by the Company to withdraw from Africa, all intangible assets which cannot be sold became impaired immediately with no further revenue stream to support such assets.

Property and Equipment

      When applicable factors suggest that the carrying amount of our property and equipment may not be recoverable, management reviews such assets for impairment using the methodology of SFAS No. 144. Approximately 80% of our property and equipment at February 28, 2005 was purchased during the year then ended, with almost 60% of the year-end total having been acquired during the third quarter. Most of these assets were purchased by or for our subsidiaries outside of South Africa. In general, these subsidiaries have either only recently commenced their planned principal operations, or had not done so as of February 28, 2005. Thus, from an impairment testing standpoint at the asset group/reporting unit level, the fact that these recently formed subsidiaries incurred an operating loss and/or experienced negative cash flow from operations (if any) in fiscal 2006 does not necessarily indicate that an event or change in circumstances that would trigger the requirement to test such assets for recoverability has occurred. For the reasons explained above, management concluded that there were not any events or changes in circumstances during fiscal 2006 or 2005 that indicated that the carrying amount of our property and equipment may not be recoverable.

      However, with the determination by the Company to withdraw from Africa, all property and equipment which cannot be sold becomes impaired immediately with no further revenue stream in support of the property and equipment.

Recently Issued Accounting Pronouncements

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

      In December 2004, the FASB issued SFAS No. 123-R, "Share-Based Payment," which requires that the compensation costs relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost must be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123-R replaces SFAS No. 123, and supersedes APB Opinion No. 25. Small Business Insurers are required to apply SFAS No. 123-R in the first interim reporting period that begins after December 15, 2005. Thus, the Company's consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after February 28, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

      Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Item 7: Financial Statements

Index to Consolidated Financial Statements:

      Audited Financial Statements:

            F-1   Report of Independent Registered Public Accounting Firm

            F-2 Consolidated Balance Sheet as of February 28, 2006 and February 28, 2005

            F-3   Consolidated Statements of Operations and Comprehensive Income
                  (Loss) for the years ended February 28, 2006 and February 28, 2005

            F-4 Consolidated Statements of Stockholders' Equity for years ended February 28, 2006 and February 29, 2005

            F-5 Consolidated Statements of Cash Flows for the years ended February 28, 2006 and February 29, 2005

            F-7   Notes to Consolidated Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Astrata Group Incorporated and Subsidiaries

      We have audited the accompanying consolidated balance sheet of Astrata Group Incorporated and Subsidiaries (collectively the "Company") as of February 28, 2006, and the related consolidated statements of operations and comprehensive (loss), stockholders' equity (deficit) and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astrata Group Incorporated and Subsidiaries as of February 28, 2006, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

      As more fully explained in Note 16, the accompanying fiscal 2005 statements of operations and cash flows have been restated. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company had negative working capital of approximately $11.5 million at February 28, 2006, a net loss of $14.9 million for the year then ended, negative operating cash flow in fiscal 2006 of $3.6 million, and a stockholders' deficit of $9.6 million as of February 28, 2006. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The aforementioned financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ SQUAR, MILNER, REEHL & WILLIAMSON, LLP

July 13, 2006
Newport Beach, California

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                FEBRUARY 28, 2006

                          ASSETS
Current assets:
  Cash and cash equivalents                                        $    436,532
  Trade and other receivables, net                                    1,894,873
  Inventories                                                         1,939,728
  Deferred financing costs, net                                          98,146
  Income taxes receivable                                                44,852
  Other assets                                                          229,990
                                                                   ------------
Total current assets                                                  4,644,121
Property and equipment, net                                             978,192
Intangible assets, net                                                  497,213
Goodwill                                                                776,621
Investment in and advances to affiliate                                  48,692
                                                                   ------------
Total assets                                                       $  6,944,839
                                                                   ============
          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued liabilities                         $  8,217,316
  Salaries and benefits payable to officers and directors             1,158,360
  Salaries and benefits payable to others                               904,843
  Warrants liabilities                                                  730,596
  Interest payable                                                      462,161
  Lines of credit                                                     1,162,904
  Notes payable to stockholders                                       2,259,518
  Advances from stockholders                                            655,487
  Current portion of redeemable preferred stock                         475,691
  Current portion of long-term liabilities                               73,901
                                                                   ------------
Total current liabilities                                            16,100,777
Debenture                                                               163,529
Deferred tax liability                                                  159,615
Long-term liabilities                                                    79,662
                                                                   ------------
Total liabilities                                                    16,503,583
                                                                   ------------
Minority interest                                                        40,114
Commitments and contingencies
Stockholders' deficit:
  Preferred stock, $0.0001 par value, 10,000,000 shares
    authorized, none issued or outstanding                                   --
  Common stock, $0.0001 par value, 40,000,000 shares
    authorized, 12,646,995 issued and outstanding                         1,264
  Additional paid-in capital, net                                    12,958,231
  Deferred compensation cost, net                                      (352,875)
  Accumulated deficit                                               (22,275,984)
  Accumulated other comprehensive income                                 70,506
                                                                   ------------
Total stockholders' deficit                                          (9,598,858)
                                                                   ------------
Total liabilities and stockholders' decifit                        $  6,944,839
                                                                   ============

    The accompanying notes are an integral part of the consolidated financial statements.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 FOR THE YEARS ENDED FEBRUARY 28, 2006 AND 2005

                                                                               2005
                                                               2006       (As Restated)
                                                           ------------   -------------
Net sales                                                  $ 14,786,762    $14,677,230
Cost of goods sold                                            9,305,714      8,885,885
Write-down of inventory to estimated net relizable value      1,066,366             --
                                                           ------------    -----------
Gross profit                                                  4,414,682      5,791,345
Selling, general and administrative expenses                 13,434,693     11,427,291
Research and development                                      1,888,476      1,255,361
Loss on sale of assets                                          599,056             --
Impairment losses                                             2,067,780             --
                                                           ------------    -----------
Operating (loss)                                            (13,575,323)    (6,891,307)
                                                           ------------    -----------
Other income (expense):
  Interest expense                                           (2,654,723)      (536,850)
  Forgiveness of debt                                           744,362             --
  Other income                                                  205,185        110,132
                                                           ------------    -----------
Total other (expense)                                        (1,705,176)      (426,718)
                                                           ------------    -----------
(Loss) before (benefit) provision for income taxes and
  minority interest                                         (15,280,499)    (7,318,025)
Income tax (benefit) provision                                 (378,498)        38,010
                                                           ------------    -----------
(Loss) before minority interest and equity in net
  earnings of affiliates                                    (14,902,001)    (7,356,035)
Minority interest                                                (2,024)        (3,749)
Equity in net earnings of affiliates                            (44,138)        48,324
                                                           ------------    -----------
Net (loss)                                                 $(14,948,163)   $(7,311,460)
                                                           ============    ===========
Other comprehensive (loss) and
its components consist of the following:
  Net (loss)                                               $(14,948,163)   $(7,311,460)
  Foreign currency translation adjustment, net of tax          (312,260)      (127,805)
                                                           ------------    -----------
Other comprehensive (loss)                                 $(15,260,423)   $(7,439,265)
                                                           ============    ===========
Loss per common share:
  Basic                                                    $      (1.22)   $     (0.83)
  Diluted                                                  $      (1.22)   $     (0.83)
Weighted average common shares outstanding:
  Basic                                                      12,219,028      8,774,980
                                                           ============    ===========
  Diluted                                                    12,219,028      8,774,980
                                                           ============    ===========

    The accompanying notes are an integral part of the consolidated financial statements.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                   FOR YEARS ENDED FEBRUARY 28, 2006 AND 2005


                                                                                                        Accumulated
                                        Common Stock        Additional     Deferred                        Other
                                   ---------------------     Paid-in     Compensation    Accumulated   Comprehensive
                                      Shares      Amount     Capital       Cost, net       Deficit         Income          Total
                                   -----------   -------   -----------   ------------   ------------   -------------   -------------
Balance, February 29, 2004               5,000   $ 5,000   $ 2,000,000     $      --    $    (16,361)    $ 510,571     $  2,499,210
Effect of change in par value
  related to reverse merger             (5,000)   (5,000)           --            --              --            --           (5,000)
Issuance of common stock in
  exchange for subsidiary stock      8,075,000       808     2,007,330            --              --            --        2,008,138
Issuance of common stock in
  connection with reverse merger     2,325,000       232       519,505            --              --            --          519,737
Issuance of common stock for
  services rendered                    226,600        22     1,132,978      (750,000)             --            --          383,000
Issuance of common stock in
  private placements                   367,148        37     1,894,990            --              --            --        1,895,027
Issuance of common stock in
  connection with bridge loan           15,000         2        95,623            --              --            --           95,625
Issuance of common stock in
  connection with acquisitions         220,138        22       783,776            --              --            --          783,798
Estimated fair value of
  warrants issued in connection
  with debt financing                       --        --       335,000            --              --            --          335,000
Amortization of deferred
  compensation cost                         --        --            --        62,500              --            --           62,500
Net loss                                    --        --            --            --      (7,311,460)           --       (7,311,460)
Foreign currency translation
  adjustment, net of tax                    --        --            --            --              --      (127,805)        (127,805)
                                   -----------   -------   -----------     ---------    ------------     ---------     ------------
Balance, February 28, 2005          11,228,886     1,123     8,769,202      (687,500)     (7,327,821)      382,766        1,137,770
Issuance of common stock in
  connection with private
  placements                         1,055,606       105     2,909,570                                                    2,909,675
Issuance of common stock for
  services rendered                    522,701        52       583,307       (51,000)                                       532,359
Estimated fair value of warrants
  issued in connection with debt
  financing                                                    406,934                                                      406,934
Beneficial conversion feature
  related to debt financing                                    773,000                                                      773,000
Cancellation of common stock in
  connection with an acquisition      (160,198)      (16)     (483,782)                                                    (483,798)
Amortization of deferred
  compensation cost                                                          385,625                                        385,625
Net loss                                                                                 (14,948,163)                   (14,948,163)
Foreign currency translation
  adjustment, net of tax                                                                                  (312,260)        (312,260)
                                   -----------   -------   -----------     ---------    ------------     ---------     ------------
Balance, February 28, 2006          12,646,995   $ 1,264   $12,958,231     $(352,875)   $(22,275,984)    $  70,506     $ (9,598,858)
                                   ===========   =======   ===========     =========    ============     =========     ============

    The accompanying notes are an integral part of the consolidated financial statements.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR YEARS ENDED FEBRUARY 28, 2006 AND 2005

                                                                  2006             2005
CASH FLOW FROM OPERATING ACTIVITIES:                                          (As Restated)
                                                             -------------    -------------
     Net (loss)                                              $ (14,948,163)   $  (7,311,460)
     Adjustments to reconcile net (loss) to
     net cash used in operating activities:
         Loss and (Gain) on sale of assets                         599,056          (20,845)
         Forgiveness of debt                                      (744,362)              --
         Depreciation and amortization                             955,807          641,820
         Impairment of assets                                    3,068,545               --
         Deferred compensation                                     436,625               --
         Deferred finance costs and debt discount                  598,000               --
         Issuance of stock and warrants for services               393,833        1,368,987
         Issuance of stock for reverse merger                           --          850,294
         Equity in net earnings of affiliate                       (44,138)         (48,324)
         Minority interest                                          (2,024)           3,749
         Deferred income taxes                                    (353,184)         (53,327)
         Unrealized foreign exchange loss                          (51,615)          76,641
     Changes in operating assets and liabilities:
         Accounts receivable                                       179,054          327,462
         Inventories                                               704,071       (2,331,389)
         Other assets                                              141,978         (444,593)
         Deferred tax liability                                     44,852          122,000
         Taxes payable                                            (204,523)              --
         Accounts payable and accrued liabilities                5,628,266        2,636,072
                                                             -------------    -------------
Net cash used in operating activities                           (3,597,922)      (4,182,913)
                                                             -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                           (753,642)      (1,130,846)
     Proceeds from sale of assets                                   30,730               --
     Purchase of subsidiary                                             --         (318,861)
     Investment in affiliates                                      147,935         (317,347)
     Cash of acquired company                                           --          678,608
                                                             -------------    -------------
Net cash (used in) investing activities                           (574,977)      (1,088,446)
                                                             -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long term liabilities                            94,323          153,152
     Proceeds from notes payable to stockholders                   224,468        2,035,050
     Proceeds from advance by stockholder                          733,996           42,202
     Proceeds from bridge loan, net of debt issue discount              --        1,500,000
     Proceeds from debenture                                     1,200,000               --
     Proceeds from lines of credit, net                             65,516        1,155,049
     Proceeds from issuance of common stock                      2,909,779        1,895,027
     Repayments of bridge loan                                  (1,500,000)              --
     Repayments of advance by stockholder                         (118,980)              --
     Repayments of long term liabilities                           (70,961)         (35,707)
     Redemption of preferred stock                                      --         (380,785)
                                                             -------------    -------------
Net cash provided by financing activities                        3,538,141        6,363,988
                                                             -------------    -------------
Effect of foreign currency on
     cash and cash equivalents                                    (209,774)         (75,632)
Net increase in cash and cash equivalents                         (844,532)       1,016,997
Cash and cash equivalents at beginning of period                 1,281,064          264,067
                                                             -------------    -------------
Cash and cash equivalents at end of period                   $     436,532    $   1,281,064
                                                             =============    =============

   The accompanying notes are an integral part of the consolidated financial statements

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                   FOR YEARS ENDED FEBRUARY 28, 2006 AND 2005

(Continued)                                                       2006            2005
                                                             -------------    -------------
Supplemental disclosure of cash flow information
Cash paid for:
     Interest                                                $      66,335   $      53,830
                                                             -------------   =============
     Income taxes                                            $          --   $     156,892
                                                             =============   =============

Supplemental Disclosure of Non-Cash Activities:

Optron Technologies:
     Purchase price in common stock                          $          --   $   1,048,844
     Assets excluding cash                                              --        (739,132)
     Liabilities                                                        --         193,802
     Minority interest                                                  --         175,094
                                                             -------------   -------------
         Cash of acquired company                            $          --   $     678,608
                                                             =============   =============

Suretrack:
     Purchase price                                          $          --   $   1,190,000
     Issuance of common stock                                           --        (483,798)
     Assets                                                             --      (1,763,593)
     Liabilities                                                        --         738,530
                                                             -------------   -------------
         Cash used in purchase of subsidiary                 $          --   $    (318,861)
                                                             =============   =============

Geotrax:
     Purchase price in common stock                          $          --   $     300,000
     Assets                                                             --        (300,000)
                                                             -------------   -------------
                                                             $          --   $          --
                                                             =============   =============

     See accompanying notes for noncash investing and financing activities.

    The accompanying notes are an integral part of the consolidated financial statements.

1. ORGANIZATION AND NATURE OF OPERATIONS

Organization

      Astrata Group Incorporated and its subsidiaries were formed as a result of the transactions summarized below.

      Under the terms of a plan of reorganization confirmed by the Bankruptcy Court (the "Plan") and effective on June 8, 2004 (the "Effective Date"), on August 2, 2004 Cetalon Corporation ("Cetalon") combined with (i) Cadogan Investments Limited ("Cadogan"), a London based company that owns Astrata South Africa (Pty) Ltd. ("Astrata SA"); and (ii) Optron Technologies, Inc. ("Optron Technologies"), a Nevada corporation (collectively, the "Merger Transaction"). The subsidiaries of Optron Technologies are located in Singapore, Malaysia, Brunei, and England. As of August 2, 2004, Optron Technologies was merged into Cetalon and the subsidiaries of Optron Technologies became subsidiaries of Cetalon.

      In June 2004, the Company (as defined below in "Reverse Merger Accounting") issued (i) approximately 6,275,000 post-Effective Date common shares to the shareholders of Cadogan, and (ii) 1,800,000 post-Effective Date common shares to the stockholders of Optron Technologies in exchange for 100% ownership of those two entities. The Company issued an additional 156,000 post-Effective Date shares of common stock to a trust for distribution pursuant to the terms of the Plan (62,400 shares for pro rata distribution to Class Two creditors, and 93,600 shares for other creditors and trust expenses.). The Company also issued 609,000 post-Effective Date shares of common stock in satisfaction of approximately $520,000 of bankruptcy administration fees. Lastly, the Company issued an additional 1,560,000 post-Effective Date shares of common stock in satisfaction of approximately $53,000 of administrative-claim notes payable and accrued interest.

      The shares issued through the bankruptcy proceedings for services rendered principally related to bankruptcy administrative expenses, and to satisfy other liabilities incurred by Cetalon. The transactions described in the preceding sentence were measured by exchange ratios that resulted from arm's-length negotiations among unrelated parties during the bankruptcy proceedings. The form and substance of such transactions were effectively mandated by the Bankruptcy Court, through their inclusion in the Plan. Therefore, management concluded that the amounts established by these parties represented estimated fair value, and the expenses and the issuances of common stock were recorded on that basis.

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

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

      When we issued our common stock to acquire Optron, the Company was a newly formed group of entities. Our common stock was not quoted on the Over-The-Counter ("OTC") Bulletin Board until mid-December 2004, and none of the Company's common stock had been recently issued in any arm's-length transactions prior to the Merger Transaction. For those reasons, management concluded that in early August 2004 the fair value of the Company's common stock was not determinable within reasonable limits. Thus, we measured the transaction based on the estimated fair value of the net assets received. Since the vast majority of Optron's assets at July 31, 2004 were monetary in nature (cash, and advances to recently formed foreign subsidiaries), management concluded that the historical carrying value of Optron's net assets on the acquisition date was a reasonable approximation of their fair value. The Company did not record any intangible assets in accounting for the acquisition of Optron Technologies.

Nature of Operations

      We operate in the telematics and geomatics sectors of the Global Positioning System ("GPS") industry. Our expertise is focused on advanced location-based IT products and services that combine positioning, wireless communications, and information technologies. We provide advanced positioning products, as well as monitoring and airtime services to commercial and governmental entities in a number of markets including homeland security, public safety, transportation, surveying, utility, construction, mining, and agriculture. We manufacture proprietary products, and were (until June 19, 2006) a distributor of certain Trimble Navigation Limited products. We lease facilities which accommodate the assembly, testing, and research and development personnel.

      Examples of our products and services include surveying instrumentation using GPS and other augmenting technologies, such as wireless communication and lasers; fleet management for specialized machines, such as guidance for earth-moving equipment; positioning and IT technology for remote asset management and associated telematics products, field data collection equipment, and products and airtime communications services for high volume track and trace applications.

      Positioning technologies employed by us include GPS, laser, optical and inertial navigation systems. Communication techniques employed by us include Global System for Mobile Telecommunication ("GSM") cellular and satellite communications.

Telematics

      Telematics comprises the remote monitoring of assets in real-time (including tracking and tracing) whereby location, time and sensor status are communicated. These products are deployed into diverse markets including homeland security, public safety, transportation services and construction.

      Telematics products often focus on people and assets in hostile and demanding environments such as monitoring the movement of hazardous materials for homeland security purposes. This segment also addresses the market for fleet management, workforce management, remote asset management and tracking, and emergency services by providing hardware for GPS information and data collection, as well as the software needed to access and analyze the data through the Internet. Our products combine positioning, wireless, and information technology and add measurable value to location-based information. We offer airtime to communicate data from the vehicle or field location to the customer's data center or provide access over the Internet to the data and application software. This allows critical real-time performance and monitoring data to be accessed and analyzed by supervisory, maintenance, or financial users and make real-time decisions for productivity improvement, cost reductions, safety improvement, or other critical decisions to be fed to the field.

Geomatics

      Geomatics incorporates high precision surveying/positioning instruments which are required for surveying and construction professionals, the mining industry, government agencies, utility companies and municipalities.

      We incorporated GPS positioning and critical performance and monitoring information from field equipment and personnel into earth moving, mining, and construction machines to lower costs, boost productivity, increase profits, and improve remote site management and operational control. Products in this segment automate certain functions in such machines and apply to the initial survey, earthmoving, and building phase of construction.

      See Note 15 for additional information regarding the Company's operations in the geomatics segment.

Currency Controls in South Africa and Other Matters

      Since some of the Company's sales and purchase transactions are denominated in currencies other than the South African Rand, the Company is exposed to foreign currency exchange rate risk. Astrata SA purchases forward foreign exchange contracts to cover certain product - purchase transactions denominated in U.S. dollars. These derivative financial instruments, which do not qualify for hedge accounting (see the "Derivative Instruments and Hedging Activities" section of Note 2), are not material to the Consolidated financial statements.

      Under the currency controls of the Republic of South Africa, certain overseas remittances are subject to advance review and approval by the Central Banking Authorities. Advance review and approval from the South African Reserve Bank is required for certain remittances to and from companies that are domiciled in South Africa. Generally, such approval is delegated by the Reserve Bank to the commercial banks operating in that country. While our ability to transfer funds from our South African companies to the U.S. parent or to subsidiaries outside of South Africa is subject to advance approval, all past transactions between these entities have received prior approval; management does not believe that there is any reason such approval would be withheld for future transactions.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

Liquidity and Going Concern Considerations

      The accompanying consolidated financial statements have been prepared assuming we will continue in our present form. For the year ended February 28, 2006, we had a net loss of approximately $14.9 million and negative cash flow from operating activities of approximately $3.6 million. In addition, we had a working capital deficit of approximately $11.5 million and a stockholders' deficit of $9.6 million as of February 28, 2006.

      As disclosed in its Form 8-K filings, the Company implemented a revised business model in July 2005 when management executed agreements with distributors in Denmark and Italy. In February 2006, management further revised our business plan to focus on the more developed markets in Europe, South East Asia and North America.

      As disclosed in its Form 10-QSB for the quarter ended November 30, 2005, in the last quarter of fiscal 2006 the Company was negotiating a series of loan transactions. These transactions were based upon retaining the geomatics business in South Africa. As our core strategic direction is now to focus on the telematics market in Europe, South East Asia and North America rather than the geomatics market, the Company entered into separate discussions regarding the sale of the geomatics business. The sale of this business and the winding down of our remaining South African operations (see Note 15) will yield estimated annual savings of approximately $5.8 million, or 41% of the Company's annual selling general and administrative expenses with an associated headcount reduction of about 120 staff, a Company-wide reduction of over 60%. The Company is now in separate discussions for an equity raise to replace the potential loan transactions mentioned above. Until these discussions have further matured, their success (if any) cannot be reliably determined.

      Because of the matters discussed in the preceding paragraphs, the Company's independent public accountants have included a going concern paragraph in their audit report on our February 28, 2006 consolidated financial statements. The going concern paragraph states that there is substantial doubt about the Company's ability to continue as a going concern. Such financial statements have been prepared assuming that the Company will continue as a going concern (based upon management's plans discussed herein) which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the aforementioned financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

      The Company's capital requirements depend on numerous factors, including the rate of market acceptance of the Company's telematics products and services, the Company's ability to service its customers, the ability to maintain and expand our customer base, the level of resources required to expand the Company's marketing and sales organization, research and development activities and other factors. Management presently believes that cash generated from operations, combined with the Company's current credit facilities and the debt and/or equity financing proposals now under consideration, will be sufficient to meet the Company's anticipated liquidity requirements through February 2007. In order for us to fund our operations and continue this growth plan, substantial additional funding will be required from external sources.

      Management is projecting growth in telematics sales during fiscal 2007 and has recently announced a single order in this sector valued at approximately $17 million (see Note 15). Other major sales contracts are under negotiation, but at this time there can be no assurance regarding the ultimate success of these negotiations.

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

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

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

Use of Estimates

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include current and deferred income taxes, the deferred tax asset valuation allowance, allowance for doubtful accounts, and realization of inventories and long-lived assets. Actual results could differ from these estimates.

Concentrations

      The financial instrument that potentially exposes the Company to a concentration of credit risk principally consists of cash. The Company deposits its cash with high credit financial institutions, principally in the Republic of South Africa. This country does not have any institutional depository insurance comparable to the United States, which insures bank balances up to $100,000. The Company had approximately $17,000 in U.S. bank accounts, which is covered by the Federal Deposit Insurance Corporation limit of $100,000.

      The Company does not require collateral from its customers, but performs ongoing credit evaluations of its customers' financial condition. Credit risk with respect to the accounts receivable is limited because of the large number of customers included in the Company's customer base and the geographic dispersion of those customers. The Company also performs periodic reviews of collectibility and provides an allowance for doubtful accounts receivable. Management considers the allowance for doubtful accounts receivable at February 28, 2006 of approximately $250,000 to be adequate.

Trade Accounts Receivable

The Company records trade accounts receivable ("AR") when its customers are invoiced for products delivered and/or services provided, or when contractual billing milestones have been reached. As explained below in this Note (see "Revenue Recognition"), the recording of AR does not necessarily result in immediate recognition of revenue.

Other accounting policies governing AR are as follows:

      o The accrual of interest (service charges) on overdue sales invoices is generally not material.

      o Trade accounts receivable are determined to be delinquent based on how recently payments have been received, the customer's long-term payment history, the Company's relationship with the customer, and similar factors.

      o Trade accounts receivable are written off as uncollectible based on management's judgment, considering various factors such as those noted above and the results of recent collection efforts.

Translation of Foreign Currencies

      The Company uses the U.S. dollar as its functional currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average rates prevailing during the periods presented. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," such adjustments are reported as a component of stockholders' equity (deficit).

Derivative Instruments and Hedging Activities

      The Company records all derivative financial instruments in its consolidated financial statements at estimated fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in the results of operations or in stockholders' equity (deficit) as a component of accumulated other comprehensive income (loss), depending on whether the derivative instrument qualifies for hedge accounting as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and related interpretations. Changes in the fair value of derivatives not qualifying for hedge accounting are included in the results of operations as they occur.

      The derivatives described in Note 7 do not qualify for hedge accounting; nor is there any intent to do so. Since the Company has not designated such derivatives as hedging instruments, management is not required to determine (or record) hedge effectiveness or ineffectiveness. See the "Accounting for Certain Elements of the October 2005 Debt Financing Transaction" section of Note 7 for additional information.

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

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

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

      Based on the combination of (a) the May 2006 closure and pending liquidation of Astrata Systems (Pty) Ltd. in South Africa (see Note 15), (b) the net realizable value indicated by certain post-February 28, 2006 sales transactions, and (c) the recent decision to transfer the research and development function to Europe/Asia along with the outsourcing of manufacturing, management has recorded an adjustment of approximately $1,066,366 in fiscal 2006 (see Note 3) to account for the excess of inventory cost over estimated net realizable value.

Property and Equipment

      Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the assets, which generally range between three and seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease term. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement, other disposition of property and equipment, or termination of a lease, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in results of operations.

      See Note 4 and the "Long-lived Assets" section of this Note for additional information.

Deferred Financing Costs

      Direct costs of securing debt financing are capitalized and amortized over the term of the related agreement using the straight-line method. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. During the years ended February 28, 2006 and 2005, the Company recorded approximately $98,000 and $139,000, respectively, of finance charges in relation to the unamortized portion of deferred financing costs for the debt that was refinanced which is included in the accompanying consolidated balance sheet (see Note 7).

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

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

      As of February 28, 2006, management determined that impairment indicators existed and therefore, adjustments have been made to the carrying values of certain long-lived assets. Asset carrying values have been reduced by approximately $2,050,000. This represents management's estimate (based on currently available information) of removing from service the long-lived assets directly related to the outsourcing of research and development and exiting from Africa.

      The impairment indicators referenced in the preceding paragraph are described in the "Closure of South African Operations and Related Events" section of Note 15. See Note 4 and the "Impairment" section of Note 5 for additional information.

Business Combinations

      SFAS No. 141, "Business Combinations," eliminated the pooling of interest method of accounting for business combinations, and requires that all business combinations be accounted for using the purchase method.

Revenue Recognition

General

      Except as described in "Contract Accounting" below, the Company's revenues are recorded in accordance with the Securities and Exchange Commission's (the "SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

Sales as a Distributor

      In the Geomatics segment (South Africa), the Company principally served as a distributor of products provided by a single domestic vendor.

      Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents (and customer acceptance criteria, when applicable) are used to verify delivery. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction, and whether the sales price is subject to refund or adjustment. The Company assesses collectibility based primarily on the credit worthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history.

      The Company's orders are generally shipped free-on-board destination, which means that such orders are not recognized as revenue until the product is delivered and title has transferred to the buyer. Free-on-board destination also means that the Company bears all costs and risks of loss or damage to the goods prior to their delivery.

Contract Accounting

      The Company accounted for the government contract described in Note 11 under AICPA Statement of Position ("SOP") 81-1 using the percentage-of-completion method. Product delivery and installation were separate deliverables under the terms of the contract, and the related revenue was not recognized until the necessary activities have been completed. Under SOP 81-1 accounting, the stage of completion is estimated by whichever of the following methods is considered most indicative of the physical completion under the circumstances of the specific transaction: a survey of the work performed, services completed as a percentage of total services required by the agreement, or costs incurred to date as a percentage of management's most recent estimate of total costs to be incurred under the related contract or other agreement.

      Amounts which are billable under the terms of a contract may not reflect earned revenue under this accounting policy. Thus, invoiced amounts that have not been earned are reported as a liability in the Company's consolidated balance sheet.

Other Matters

      Revenue from distributors and resellers is recognized upon delivery, assuming that all other criteria for revenue recognition have been met. Distributors and resellers do not have the right of return.

      Customer incentive bonuses and other consideration received or receivable directly from a vendor for which the Company acts as a reseller are accounted for as a reduction in the price of the vendor's products or services. When such incentive is pursuant to a binding arrangement, the amount received or receivable is deferred and amortized on a systematic basis over the life of the arrangement.

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

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

Advertising

      The Company expenses the cost of advertising when incurred. Advertising costs for the years ended February 28, 2006 and 2005 were immaterial to the consolidated financial statements.

Research and Development Costs

      Research and development costs relating to GPS positioning hardware and software systems including the GLP to be sold or otherwise marketed that are incurred before technological feasibility of the product has been established and after general release of the product to customers are expensed as incurred. The Company incurred approximately $1.9 million and $1.3 million of research and development expenses during the years ended February 28, 2006 and 2005, respectively.

      Management believes that technological feasibility is not established until a beta version of the software product exists. Historically, costs incurred during the period from when a beta version is available until general release to the public have not been material. Accordingly, the Company has not capitalized any computer software development costs.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

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

      Adoption of the accounting methodology of SFAS No. 123 is optional and the Company has elected to account for stock-based compensation issued to employees using APB No. 25; however, pro forma disclosures, as if the Company had adopted the cost recognition requirement of SFAS No. 123, are required to be presented. As a result of APB No. 25 accounting, the Company did not recognize any compensation expense for stock-based employee compensation awards in fiscal 2006 or fiscal 2005. For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS No. 123.

      Financial Accounting Standards Board ("FASB") Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25," clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a stock option plan qualifies as a non-compensatory plan,
(c) the accounting consequence of modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Management believes that the Company accounts for transactions involving stock compensation in accordance with FIN 44.

      SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123," provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At February 28, 2006, the Company had one stock-based employee compensation plan, which is described more fully in Note 8. The following table illustrates the effect on net loss and loss per common share for the year ended February 28, 2006 as if the Company had applied the fair value recognition provisions of SFAS No. 123 for its stock-based employee compensation plan.

Net (loss) as reported                       $(14,948,163)
Stock based compensation, net of tax           (1,159,136)
                                             ------------
Pro forma net (loss)                         $(16,107,299)
                                             ============

Basic and diluted (loss) per common share:
As reported                                  $      (1.22)
                                             ============
Pro forma                                    $      (1.32)
                                             ============

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

      The assumptions used in the Black Scholes option pricing model for the above table were as follows:

Risk-free interest rate    3.7%
Estimated volatility       133%
Expected life (years)        3
Expected dividend yield   ----

      The above pro forma effect of applying SFAS 123 is not necessarily representative of the impact on the results of operations for future years.

Basic and Diluted Loss per Common Share

      The Company computes loss per common share in accordance with SFAS No. 128 "Earnings per Share". Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants, were exercised or converted into common stock. Because the Company has incurred net losses, basic and diluted loss per common share are the same.

      The equity instruments (including the common stock underlying convertible debt) excluded from the fiscal 2006 diluted loss per common share computation because their effect would be anti-dilutive approximate 5.7 million shares. This includes approximately 1.5 million shares relating to the convertible debt described in the "Debt Financing Transaction" section of Note 7. The equity instruments excluded from the fiscal 2005 diluted loss per common share computation approximate 1.9 million shares.

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

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

      Although the pronouncement described in the following paragraph is not recent, management determined that its disclosure is appropriate because of the potential impact (which has not been estimated) on the Company's consolidated statements of operations for periods ended on and after May 31, 2006.

      In December 2004, the FASB issued SFAS No. 123-R, "Share-Based Payment," which requires that the compensation costs relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost must be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123-R replaces SFAS No. 123, and supersedes APB Opinion No. 25. Small Business Insurers are required to apply SFAS No. 123-R in the first interim reporting period that begins after December 15, 2005. Thus, the Company's consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after February 28, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

      Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force, or "EITF"), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. INVENTORY

      Inventories consisted of the following as of February 28, 2006:

                                             South Africa    Europe     Asia        Total
                                             ------------   -------   --------   -----------
Raw materials                                 $   390,127   $         $          $   390,128
Work in progress                                  333,146                            333,146
Finished goods                                  2,014,353    87,546    180,921     2,282,820
Provision for obsolescence, and adjustment
  to reduce inventory to estimated net
  realizable value*                            (1,066,366)       --         --    (1,066,366)
                                              -----------   -------   --------   -----------
    Totals                                    $ 1,671,260   $87,546   $180,921   $ 1,939,728
                                              ===========   =======   ========   ===========

* See the "Inventories" section of Note 2 for additional information.

4. PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following as of February 28, 2006:

Vehicles                                         $   190,375
Leasehold improvements                               123,984
Furniture and fittings                               412,511
Location based devices                               534,338
Equipment                                            273,887
Computer hardware                                    779,715
                                                 -----------
                                                   2,314,810
Less accumulated depreciation and amortization    (1,192,023)
Less impairment adjustment                          (144,595)
                                                 -----------
                                                 $   978,192
                                                 ===========

      The above impairment adjustment is based on the facts and circumstances referenced in the "Long-lived Assets" section of Note 2. Such adjustment relates to property and equipment reported in the telematics segment.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

      Depreciation and amortization expense related to property and equipment was approximately $571,000 and $317,000 for years ended February 28, 2006 and 2005, respectively.

      See Note 12 for additional information.

5. IMPAIRMENT AND BUSINESS COMBINATIONS

Impairment

      Based on certain events and transactions described in the "Closure of South African Operations and Related Events" section of Note 15, management concluded that the intangible assets recorded in connection with the acquisition of Astrata Systems (Pty) Limited and Suretrack (see below) were fully impaired as of February 28, 2006. Accordingly, the Company recorded an impairment loss in fiscal 2006 of approximately $1,923,000 as follows:

Goodwill                                         $ 1,111,000
Unamortized balance of customer
  relationship asset and completed technology        812,000
                                                 -----------

Total                                            $ 1,923,000
                                                 ===========

Astrata Systems (Pty) Limited ("Astrata Systems") operated exclusively in the Company's telematics segment.

Acquisition of Minority Interest in Subsidiary

      Prior to the transaction described in the following paragraph, the Company owned a 60% equity interest in Astrata Geotrax Sdn Bhd ("Geotrax"); thus, Geotrax has been a consolidated subsidiary of the Company since its acquisition.

      In February 2005, a wholly-owned subsidiary of the Company acquired the 40% minority interest in Geotrax (which is located in Selangor, Malaysia) from Geotrax Technologies Sdn Bhd (the "Seller") for a purchase price of $300,000 which was satisfied by issuing approximately 60,000 shares of the Company's restricted common stock. If Geotrax achieves certain annual performance milestones during the three-year period ending February 2008, the Seller will receive a maximum of $300,000 in additional Company common stock in annual increments during such period, based on an agreed-upon value of $5.01/share; however, Geotrax is currently a non-operating entity. The Company has allocated the purchase price to goodwill based on the underlying economics of the transaction.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

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

Goodwill

      A deferred tax liability of approximately $700,000, which increases the goodwill amount in the above table was recorded to account for the estimated tax effect of non-deductible amortization of identifiable intangible assets (other than purchased in-process research and development, which was expensed on a pre-tax basis at acquisition) acquired in the transactions. The deferred tax liability is relieved by reducing deferred income tax expense as the related assets are amortized for financial reporting purposes. Thus, the business combinations discussed in this Note (including Geotrax - see the preceding section hereof) resulted in recording total goodwill at acquisition of approximately $2,480,000.

      A summary of the February 28, 2006 balance of goodwill resulting from the business combinations described in this Note is presented below:

Date of Acquisition                    Acquiree                             Amount
-------------------  ------------------------------------------------    ----------------
December 2002        Astrata SA                                          $        143,477
November 2003        Astrata Systems (Pty) Ltd.                                   702,747
January 2005         Nanini 209 CC (Suretrack)                                    632,956
February 2005        Astrata Geotrax Sdn Bhd                                      300,000
                                                                         -----------------
                        Sub-total, exclusive of deferred tax liability          1,779,180

                     Impact of deferred tax liability                             702,100
                                                                         -----------------
                        Total goodwill at February 28, 2005                     2,481,280
                     Acquistion of Astrata Singapore
                        Minority Interest                                           7,745
                     Goodwill written off on Suretrack separation                (601,348)
                     Impairment adjustment                                     (1,111,056)
                                                                         -----------------

                        Goodwill at February 28, 2006                    $        776,618
                                                                         =================

      Goodwill is not deductible for income tax purposes under the tax laws of either the Republic of South Africa or the United States of America.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

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

Customer Relationship Assets

      He estimated fair value of the customer relationship assets is being amortized on a straight line basis over a weighted average life of approximately six years. The caption "intangible assets net" in the accompanying consolidated balance sheet includes customer relationships assets of approximately $ 472,000; net of accumulated amortization of $ 323,000 at February 28, 2006. Amortization expense relating to customer relationship assets approximated $393,000 and $ 300,000 in fiscal 2006 and 2005 respectively. Because of the June 2006 sale of the Company's geomatics operations (see Note 15) the annual amortization of the assets described in the proceeding sentence will be immaterial in fiscal 2007 and nil thereafter.

      For reasons explained below, management concluded that the straight-line method of amortization is appropriate for the Company's customer relationship assets ("CRA"), and that such method produces costs which reasonably correspond with the distribution of expected revenues in all material respects. The business combinations which resulted in recording those assets are individually discussed in the following paragraphs. Except where stated otherwise, such discussion speaks as of the acquisition dates (set forth in subsequent sections of this Note) and/or as of a date no later than approximately May 31, 2005. See the "Long-lived Assets" section of Note 2 and the "Sale of Geomatics Business in South Africa" and "Closure of South African Operations and Related Events" sections of Note 15 for additional information.

      Until June 19, 2006 (see the "Sale of Geomatics Business in South Africa" section of Note 15), Astrata SA was the sole distributor of Trimble products in South Africa, and the customers that purchased such products comprised the majority of that entity's CRA. Furthermore, a large number of Astrata SA's acquisition-date customers in South Africa are mining operations owned by major companies, public utilities, and government agencies. For the reasons discussed above, it is management's opinion that continued sales to such customers are very likely. In addition, the introduction of new products and applications by Trimble (which generally improves our ability to retain customers) has historically stimulated the volume of "upgrades" sold by Astrata SA to its existing customers. Since the timing of Trimble's new product offerings is not within our control, we cannot predict when we will earn the additional revenue. The matter described in the preceding sentence further argues in favor of the straight-line method of amortization.

      Astrata Systems maintains a relatively small but stable customer base. Management expects that profitability from Astrata Systems' CRA will continue for the indefinite future, but that straight-line amortization over a five-year estimated life will improve matching of such expense with the related revenue.

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

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

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

Nanini 209 CC

      In January 2005, a wholly-owned subsidiary of the Company consummated an agreement (as amended, the "Acquisition Agreement") to acquire certain assets of Nanini 209 CC ("SureTrack"). SureTrack's principal business in the telematics industry is the sale and rental of equipment and tracking software, along with providing airtime and associated services. The primary operating areas of SureTrack are South Africa and other sub-Saharan African countries. See "SureTrack Separation Agreement" below for additional information about the transaction described in this paragraph.

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

      The R2.0 million liability described above approximated $391,000 (based on the applicable exchange rate) at February 28, 2005.

      If the former sole stockholder of SureTrack (the "Stockholder") does not remain in the Company's employment until at least July 15, 2007, (a) the Company will be relieved of its liability for any portion of the purchase price then remaining unpaid and (b) the Stockholder will be required to forfeit any Company common stock that is then subject to the lock-up provision (see below) of the Acquisition Agreement.

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

      Based on the valuation methodologies described above, the purchase price was allocated to the acquired net assets of SureTrack as follows (the total below is rounded):

Accounts receivable, net      $  518,786
Property and equipment, net       43,039
Inventory and other assets        12,712
Customer relationships           556,100
Goodwill                         632,956
Less liabilities assumed        (573,593)
                              ----------
                              $1,190,000
                              ==========

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

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

Accounts receivable, net              $  242,896
Property and equipment, net               55,103
Inventory and other assets               413,504
Customer relationships                   865,288
Completed technologies                   109,998
In-process research and development      102,578
Goodwill                                 702,747
Less liabilities assumed                (492,114)
                                      ----------
                                      $2,000,000
                                      ==========
Consideration:
  Cash                                $  600,000
  Redeemable preferred stock           1,400,000
                                      ----------
                                      $2,000,000
                                      ==========

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

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

      At February 29, 2004, management reported the initial preferred shares as minority interest in the Company's consolidated balance sheet. Since then, the owners have redeemed the first annual increment of the preferred stock. Management considered this redemption in conducting its periodic re-evaluation of the preferred stock's balance sheet classification, and concluded that it was likely that the preferred stockholders would exercise their right to redeem the remaining shares. Thus, for accounting purposes the preferred stock is considered to be "mandatorily" redeemable at February 28, 2005, and accordingly was classified as a liability as of that date.

      Because of their resignation (effective February 28, 2006) as employees of the Company, the owners of the initial preferred shares described above forfeited preferred stock with a carrying value of approximately $443,000.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

Pro Forma Financial Information

      Certain pro forma financial information of the Company is presented below, based on the assumption that the SureTrack acquisition occurred at the beginning of the year ended February 28, 2005.

                                          Unaudited Consolidated
                                            Pro Forma Financial
                                              Information for
                                                Fiscal 2005
                                          (in thousands, except
                                             per share amount)
                                          ----------------------
Revenue                                          $15,870
Net (loss)                                        (6,925)
Basic and diluted loss per common share            (0.79)*

* As restated.

SureTrack Separation Agreement

      As explained above in this Note (see "Nanini 209 CC"), in January 2005 Astrata SA closed the purchase of SureTrack. In November 2005, the parties to this transaction agreed to partially unwind the acquisition. The principal terms and conditions of the separation agreement are outlined below.

      We have agreed (1) to waive our claim against the seller (Nanini 209 CC, or "Nanini") for approximately R580,000 (about $88,000 as of November 4, 2005) relating to uncollectible trade accounts receivable sold to Astrata by Nanini and (2) to transfer to Nanini all of the rights to the Satellite Assisted Machine Management System ("SAMMS") software acquired in the original transaction, along with the associated customer relationship asset. We retained the Global Telemetry Monitoring System software along with the telematics business, including the related customer base.

      Nanini and its sole stockholder, William B. McKenzie, have agreed to (1) waive their claim to the remaining R2 million cash portion of the purchase price, which approximated $391,000 at February 28, 2005 (and was otherwise due in equal installments in January 2006 and January 2007), (2) return approximately 160,000 shares of our common stock issued in connection with the original transaction, (3) not use the "SureTrack" name in conducting any future business, and (4) execute a one year non-compete agreement in favor of the Company.

      The Company accounted for the separation transaction in a manner that restores both parties to the position that would have existed if the SAMMS business had not been sold in the original acquisition. Accordingly, the Company recorded a debit to accounts payable of approximately $213,000 to reduce the liability owed to William B. McKenzie (approximately R1.4 million), reduced the deferred tax liability in an amount approximating 30% of the unamortized balance of the customer relationship asset recorded in connection with the SureTrack acquisition, a debit to treasury stock of approximately $484,000 which represents the return of approximately 160,000 shares of the Company's common stock issued in the original transaction, a credit to other intangible assets of approximately $136,000 (representing the unamortized balance of the SAMMS customer relationship asset), and a credit to goodwill of approximately $601,000.

      The Company did not recognize a gain in accounting for the SureTrack separation agreement. Thus, the adjustment of goodwill noted in the preceding paragraph includes the effect of the Company having returned to Nanini an estimated 30% of the SureTrack business in exchange for a proportionately larger reduction of the total purchase price paid in the original transaction.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

6. NOTES PAYABLE TO/ADVANCE FROM RELATED PARTIES

      In September 2004, Astrata Group entered into a series of agreements, pursuant to which a stockholder (who then beneficially owned approximately 5.5% of the Company's outstanding common stock) lent $1.5 million to the Company, as an unsecured note payable. Under the amended loan agreement described in the following paragraph, the principal is due upon fifteen days' written demand, but no later than June 30, 2005. Interest at the rate of 15%, compounded annually, is due and payable concurrently with the principal. The Company granted the stockholder two-year warrants (which vested and became fully exercisable on the grant date) to purchase up to 48,000 shares of the Company's common stock at an initial exercise price of $2.00 per share. In connection with granting the warrants, the Company also provided certain registration rights for the shares underlying the warrants and for those shares then owned by the stockholder for a period not to exceed five years. The outstanding balance of this demand note was $1,500,000 as of February 28, 2006 and is included in notes payable to stockholders in the accompanying balance sheet. The agreement to register such stock with the SEC does not require any specific deadlines or financial penalties relating to the filing or effectiveness of a registration statement that registers any of the stockholder's shares. The transaction described above constituted an exempt offering under Rule 506 of Regulation D to a single accredited investor. See Note 8 for additional information regarding the transaction described in this and the following paragraph. This loan is currently outstanding. The lender has verbally agreed to extend the loan, and has not taken nor intends to take any action against the Company until the loan is renewed. Management is confident that a new agreement will be reached in the near future.

      In November 2004, with retroactive effect to the date of the original borrowing, the Company and the holder amended the promissory note described in the preceding paragraph. Subject to an earlier demand for repayment, the holder was granted the option to convert any or all of the principal and any accrued interest into shares of the Company's common stock at an initial conversion price of $5.00, subject to certain adjustments and anti-dilution provisions. The holder's conversion privilege expires when the Company has privately issued its common stock for an aggregate of at least $10 million. In connection with such amendment, the Company also granted warrants (which vested and become fully exercisable on the grant date) to the holder to purchase up to 32,000 shares of the Company's common stock with an initial exercise price of $5.00 per share.

      In October 2004, Astrata Group entered into an agreement pursuant to which a stockholder agreed to lend $600,000 to the Company, as an unsecured credit facility. The note accrues interest at 3% above the prime rate. The note has no prepayment penalty and may be paid in full before the due date. The outstanding balance of this credit facility was $375,518 as of February 28, 2006 and is included in notes payable to stockholders in the accompanying balance sheet. Principal and accrued interest are payable by June 30, 2005. This loan is currently outstanding. The lender has verbally agreed to extend the loan, and has not taken nor intends to take any action against the Company until the loan is renewed. Management is confident that a new agreement will be reached in the near future.

      In November 2004, Astrata Group received an unsecured advance from an officer/stockholder in the amount of approximately $41,000. This advance accrues interest at the London Inter-Bank Offered Rate plus 3% and had an original maturity date of March 1, 2005 with no prepayment restrictions. The Company obtained additional financing from the officer/stockholder who agreed to extend the maturity date by providing for payment in full upon demand and adjusted the interest to 15% per annum. At February 28, 2006, the amount outstanding approximated $212,000, and is included in advance from stockholders in the accompanying consolidated balance sheet.

      In December 2004, the Company sold a $384,000 convertible demand note to one of its stockholders, who then beneficially owned approximately 6% of the Company's outstanding common stock and had previously lent the Company $1.5 million on an unsecured basis (see the first paragraph of this Note). The holder's conversion privilege expires when the Company has privately issued its common stock for an aggregate of at least $10 million. The principal is due upon fifteen days' written demand, but no later than June 30, 2005. Interest at the rate of 15%, compounded annually, is due and payable concurrently with the principal. The outstanding balance of this demand note was $384,000 as of February 28, 2006 and is included in notes payable to stockholders in the accompanying balance sheet In connection with the sale of this note, the Company granted warrants (which vested and became fully exercisable on the grant date) to the holder to purchase up to 12,000 shares of the Company's common stock with an initial exercise price of $5.00 per share. The Company recorded the warrants as a finance charge of $28,000 using an option-pricing model to estimate their fair value. The Company provided the holder with certain registration rights for the common stock underlying the warrants granted in November and December 2004, and principal and interest represented by the two loan agreements. The Company is not subject to any contractual penalties in the event that any such registration statement is not timely filed or not declared effective by the SEC by any specific date. The transactions described in this paragraph constituted an exempt offering under Rule 506 of Regulation D to an accredited investor. This loan is currently outstanding. The lender has verbally agreed to extend the loan, and has not taken nor intends to take any action against the Company until the loan is renewed. Management is confident that a new agreement will be reached in the near future.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

      During the year ended February 28, 2006, a director of the Company, executive officers of the Company and directors of two wholly-owned subsidiaries of the Company provided unsecured short-term loans for working capital purposes, totalling approximately $558,000. Of this amount, loans of approximately $27,000 are non-interest bearing; $116,000 bears interest at 11% per annum; and $415,000 bears interest at 15% per annum. The loan for $116,000 was paid during the quarter ended November 30, 2005. The $442,000 are demand notes included in advance from stockholders in the accompanying consolidated balance sheet.

7. OTHER DEBT TRANSACTIONS

Lines of Credit

      Astrata SA has secured a line of credit for use in its South Africa operations. The line of credit is secured by certain trade accounts receivable and allows for funding up to 70% of the outstanding accounts receivable with a maximum of approximately $1.7 million. Interest on the outstanding balance is charged at the current prime rate in South Africa (10.5% as of February 28, 2006). The outstanding balance is approximately $679,000 as of February 28, 2006, and is included in lines of credit in the accompanying consolidated balance sheet.

      In June 2005, Astrata SA obtained a R7,000,000 line of credit (approximately $1,137,000 as of February 28, 2006) from a South African finance company. This revolving facility is repayable within sixty days of funding with interest at 2% above the South African prime rate plus a 3% fee on each advance, and is secured by subordination of certain intercompany liabilities of Astrata SA and its subsidiary, and a bond secured by certain assets (up to R12,000,000) of the Company's South African subsidiaries. The outstanding balance is approximately $484,000 as of February 28, 2006, and is included in lines of credit in the accompanying consolidated balance sheet.

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

      In connection with the bridge loan, the Company issued 15,000 shares of its common stock for financing charges (see Note 8). Such shares were valued at approximately $96,000 (estimated to be the fair value based on the trading price on the issuance date). Accordingly, the Company recorded deferred financing costs of approximately $96,000 and common stock and additional paid-in capital of $2 and $95,623, respectively. The deferred financing cost was amortized over the life of the note (considering that it had an early maturity of April 26, 2005) resulting in fiscal 2006 expense of approximately $95,000, which is included in interest expense in the accompanying statement of operations.

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

      In accordance with EITF 88-9 and APB 14, the Company allocated a portion of the $1,500,000 loan proceeds to the warrants issued. The amount allocated was approximately $196,000, which was recorded as additional paid-in capital and a debt issue discount. The debt issue discount was amortized on a straight-line basis to interest expense over the life of the loan (considering its early maturity of April 26, 2005). The remaining balance of such debt issue discount of approximately $131,000 at February 28, 2005 was charged to operations upon repayment of the loan on April 26, 2005.

      On June 27, 2005, the Company filed the registration statement required by the bridge loan and by certain other transactions, including those described in the "Issuance of Common Stock and Other Equity Instruments" section of Note 8. As of July 13, 2006, such registration statement had not been declared effective by the SEC.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

Debt Financing Transaction

      In October 2005, the Company completed a private placement financing transaction and agreed to issue secured convertible notes payable to a group of accredited investors in the total amount of $2,170,000. The Company received $700,000 in cash on October 7, 2005, and $500,000 on November 22, 2005. The remaining $550,000 of net proceeds has been placed in an escrow account and will be released when the related registration statement (see above) is declared effective by the SEC. These notes payable, which are due October 2008, are convertible into shares of the Company's common stock at any time at the holder's option at a price of not less than $0.78 per share.

      The excess of the face amount of the notes payable over the net proceeds principally represents interest at a rate of approximately 5.7% per annum. The Company has recorded cash of $1.2 million, debt discount of $288,000, and a credit to debentures payable of $1,488,000 for the two tranches that funded during fiscal 2006. The debt discount is being amortized over the three-year life of the debt. Accordingly, the Company recorded amortization of the debt discount of approximately $33,350 during fiscal 2006, which is included in interest expense in the accompanying consolidated statements of operations.

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

      In connection with the transaction described above, the Company also issued five-year warrants to purchase a total of up to 480,000 shares of its common stock at an initial exercise price of $2.00 per share. Such warrants vested and became fully exercisable upon issuance. Concurrently with the Company's receipt of the remaining tranche of net proceeds under the secured convertible notes payable, the Company will issue additional warrants to purchase up to 220,000 additional shares of its common stock, for an aggregate issuance of warrants to purchase a maximum of 700,000 shares. However, the exercise of such warrants and/or the conversion of the related notes payable may not result in ownership (other than unexercised warrants and any unconverted notes payable) by any creditor and its affiliates of more than 4.99% of the Company's then outstanding shares of common stock.

      The creditors/warrant holders in the above transaction have certain registration rights for the common stock underlying both the warrants and the convertible debt. The related registration rights agreement includes financial penalties because the Company failed to meet the registration statement effectiveness deadline, which was January 16, 2006. Such penalty, which is 2% per month (approximately $55,000/month), can be paid in common stock at the option of the Company. See Note 11 for additional information.

      Under the circumstances described in the following sentence, the Company would be in default of the aforementioned notes payable. As explained above, the Company failed to meet the registration statement effectiveness-date deadline; if and when the creditors provide the Company with the contractually required notice to that effect, this condition will become an "Event of Default" as defined in the underlying debt agreements. When a default event exists, the notes become immediately due and payable. The Company would then be obligated to pay, within forty five days of the receipt of any such notice, the sum of (a) 130% of the then outstanding principal amount, (b) additional interest at an annual rate of 15% (commencing on the forty-sixth day after receipt of the notice), (c) any unpaid liquidated damages for failure to meet the registration statement deadline, and (d) certain other penalties if the Company had previously been unable to timely deliver the common stock required to effect a partial or complete conversion of any of the notes payable. As of July 13, 2006, the Company had not received any such notice; thus, the notes payable issued in the October 2005 debt financing are not in default as of July 13, 2006.

      In connection with the October 2005 debt financing transaction, the Company also issued warrants to purchase 93,500 shares of its common stock for placement agent services. Such warrants were valued at $111,000 using the Black-Scholes option pricing model. Accordingly, the Company recorded deferred financing costs of approximately $111,000 and a corresponding credit to additional paid-in capital; the deferred financing cost is being amortized over the three-year life of the debt. This resulted in expense of approximately $13,000 for the year ended February 28, 2006, which is included in interest expense in the accompanying consolidated statements of operations.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

Five-Year Maturities

      The scheduled maturities of the debt instruments described above and in
Note 6 during the next five years ending February 28 / 29 and thereafter are approximately as follows:

2007              $4,627,501
2008              $1,514,554
2009              $   53,108
2010              $       --
2011              $       --
                  ----------
                  $6,195,163


ACCOUNTING FOR CERTAIN ELEMENTS OF THE OCTOBER 2005 DEBT FINANCING TRANSACTION

Registration Rights Penalty

      As noted above, the creditors/warrant holders (hereinafter collectively referred to as "the investors") in the October 2005 debt financing transaction (the "debt financing transaction") have certain registration rights for the common stock underlying both the warrants and the convertible debt. On October 27, 2005, the Company satisfied the filing-date deadline (which was November 21, 2005) by filing the second amendment of its Form SB-2 registration statement. See Note 11 for a discussion of accounting for the contractual financial penalties associated with the investors' other registration rights.

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

      The excess of the proceeds over the estimated fair value of the warrants (see "Accounting for the Warrants" below) of approximately $773,000 was used to calculate the effective conversion price of $0.53 per share at October 7, 2005. The difference between the effective conversion price and the fair value of the debt at the commitment date resulted in a "theoretical" beneficial conversion feature of approximately $1,445,000. Since the BCF cannot exceed the proceeds allocated to the debt, the Company recorded a debt issuance discount on the notes payable of $773,000 which is being amortized to interest expense (using the effective interest method) over the three-year term of the notes. The Company recorded interest expense of approximately $80,000 during the year ended February 28, 2006.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

Accounting for the Warrants

      Under GAAP, accounting for certain warrants can be significantly affected by the terms of a registration rights penalty. In the debt financing transaction, once the registration statement required by the registration rights agreement (the "Agreement") has been declared effective by the SEC, the Company's liability for the registration rights penalty will cease only if (1) the registration statement's effectiveness is maintained for the time period defined in the Agreement, (2) the Company otherwise complies with SEC Rule 415 (which governs continuous offerings) during the time period set forth in the Agreement, (3) the Company's common stock continues to be quoted on the OTC Bulletin Board, and (4) trading in the Company's common stock is not halted. However, the Agreement limits the registration rights penalty to a specific time period only when the continuing requirements described in the preceding sentence have been met, and it does not explicitly limit the maximum dollar amount of any such penalty.

      Based on the preceding paragraph, the registration rights penalty could exceed the difference between the fair value of a registered share of the Company's common stock and the estimated fair value of an unregistered share. According to EITF 00-19, the ability to register a company's securities is not within the issuer's control. Furthermore, since payment of a penalty in an indeterminate amount is considered an uneconomic settlement alternative, EITF 00-19 requires the Company to assume that the warrant will be net-cash settled even if the warrant agreement does not include any such provision. Therefore, the warrants are considered derivatives, have been reported as a liability, and are measured at estimated fair value.

      The issuance-date fair value of the warrants in the debt financing transaction has been estimated at $427,000 based on the Black-Scholes option-pricing model. The assumptions used in estimating this fair value are as follows:

Estimated future volatility         133%
Estimated life of the warrants    3 yrs.
Risk-free interest rate             4.3%
Dividends                            --

      The issuance-date estimated fair value described in the preceding paragraph was recorded as deferred financing costs, which are being amortized on a straight-line basis over the three-year life of the agreement underlying the debt financing transaction; this resulted in fiscal 2006 expense of approximately $50,000. Since GAAP requires "mark-to-market" accounting for derivatives, the excess of the February 28, 2006 estimated fair value for the warrants over their November 30, 2005 estimated fair value (net of the decrease in such value from the transaction date to November 30, 2005) resulted in expense of approximately $304,000, which has been reported as other expense in the accompanying fiscal 2006 consolidated statement of operations.

      See Note 17 for additional information regarding the Company's fiscal 2006 third-quarter accounting for the warrants discussed above.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

Other Matters

      Because of the debt financing transaction described above, the exercise prices of certain warrants outstanding at February 28, 2006 (see above, and Notes 6 and 8) have been reduced pursuant to anti-dilution contractual requirements. As a result of the same transaction, the conversion prices of the $1.5 million convertible note payable to a stockholder issued in September 2004 (as amended in November 2004) and a $384,000 convertible note payable issued to the same stockholder in December 2004 have been reduced pursuant to anti-dilution contractual requirements.

      The combined effect of the adjustments described in the preceding paragraph and of similar adjustments relating to previous transactions is summarized as follows:

                                                    Exercise or Conversion
                                                       Price Per Share
                                                    ----------------------
                                                    Original   Adjusted
                                                     Amount     Amount
                                                    --------   --------
48,000 warrants outstanding at February 28, 2005      $2.00      $1.75
580,148 warrants outstanding at February 28, 2005      5.00       4.01
1,043,106 warrants issued in April/May 2005            3.50       2.93
Other warrants issued after February 28, 2005:
  108,196 warrants                                     5.00       4.01
  4.955 warrants                                       3.50       2.93
$1,884,000 of convertible debt outstanding at
  February 28, 2006                                    5.00       4.01

8. EQUITY TRANSACTIONS

Preferred Stock of the Company

      The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The preferred shares do not have any voting rights or liquidation preference. As of February 28, 2006, no shares of preferred stock were issued or outstanding, nor has any class of preferred stock been designated.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

Issuance of Common Stock and Other Equity Instruments

      In September 2004, one of our stockholders (who then beneficially owned approximately 5.5% of our outstanding common stock) lent $1.5 million to us. Concurrently with our receipt of the loan proceeds, we agreed to grant the stockholder two-year warrants (which vested and became fully exercisable on the grant date) to purchase up to 48,000 shares of our common stock at an initial exercise price of $2.00 per share. The Company recorded the warrants as a finance charge of $139,000 using the Black-Scholes option-pricing model to estimate the fair value. In connection with granting the warrants, we also agreed to provide certain registration rights for a period not to exceed five years in respect of the shares underlying the warrants and for certain other shares then owned by the stockholder. The registration rights agreement does not contain any specific deadlines or financial penalties relating to the filing or effectiveness date of the registration statement. In November 2004, with retroactive effect to the date of the original borrowing, the loan arrangement was amended such that the due date was extended to June 30, 2005, and the principal and accrued interest became convertible into shares of our common stock at the initial rate of $5.00 per share. The stockholder's conversion privilege expires when we have privately issued our common stock for an aggregate consideration of at least $10 million. Interest at the rate of 15%, compounded annually, continues to be due and payable concurrently with the principal. In connection with amending the loan arrangement, we also granted the stockholder two-year warrants (which vested and became fully exercisable on the grant date) to purchase up to 32,000 shares of our common stock at an initial exercise price of $5.00 per share. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to a single accredited investor. This loan is currently outstanding. The lender has verbally agreed to extend the due date, and has not taken nor intends to take any action against the Company until the loan is renewed. Management is confident that a new agreement will be reached in the near future.

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

      The following are the significant assumptions that were used in applying the Black-Scholes model to estimate the fair value of the warrants described above and in Note 6:

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

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

      In December 2004, the Company issued 24,100 shares of its common stock to approximately 190 of its employees in exchange for services rendered. Such shares were valued at $120,500 (estimated to be the fair value based on the market price on the issuance date). With the exception of one employee and his family member designees and two minor designees of a second employee, none of the persons was a "U.S. person" (as defined in Rule 902 of Regulation S), and each of the issuances constituted an "offshore transaction" (as defined in Rule 902 of Regulation S). The per-share value of the common stock was $5.00 recorded as compensation expense of $120,500. The transactions described in this paragraph constituted exempt offerings under Regulation S or Section 4(2) of the Securities Act.

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

      In January 2005, the Company issued 150,000 shares of its common stock to three newly appointed, non-management directors in consideration of their agreement to serve as directors. Such shares were valued at $750,000 (estimated to be the fair value based on the market price on the issuance date). These shares are earned over a two year period and recorded as compensation expense during such period. The Company reported approximately $353,000 and $63,000 of such expense in fiscal 2006 and 2005, respectively. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to accredited investors.

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

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

      In April 2005, the Company entered into a series of agreements, pursuant to which it sold 950,142 units of its securities at $3.50 per unit, or an aggregate of $3,325,497 in net proceeds. Each unit consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an initial exercise price of $3.50. The warrants vested and became fully exercisable on their issuance dates. The Company also provided certain "piggy-back" registration rights for the shares and the shares underlying the warrants for a period not to exceed five years and agreed to file a re-sale registration statement with the SEC covering the registrable securities on or before June 2005. The Company is subject to certain contractual penalties in the event that such registration statement is not declared effective by the SEC by the date specified in the related agreement. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to accredited investors.

      In May 2005, the Company entered into a series of agreements, pursuant to which it sold 92,964 units of its securities at $3.50 per unit, or an aggregate of $325,374 in net proceeds. Each unit consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an initial exercise price of $3.50. The warrants vested and became fully exercisable on their issuance dates. The Company also provided certain "piggy-back" registration rights for the shares and the shares underlying the warrants for a period not to exceed five years and agreed to file a re-sale registration statement with the SEC covering the registrable securities on or before June 2005. The Company is subject to certain contractual penalties in the event that such registration statement is not declared effective by the SEC by the date specified in the related agreement. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to accredited investors.

      See the "Registration Rights Penalties" section of Note 11 for additional information regarding the contractual penalties discussed in the two immediately preceding paragraphs.

      The Company also granted 32,000 warrants to purchase 32,000 shares of its common stock to extend the maturity date of the $1.5 million note payable to one of its shareholders. Such warrants were at $58,000 using the black-scholes valuation model assuming volatility of 110%, expected life of two years and risk-free interest rate of 3%.

      In September 2005, the Company issued 93,178 shares of its common stock to satisfy a liability for services provided by consultants. Such shares were valued at $128,453 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

      In October 2005, the Company issued 40,724 shares of its common stock to satisfy a liability for services provided by consultants. Such shares were valued at $45,000 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

      In October 2005, the Company issued 50,000 shares of its common stock to satisfy a liability to a consultant that was provided over a three months period. Such shares were valued at $102,750 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). Such amount was recorded as compensation expense and included in selling, general and administrative in the accompanying consolidated statements of operations. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

      In October 2005, the Company also issued 50,000 shares of its common stock to a newly appointed, non-management director in consideration for such director's services. These shares were valued at $51,000 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). Such amount was recorded as deferred compensation and is being amortized to consulting expense over the service period of two years. The transaction described in this paragraph constituted an exempt offering under Rule 506 of Regulation D to accredited investors.

      In January 2006, the Company issued 154,200 shares of its common stock to satisfy a liability for services provided by consultants. Such shares were valued at $115,650 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

      In January 2006, the Company issued 109,599 shares of its common stock to satisfy a liability for services provided by consultants. Such shares were valued at $94,255 (estimated to be the fair value based on the trading price on the issuance date). The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

      In February 2006, the Company issued 25,000 shares of its common stock in exchange for services provided by consultants. Such shares were valued at $46,251 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). Such amount was recorded as compensation expense and included in selling, general and administrative in the accompanying consolidated statements of operations. The transaction described in this paragraph constituted an exempt offering under
Section 4(2) of the Securities Act.

      As a condition to the closing of the October 2005 private placement, Trevor Venter, acting through the Retnev Trust for which Mr. Venter is the sole trustee, Martin Euler, Anthony Harrison, and Alexander Borthwick, acting through the Wick Trust for which Mr. Borthwick is the sole trustee, each pledged 225,000 shares of Company common stock currently owned by such person or trust to the creditors in such transaction as security for our obligations thereunder.

Warrants

      During the year ended February 28, 2005, in connection with the financing arrangements, private placements and the bridge loan described above, the Company issued 628,148 warrants to purchase one share of restricted common stock at an exercise price of $5.00 and $2.00 exercisable between two and five years from September 27, 2004. During the year ended February 28, 2006, the Company issued 1,732,493 warrants each to purchase one share of restricted common stock at exercise prices ranging from $1.50 to $3.50 in connection with the financing arrangements and private placements described above, with a contractual life of five years.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

      The number of outstanding and exercisable warrants as of February 28, 2006 is provided below:

                                                             Weighted
                                                             Average
                                               Weighted     Remaining
                                   Number of   Average     Contractual
                                   Warrants    Exercise   Life in Years
                                   ---------   --------   -------------
Outstanding at February 28, 2005     628,148     $4.77          2.5
Granted                            1,732,493      2.98          4.3
Exercised                                 --        --
Cancelled or forfeited                    --        --
                                   ---------     ------
Outstanding at February 28, 2006   2,360,641     $3.45
                                   =========     ======
Exercisable at February 28, 2006   2,360,641
                                   =========

      All of the warrants outstanding at February 28, 2005 were issued during fiscal 2005; thus, there were not any warrants outstanding on February 29, 2004.

Stock Option Plan

      In December 2004, the Company's Board of Directors ("BoD") approved the 2004 Equity Incentive Plan (the "2004 Plan"). The 2004 Plan is intended to provide a means by which selected employees, directors of and consultants to the Company, or its affiliates, could receive options to purchase common stock of the Company, and other equity interests in the Company as more fully described in the 2004 Plan. As amended on April 27, 2005 (subject to stockholder approval, to the extent required), the 2004 Plan provides for the issuance of options to purchase 2.4 million shares of the Company's common stock, subject to any adjustments required or permitted by the 2004 Plan.

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

      The exercise price of incentive stock options granted under the 2004 Plan must be at least equal to the fair market value of the common stock on the date of the grant. With respect to any participant who owns shares representing more than 10% of the voting power of all classes of the Company's outstanding capital stock, the exercise price of any incentive or non-statutory stock options must be equal to at least 110% of the fair market value on the grant date, and the maximum term of the option must not exceed five years. Upon a merger of the Company, the options outstanding under the 2004 Plan will terminate unless assumed or substituted for by the successor corporation. As of February 28, 2006, 1,797,150 options have been granted and 602,850 options are available for grant under the 2004 Plan.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

      The following table summarizes information concerning outstanding options at February 28, 2006:

                                                             Weighted
                                               Weighted      Average
                                                Average     Remaining
                                     Stock     Exercise    Contractual
                                    Options      Price    Life in Years
                                   ---------   --------   -------------
Outstanding at February 28, 2005   1,296,600     $5.00          3.8
Granted                              600,000      1.30          4.3
Exercised                                 --        --
Cancelled or forfeited               (99,450)     5.00
                                   ---------     -----
Outstanding at February 28, 2006   1,797,150     $3.91
                                   =========     =====
Exercisable at February 28, 2006   1,797,150
                                   =========

      All of the options outstanding at February 28, 2005 were granted during fiscal 2005; thus, there were not any options outstanding on February 29, 2004.

      On December 8, 2004 the BoD approved granting the employee stock options set forth in the above table. Since the Company's common stock was not quoted on the OTC Bulletin Board until December 16, 2004, it was necessary for the BoD to make a good-faith determination of the estimated grant-date fair value of the Company's common stock. Based in part on a recommendation by the Company's investment advisor, the BoD determined that such value approximated $5.00 per share. The outstanding employee stock options granted in fiscal 2005 have an exercise price of $5.00 per share, expire five years from the issuance date, and vest over a three-year period.

      On July 1, 2005, the Company filed a Registration Statement on Form S-8 to register the 2.4 million shares underlying the stock options that have been or may be granted under the 2004 Plan. Such registration statement became effective upon filing with the SEC.

      In October 2005, the Company's BoD approved granting 600,000 stock options to certain employees. These stock options have an exercise price of $1.30 per share (the trading price on the grant date), expire five years from the issuance date, and vest over a three-year period.

      The weighted average grant-date estimated fair value of the stock options and warrants granted in fiscal 2005 and 2006 approximated $6.2 million and $3.8 million, respectively. The aggregate February 28, 2006 intrinsic value of stock options and warrants that are exercisable as of that date approximated $528,000.

9. OTHER RELATED PARTY TRANSACTIONS

      The Company previously leased facilities from an entity controlled by two directors of a Company subsidiary under cancelable operating leases expiring in 2007. The annual rent is subject to adjustment based on the terms of the leases. The consolidated statements of operations include expenses from these operating leases of approximately $243,000 and $190,000 for the years ended February 28, 2006 and February 28, 2005, respectively.

10. INVESTMENT IN AFFILIATE

      Effective October 1, 2005, Barloworld Equipment (Pty) Limited ("Barloworld") and the Company agreed to dissolve Barloworld Optron Technologies
(Pty) Limited ("BOT"). All subsequent BOT-related operations were transferred to an entity owned by Barloworld. The employees who had previously worked for BOT and who had been our employees were transferred to the new Barloworld entity and all BOT assets were transferred to such entity. The evaluation of such assets will be determined as a result of an audit of BOT. Our loan account to BOT has been settled in full by funding provided by Barloworld, and management believes that we will have no further obligations to and will derive no further economic benefits from Barloworld in respect of BOT's assets.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

11. OTHER COMMITMENTS AND CONTINGENCIES

Legal Matters

     From time to time, the Company may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination or breach of contract incidental to the ordinary operations of the business. On December 28, 2005 a shareholder has claimed that the company is in breach of contract. The damages claimer is approximately $300,000. The Company is not currently involved in any litigation which management believes could have a material adverse effect on the Company's financial position or results of operations.

Operating Leases

      As of February 28, 2006, the Company occupies facilities under operating lease agreements expiring on various dates through August 2014. Certain leases include future rental escalations and renewal options. As of February 28, 2006, minimum payments under operating leases approximated the following for the fiscal years ending February 28/29 listed below:

2007         $  676,000
2008            571,000
2009            405,000
2010            432,000
2011            396,000
Thereafter      297,000
             ----------
             $2,777,000
             ==========

      Rent expense (including the amounts disclosed in Note 9) approximated $847,000 and $551,000 for the years ended February 28, 2006 and 2005, respectively.

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

      On May 1, 2005, the Company entered into an employment agreement with Stewart Cannon ("Cannon") as Chief Technical Officer. Under the terms of such agreement, the employee is entitled to annual salary of $185,000. The agreement provides for an annual performance bonus of up to 50% of base salary, and includes vacation and health care benefits. The agreement may be terminated by the Company at any time without cause with thirty days written notice with a severance allowance of six months of salary. The employee may terminate employment upon 180 days' written notice to the Company.

      On September 1, 2005, the Company entered into an employment agreement with Lyman Smith ("Smith") as Managing Director Africa Middle East Region. Under the terms of such agreement, the employee is entitled to annual salary of $185,000. The agreement provides for an annual performance bonus of up to 50% of base salary, with a guarantee of $20,000 per annum. The agreement includes a housing allowance for a period of three years, annual vacation, health care and participation in the Company's employee stock option plan. The agreement may be terminated by the Company at any time without cause with thirty days written notice with a severance allowance of six months of salary. The employee my terminate employment upon 180 days' written notice to the Company. In the event the employment relationship is terminated because of a change-of-control transaction, the employee will be entitled to a payment equal to two years' salary.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

Resignation of CEO

      Effective January 23, 2006, the Company appointed Martin Euler as its acting Chief Executive Officer ("CEO") while the Board of Directors seeks a permanent CEO. Mr. Euler replaces Trevor Venter in that position; Mr. Venter then became president of the Company's Geomatics business, and managing director for its South African operations. The aforementioned Venter employment agreement was cancelled upon acceptance of his resignation. Mr. Euler continues as the Company's Chief Financial Officer and Secretary, positions he has held since January 2004 and January 2005, respectively.

LoJack Corporation Teaming Agreement

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

Acquisition of Minority Interest in Majority-Owned Subsidiary

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

      Astrata AP purchased all of the Stockholder's common stock (294,000 shares) in Astrata Singapore at a price of $1.10 per share, for total consideration of $323,400 (about $190,000 as of November 14, 2005). Approximately $150,000 of the purchase price had been paid; the balance was payable in installments through February 2006.

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

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

New Zealand Joint Venture

      In January 2006, Astrata AP entered into an agreement with Xterne Limited ("Xterne"), a New Zealand company. The agreement established a new corporate entity known as Astrata (New Zealand) Limited ("ANZ"), which is owned 51% by Astrata AP and 49% by Xterne. The principal business of ANZ will be the sale of "Sirius" XP and Sirius-lite products, and related maintenance and support of networks used with products sold.

      ANZ's initial capitalization principally consists of (i) NZ$200,000 payable by Xterne in installments and (ii) a contribution of inventory (consisting of the aforementioned products) by Astrata AP. Any working capital requirements will be provided by debt financing based on the ownership interests. The owners of ANZ will have equal Board representation, and Xterne is entitled to 60% of any distributions. The day-to-day business affairs of ANZ will be managed by a representative of Xterne. The Company accounts for its investment in ANZ using the equity method of accounting.

Government Contract

      In December 2004, a subsidiary of the Company was awarded a fixed-price contract to provide the Singapore government's Civil Defence Force (the "SCDF") with software and hardware in an integrated control system designed to provide real-time tracking (the "System") of vehicles that are authorized to transport hazardous materials within the country. The contract amount approximates 2.0 million Singapore dollars, or about $1.2 million as of November 30, 2005 (the "Contract"). During the years ended February 28, 2006 and, 2005, the Company recognized revenue on the Contract of approximately $765,000 and $350,000, respectively.

      In the opinion of management, the Contract was completed on or before September 30, 2005 (the required contractual completion date) in accordance with its terms. Thus, it is not presently expected that the Company will be assessed any liquidated damages (which are limited to 10% of the Contract price) for late completion. SCDF has the right to withhold the final 10% of the Contract price until approximately sixteen months after the System has completed certain acceptance tests specified in the Contract; such tests were successfully completed in late December 2005. The Company is obligated to warrant the System for a one-year period beginning approximately fourteen weeks after the System has passed all of the aforementioned acceptance tests. The time frames described in the preceding two sentences assume that the "performance guarantee period" (as defined) is not extended beyond the original time specified in the Contract.

      SCDF also has the right to audit all of the Company's subsidiaries which provide goods or services under the Contract in order to ensure that there is appropriate internal control and compliance with the terms of the Contract.

Registration Rights Penalties

     The Company is contractually liable for certain penalties because its registration statement (on Form SB-2) was not declared effective by the deadline dates. Based on the estimated effective date of such registration statement and the effectiveness-date contractual deadlines, the Company has accrued estimated penalties of approximately $840,000 and $126,000, respectively, relating to the April/May 2005 sale of equity units (see Note 8) and the October 2005 debt financing transaction discussed in Note 7. Such penalties are included in accounts payable and accrued expenses in the consolidated balance sheet.

Other Matters

      From March 1, 2006 to July 13, 2006, the South African Rand weakened against the U.S. dollar by approximately 7.5%.

      See Note 15 for additional commitments.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

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

Measurement of Segment Assets and Operation Loss

      Other than as summarized in the following paragraph, the Company's basis of accounting for transactions between the above segments (and subsidiaries within those segments) is generally the same as for transactions with outsiders, and did not change to any material extent in fiscal 2006 as compared to fiscal 2005.

      In an attempt to comply with transfer pricing requirements, management seeks to establish arm's-length selling prices for the Company's products and services. A finder's fee may be paid to the employee who identifies the external customer, which could be in a different country than the selling segment/subsidiary of the Company. Travel expenses incurred by executive management are charged to the subsidiary/segment located in the country of destination. Corporate overhead is currently borne by Astrata; however, in the future management intends to develop a rational method of allocating such expenses to the segments (and the subsidiaries within those segments) which benefit from the related services provided by the executive managment team.

      Total assets, revenues and gross profit for each of the Company's reportable segments in addition to a reconciliation of the gross profit of the two segments to the Company's consolidated statements of operations are presented below:

                                     Geomatics         Telematics       Consolidated
                                   ==============    ==============    ==============
12 Months, February 28, 2006
Total assets                       $    5,251,651    $    1,693,188    $    6,944,839
Revenue
   Outsiders                           10,297,190         4,489,572        14,786,762
   Company Subsidiaries                   421,834         3,394,066         3,815,900
                                   --------------    --------------    --------------
Total segment revenues                 10,719,024         7,883,638        18,602,662
   Intercompany eliminations             (421,834)       (3,394,066)       (3,815,900)
                                   --------------    --------------    --------------
Consolidated revenues                  10,297,190         4,489,572        14,786,762
                                   ==============    ==============    ==============
Gross profit                            3,208,595         1,206,087         4,414,682
Operating expenses                                                        (17,990,005)
                                                                       --------------
Operating (loss) profit                                                $  (13,575,323)
                                                                       ==============

12 Months, February 28, 2005
Total assets                       $   10,837,033    $    3,493,974    $   14,331,007
Revenue
   Outsiders                           11,114,247         3,562,983        14,677,230
   Company Subsidiaries                   268,504           945,183         1,213,687
                                   --------------    --------------    --------------
Total segment revenues                 11,382,751         4,508,166        15,890,917
   Intercompany eliminations             (268,504)         (945,183)       (1,213,687)
                                   --------------    --------------    --------------
Consolidated revenues              $   11,114,247    $    3,562,983    $   14,677,230
                                   ==============    ==============    ==============
Gross profit                            4,019,153         1,772,192         5,791,345
Operating expenses                                                        (12,682,652)
                                                                       --------------
Operating (loss) profit                                                $   (6,891,307)
                                                                       ==============

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

Geographic Information

      Certain condensed geographic information is presented below including property and equipment, revenues, gross profit or loss and operating (loss):

For the year ended February 28, 2006:

                 Property and                    Gross       Operating     Operating
                Equipment, net    Revenue    Profit (Loss)    Expenses       (Loss)
                --------------  ----------   -------------  -----------  ------------
Asia              $  431,135    $ 2,646,158   $  901,029    $ 1,921,049  $ (1,020,020)
South Africa         227,130     11,727,929    3,577,124      7,989,131    (4,412,007)
United States          2,933             --           --      3,153,204    (3,153,204)
Western Europe       316,994        412,675      (63,471)     3,038,145    (3,101,616)
                  ----------    -----------   ----------    -----------  ------------
Total             $  978,192    $14,786,762   $4,414,682    $16,101,529  $(11,686,847)
                  ==========    ===========   ==========    ===========  ============

For the year ended February 28, 2005:

                 Property and                    Gross       Operating     Operating
                Equipment, net    Revenue        Profit       Expenses       (Loss)
                --------------  ----------   -------------  -----------  ------------
Brunei            $  341,037    $   868,307    $  367,762   $ 1,406,864   $(1,039,102)
South Africa         633,869     13,808,923     5,423,583     6,735,209    (1,311,626)
United States          5,279             --            --     2,991,967    (2,991,967)
Western Europe       331,187             --            --     1,548,612    (1,548,612)
                  ----------    -----------    ----------   -----------   -----------
Total             $1,311,372    $14,677,230    $5,791,345   $12,682,652   $(6,891,307)
                  ==========    ===========    ==========   ===========   ===========

See Note 3 for geographic information on inventory.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

(13) INCOME TAXES

      The components of income / (loss) before income taxes are as follows for the years ended February 28:

                                                         2006            2005
                                                     ------------   -----------
United States                                        $ (5,150,888)  $(2,852,656)
Foreign                                               (10,129,612)   (4,465,369)
                                                     ------------   -----------
  Total                                               (15,280,500)   (7,318,025)
                                                     ============   ===========

      The (benefit) provision for taxes on income / (loss) is comprised of the following for the years ended February 28:

                                                          2006          2005
                                                       ---------    ------------
Current:
  Federal                                              $      --       $    --
  State                                                       --            --
  Foreign
                                                        (378,498)       38,010
                                                       ---------       -------
                                                        (378,498)       38,010
Deferred:
  Federal                                                     --            --
  State                                                       --            --
  Foreign                                                     --            --
                                                              --            --
                                                       ---------       -------
    Total                                              $(378,498)      $38,010
                                                       ---------       -------

      The reported (benefit) provision for taxes on income from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes as follows for the years ended February 28:

                                                          2006          2005
                                                      -----------   -----------
Income tax benefit at statutory rate                  $(5,195,370)  $(2,488,129)
State taxes, net of federal benefits                     (309,053)     (439,081)
Foreign income tax rate differential                      523,571       484,547
Change in valuation allowance                           4,602,354     2,480,673
  Other                                                        --            --
                                                      -----------   -----------
    Total                                             $  (378,498)  $    38,010
                                                      ===========   ===========

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

      The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The tax effects of temporary differences for continuing operations at February 28, 2004 are as follows:

                                                          2006          2005
                                                       -----------   ----------
Deferred tax assets:
  Net operating loss carry forwards                    $ 6,637,072    2,994,923
    Amortization of intangibles                            960,205            --
                                                       -----------   ----------
      Total deferred tax assets                          7,597,277    2,994,923
      Less: valuation allowance                         (7,597,277)  (2,994,923)
                                                       -----------   ----------
      Net deferred tax assets                                   --           --
                                                       -----------   ----------

Deferred tax liabilities:
  Amortization of intangibles                             (165,553)    (553,673)
                                                       -----------   ----------
    Total deferred tax liabilities                     $  (165,553)    (553,673)
                                                       ===========   ==========

      At February 28, 2006, the Company had tax net operating loss carryforwards of approximately $10.1 million for federal and state income tax purposes, which expire at varying dates beginning in 2025 and 2019, respectively, and approximately $9.3 million for foreign income tax purposes, which expire at varying dates beginning in 2009. Due to the "change in ownership" provisions of the Tax Reform Act of 1986, the Company's net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50% occurs within any three-year period.

      In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period. As of February 28, 2006, the Company had provided a valuation allowance of $7.6 million to reduce the deferred tax assets. The net change in the valuation allowance for fiscal year 2006 was an increase of $4.6 million.

      Deferred taxes have been provided for U.S. federal and state income taxes and foreign withholding taxes on the portion of undistributed earnings on non-U.S. subsidiaries expected to be remitted. Applicable foreign taxes have also been provided.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

14. LOSS PER COMMON SHARE

      The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended February 28, 2006 and February 2, 2005:

                                                 Year Ended     Year Ended
                                                February 28,   February 28,
                                                    2006           2005
                                                                As Restated
                                                ------------   ------------
Numerator for basic and diluted loss
  per common share:
    Net loss charged to common shareholders     $(14,948,163)   $(7,311,460)
Denominator for basic and diluted loss
  per common share:
    Weighted average number of common shares
      outstanding                                 12,219,028      8,774,980
                                                ------------    -----------
Basic and diluted loss per common share         $      (1.22)   $     (0.83)
                                                ============    ===========

15. SUBSEQUENT EVENTS (Unaudited)

Common Stock Issuances

      During the period from March 1, 2006 to July 10, 2006, Astrata Group issued 629,527 shares of its common stock (at an average price of $1.47 per share, or approximately $924,000) to certain vendors in settlement of trade accounts payable.

Related Party Loans

      During the period from March 1, 2006 to July 10, 2006, Astrata Group received loans of $701,000 from existing shareholders. The loans are repayable on demand and carry an annual interest rate of 15%.

Sale of Geomatics Business in South Africa

      In a Form 8-K filed with the SEC on June 23, 2006, the Company announced the following:

      Astrata South Africa (Pty) Ltd (the "Subsidiary") is a wholly owned subsidiary of the Company. The Subsidiary's primary activity was the marketing, sale, and service of products for the Geomatics industry, which the Company did not sell or support outside of Africa. As an extension to the strategic growth plan announced earlier this year, the Company has elected to divest the Subsidiary's Geomatics business and re-allocate its resources to the Telematics business only. This decision is supported by the Company's announcement on June 14, 2006 of a sales order for $17 million of Telematics products to a single European customer (see "Major Sales Order" below).

      In connection with the above, as of March 28, 2006, the Subsidiary was indebted to Chesterfin (Pty) Ltd ("Chesterfin") under a line of credit in the amount of approximately $455,000, used primarily to support Geomatics products and sales. The financial obligations thereunder were secured under a general notarial bond by the Subsidiary's assets, including the assets of the Geomatics business. On March 28, 2006, Chesterfin, with the Company's concurrence, executed its interests in the general notarial bond and, on March 31, 2006, sold its claims against the Subsidiary under the bond to Trimble Navigation Limited ("Trimble").

      Trimble was the Subsidiary's largest supplier of Geomatics products, and the Subsidiary was Trimble's largest distributor of Geomatics products in Africa.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

      On April 24, 2006, Trimble registered its interest in the general notarial bond and, subsequently, through a court order, affirmed its rights under such bond. As part of the exercise of those rights, Trimble agreed to transfer the Subsidiary's Geomatics business and certain moveable assets to Astrata Geomatics
(Pty) Ltd, a newly established entity that is not affiliated with the Company.

      In consideration of these transactions, the Subsidiary received: (i) a credit in the amount of the outstanding balance under the Chesterfin line of credit of approximately $455,000 plus interest calculated at the rate of 12.5% per annum from 12 May 2006; (ii) a credit of approximately $3,350,000 plus interest at 1% per month from the due date of each invoice due to Trimble; and,
(iii) an assumption by the purchaser of all liabilities with respect to the Subsidiary's Geomatics business as of May 31, 2006, including trade creditors and all other obligations, but excluding liabilities that relate to any form of tax.

      The transaction described immediately above was consummated on June 19, 2006.

Closure of South African Operations and Related Events

      Effective May 31, 2006, all of the remaining employees of Astrata Systems and Astrata SA who did not become employees of Astrata Geomatics (Pty) Limited (see above) were terminated. On June 27, 2006, management commenced the formal process of liquidating Astrata Systems. The assets of Astrata Group and its other subsidiaries are not available to satisfy the liabilities of Astrata Systems, whose tangible assets were not significant as of June 27, 2006.

      Subsequent to February 28, 2006, the Company's then existing Telematics business operated by Astrata SA was sold (subject to certain closing conditions) to two unrelated entities. Subsequent to February 28, 2006, the Company also sold the subcontract manufacturing business operated by Astrata Systems to an unrelated party.

      As more fully explained elsewhere in these notes to the consolidated financial statements, management considered the transactions and events described in the two immediately preceding paragraphs and in the "Sale of Geomatics Business in South Africa" section of this Note in (a) measuring the adjustment to reduce inventory to its estimated net realizable value and (b) reviewing the Company's intangible and other long-lived assets for possible impairment. The matters described in the preceding sentence resulted in total fiscal 2006 expense of approximately $2,450,000.

Major Sales Order

      In a Form 8-K filed with the SEC on June 23, 2006, the Company announced:

      On June 14, 2006, the Company issued a press release to report that it received a purchase order from AST Europe Group AB for 50,000 Fleet Management/AVL devices plus associated software. The order is expected to produce revenues of approximately $17 million, making it the largest sales order Astrata has received to date. It is anticipated that delivery for all the units will be completed during fiscal 2007.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

16. RESTATEMENT OF CERTAIN FISCAL 2005 FINANCIAL STATEMENTS

Statement of Cash Flows

      Subsequent to June 27, 2005, it came to the attention of management that the computation of the effect of foreign currency exchange rate changes on cash and cash equivalents for fiscal 2005 was not in accordance with SFAS No. 95. Accordingly, the Company's accompanying 2005 consolidated statement of cash flows has been retroactively adjusted as summarized below.

                                      As Previously   Retroactive
                                         Reported      Adjustment   As Restated
                                      -------------   -----------   -----------
Effect of foreign currency exchange
  rate changes on cash and cash
  equivalents                           $(127,805)      $52,173      $(75,632)
                                        =========       =======      ========

      The reclassification adjustment described above does not affect the previously reported stockholder's equity at February 28, 2005 or the results of operations for the year then ended.

Statement of Operations

      Subsequent to June 27, 2005, management determined that the previously reported weighted average common shares outstanding during fiscal 2005 was not correct. As explained in the following paragraph, the re-computation of this weighted average increased the loss per common share from $0.78 to $0.83; the accompanying 2005 statement of operations has been restated accordingly.

      For the period from the beginning of fiscal 2005 to the August 2004 merger date (see the "Organization" section of Note 1), the Company included only Cadogan's outstanding common shares adjusted for the exchange ratio in the transaction. Thereafter, the Company included the legal parent's total common shares outstanding as of the merger date. The weighted average of these two amounts has been included in the revised weighted average common shares outstanding during fiscal 2005.

17. SIGNIFICANT FOURTH QUARTER ADJUSTMENT

The Company's October 2005 debt financing transaction is discussed above in Note
7. For reasons explained in the "Accounting for Certain Elements of the October 2005 Debt Financing Transaction" section of that Note (see "Accounting for the Warrants" thereunder), management determined that the warrants issued to the creditors in such transaction are derivatives under GAAP.

As discussed in Note 5 to the Company's November 30, 2005 condensed consolidated financial statements included in its Form 10-QSB for the quarter then ended, the original accounting for the warrant liability/derivative described above was as follows:

      o The November 30, 2005 estimated fair value of the derivative was improperly recorded as third-quarter interest expense;

      o The issuance-date estimated fair value of approximately $370,000 was not accounted for as deferred financing costs, which then should have been amortized to interest expense over the contractual life of the agreement underlying the transaction; and

      o The excess of the issuance-date estimated fair value of the derivative over its November 30, 2005 estimated fair value was not reported as income in the statement of operations for the quarter then ended as required by GAAP.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005

The effect of the year-end adjustment to revise the accounting described above on the Company's statement of operations for the quarter ended November 30, 2005 is summarized below:

Net loss, as originally reported                             $(3,387,000)

Adjustment to:

  Reduce interest expense (net)                                  193,000

  Adjustment to reduce the warrant liability to the
    November 30, 2005 estimated fair value                       108,000
                                                             -----------
As restated:
    Net loss                                                 $(3,086,000)
                                                             ===========
    Loss per common share                                    $     (0.25)
                                                             ===========

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      No events requiring disclosure under Item 304(b) of Regulation S-B occurred.

Item 8A: Controls and Procedures

      We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2006 This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2006 our disclosure controls, and procedures are effective. However, upon further review, misstatements in the 2004 consolidated statement of cash flows and our revised interpretation of certain financial reporting requirements resulted in the restatement of our 2004 and 2005 consolidated statements of cash flows and of the weighted average common shares outstanding originally reported in our 2005 consolidated statement of operations; these matters are more fully explained in Note 16 to the consolidated financial statements included elsewhere herein. There have been no significant changes in our internal controls over financial reporting during the quarter ended February 28, 2006 hat have materially affected or are reasonably likely to materially affect such controls.

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

Item 8B: Other Information

      None

                                    PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

      The following table sets forth certain information regarding our executive officers and directors as of February 28, 2006.

Name                         Age   Position
--------------------------   ---   ---------------------------------------------
Anthony J. Harrison.......   47    Chairman of the Board
Martin Euler*.............   52    Chief Executive Officer, Chief Financial
                                   Officer, Secretary, and Director
Anthony J.A. Bryan........   83    Non-Executive Vice-Chairman of the Board
Paul Barril...............   60    Director
William Corn..............   62    Director
Stefanie Powers...........   63    Director

* Mr. Venter resigned as the Chief Executive Officer and Mr. Euler was appointed acting Chief Executive Officer effective on January 23, 2006.

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

Martin Euler, Chief Executive Officer and Chief Financial Officer

      Mr. Euler is our Chief Executive Officer in addition to currently serving as our Chief Financial Officer and Secretary, positions that he has held since January 2004 and January 2005, respectively. He has also been a member of our board of directors since August 2004. During the three years prior to his joining us, Mr. Euler served as Regional Director and member of the Executive Committee for Thales GeoSolutions with responsibility for the Americas Region. From 1998 to 2001, he served in various management capacities with Racal Electronics plc. Mr. Euler holds a Degree in Accounting and Financial Management from the University of Sheffield, England.

Steward Cannon, Chief Technical Officer

      Mr. Cannon has served as our Chief Technical Officer since joining the company in May, 2005. Prior to joining Astrata from 2003 to 2005 Mr. Stewart was CEO of GeoPerception Inc, a San Diego based GIS and positioning related solutions and IT services provider. GeoPerception was sold to Teledyne shorly after he joined Astrata. From 1997 to 2003 Mr. Cannon worked for Thales (previously Racal), initially in the period from 1997 to 2000 as Vice President of an operating company, Racal Pelagos, and then as Vice President of Technology for Thales Geosolutions where he managed global technology and new product development.

Anthony J.A. Bryan, Non-executive Vice-Chairman of the Board

      Mr. Bryan currently serves as our non-executive Vice-Chairman of the Board, a position that he has held since June 2005, having initially served as the Chairman of our Board since January 2005. He has also served as the non-executive Chairman of the Board of 360 Global Wine Company since November 2003. Mr. Bryan is the former Chairman and Chief Executive Officer of Copperweld Corporation, a bimetallic wire and steel tubing company, and the former Chief Executive Officer of Cameron Iron Works, a company in the oil service business. He has also served on the Boards of Directors of Federal Express Corporation, between 1987 and 1996; Chrysler Corporation (now, DaimlerChrysler Corporation), between 1975 and 1991; The PNC Financial Services Group, Inc., between 1978 and 1989; ITT Corporation; Koppers Inc.; Hamilton Oil Company Ltd.; First City National Bank of Houston; Imetal; and as Chairman of the Executive Committee of Hospital Corporation International (formerly the international division of Hospital Corporation of America), between 1991 and 1992. Mr. Bryan received his Masters Degree in Business Administration from the Harvard Business School.

Paul Barril, Director

      Capitaine Barril currently serves as a member of our board of directors, a position that he has held since January 2005. He also serves as Chief Executive Officer of Groupe Barril Securite, a global security firm that he founded in 1984, and serves as a security advisor to various Heads of State. Capitaine Barril founded G.I.G.N. (Groupement d'Intervention de la Gendarmerie Nationale - the French gendarmerie intervention group). He holds a law degree from the University of Paris in Sorbonne.

William Corn, Director

      Mr. Corn has served as an Executive Consultant for Management & Investment Services since 2004. From 2001 to 2004, Mr. Corn served as a consultant to Thales GeoSolutions. In 1981, Mr. Corn founded Marsat Service Limited and Marsat Servicos Submarinos Limitada and, until the sale of Marsat Service Limited and Marsat Servicos Submarinos Limitada in 2001 to Thales GeoSolutions, serving as its President and Chief Executive Officer. Mr. Corn is a graduate of Hillfield College in Ontario, Canada.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires the Company's directors and executive officers and person who beneficially own more than ten percent of the registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4 and 5 (and any amendments thereof) received by the Company during or with respect to the year ended February 28, 2006; the identified reports required by Section 16(a) of the Exchange Act have been filed on a timely basis.

Code of Ethics Disclosure

On August 22, 2005 the Board approved and adopted the following policies:

i)    Policy on Insider Trading and Tipping.

ii)   Code of ethics for senior officers

iii)  Code of business conduct

      The Board also instructed that any allegations of a breach of these policies was to be referred to outside counsel for independent investigation with a report to be made to the Board. There have been no allegation of breaches of these policies to date.

Item 10: Executive Compensation

      The following table sets forth certain information with respect to the compensation of our Chief Executive Officer and each of our other most highly compensated executive officers who earned more than $100,000 for the fiscal years ended February 28, 2006, 2005 and 2004.

                           Summary Compensation Table

                                     Annual Compensation                   Long Term Compensation
                            -------------------------------------   ------------------------------------
                                                     Other Annual   Restricted
                                                     Compensation      Stock     Options/     All Other
                                    Salary   Bonus        (6)         Awarded      SARs     Compensation
           Name             Year      $        $           $             $           #            $
-------------------------   ----   -------   -----   ------------   ----------   --------   ------------
Anthony Harrison (1)        2006   252,000     --           --           --            --        --
  Chief Executive Officer   2005   203,500     --           --          500       250,000        --
                            2004    27,700     --           --           --            --        --

Trevor Venter* (2)          2006   181,500     --           --           --            --        --
  Chief Executive Officer   2005   128,900     --        5,875          500        75,000        --
  Chief Operating Officer   2004   120,500     --        5,346           --            --        --

Martin Euler (3)            2006   215,000     --           --           --            --        --
  Chief Executive Officer   2005   168,200     --           --          500       125,000        --
  Chief Financial Officer   2004    20,200     --           --           --            --        --

Alexander Borthwick (4)     2006   165,000     --           --           --            --        --
  Chief Operating Officer   2005   180,000     --           --          500        25,000        --
                            2004    30,000     --           --           --            --        --

Stewart Cannon (5)          2006   154,000     --           --           --       200,000        --
  Chief Technical Officer   2005        --     --           --           --            --        --
                            2004        --     --           --           --            --        --

Robin Littau                2006   140,000     --           --           --       200,000        --
  Regional Director         2005    37,500     --           --           --            --        --
  South East Asia           2004        --     --           --           --            --        --


* Effective January 26, 2006, Mr. Venter resigned as Chief Executive Officer and Mr. Euler was appointed acting Chief Executive Officer.

(1) Mr. Harrison served as our Chief Executive Officer between November 15, 2004 and June 6, 2005 and currently serves as our Chairman of the Board.

(2) Mr. Venter served as our Chief Operating Officer between November 15, 2004 and June 6, 2005 and served as our Chief Executive Officer, resigning January 26, 2006.

(3) Mr. Euler currently serves as our Chief Executive Officer effective January 26, 2006 in addition to Chief Financial Officer and Secretary, positions that he has held since January 2004 and January 2005, respectively.

(4) Mr. Borthwick served as our Chief Operating Officer until November 15, 2004, as our Regional Director of the Asia Pacific Region until July 31, 2005 and our Regional Director Europe until January 31, 2006 when he resigned from the Company.

(5)   Mr. Cannon began serving as our Chief Technical Officer as of May 1, 2005.

Compensation of Directors

      During 2005, each non-employee member of our Board of Directors received a one-time grant of an option to purchase 25,000 shares of our common stock at an exercise price equal to the fair market value at the time of the grant and 50,000 shares of our restricted common stock. At February 28, 2006, the closing market price of our common stock was $2.05 per share, or $102,500 for 50,000 shares. In addition, Anthony J.A. Bryan received an additional stipend of $69,000.

      The following table sets forth the individual grants of stock options that we made during the year ended February 28, 2006 to our executive officers:

                    Options/SAR Grants in Current Fiscal Year
                                Individual Grants
--------------------------------------------------------------------------------------


                        Number of                       Exercise        Expiration
Name                   Securities          %              Price             Date
-------------------   ------------   ------------   ----------------   ---------------
Stewart Cannon           200,000         33.3%           $1.30              10/7/2010
Robin Littau             200,000         33.3%           $1.30              10/7/2010
Lyman Smith              200,000         33.3%           $1.30              10/7/2010

                     Options/SAR Grants in Last Fiscal Year
                                Individual Grants
--------------------------------------------------------------------------------------
                                      Percent of
                        Number of        total
                       securities    options/SARs
                       underlying     granted to
                      options/SARs   employees in   Exercise or base
        Name           granted (#)    fiscal year     price ($/Sh)     Expiration date
-------------------   ------------   ------------   ----------------   ---------------
Anthony Harrison         250,000         19.1%            $5.00            1/3/2015
Martin Euler             125,000          9.5%            $5.00            1/3/2015
Trevor Venter             75,000          5.7%            $5.00            1/3/2015
Alexander Borthwick       25,000          1.9%            $5.00            1/3/2015

      The following table sets forth options exercised by our executive officers during the year ended February 28, 2006, and the value (market price less exercise price) of their unexercised in-the-money options at February 28, 2006.


                                                   Number of securities          Value of unexercised
                         Shares                   underlying unexercised      in-the-money options/SARs
                        acquired      Value     options/SARs at FY-end (#)          at FY-end ($)
                      on exercise   realized   ---------------------------   ---------------------------
        Name               (#)         ($)     Exercisable   Unexercisable   Exercisable   Unexercisable
-------------------   -----------   --------   -----------   -------------   -----------   -------------
Anthony Harrison           --          --         83,333        166,667          --              --
Martin Euler               --          --         41,666         83,334          --              --
Trevor Venter              --          --         25,000         50,000          --              --
Alexander Borthwick        --          --          8,333         16,667          --              --
Stewart. Cannon            --          --         27,777        172,223         20,832         129,167
Robin. Littau              --          --         27,777        172,223         20,832         129,167
Lyman Smith                --          --         27,777        172,223         20,832         129,167

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

      On May 1, 2005, the Company entered into an employment agreement with Stewart Cannon ("Cannon") as Chief Technical Officer. Under the terms of such agreement, the employee is entitled to annual salary of $185,000. The agreement provides for an annual performance bonus of up to 50% of base salary. The agreement includes vacation and health care benefits. The agreement may be terminated by the Company at any time without cause with thirty day written notice with a severance allowance of six months of salary. The employee may terminate employment upon 180 days' written notice to the Company.

      During October 2005, the Board of Directors approved and the Company entered into an indemnification agreement with Anthony J. Harrison, Martin Euler, Anthony J.A. Bryan, Paul Barril, Stefanie Powers, Trevor Venter and William Edward Corn. The Board may from time to time authorize the Company to enter into additional indemnification agreements with future directors and officers of the Company. The indemnification agreements are effective as of the date the respective individual was appointed.

      During October 2005, the Board of Directors established the Compensation Committee of the Board. The Board appointed Anthony J. Harrison, Anthony J.A. Bryan and William Edward Corn to serve as the initial members of the Compensation Committee. The Board also approved and adopted a Compensation Committee Charter.

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth, as of February 28, 2006, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 12,646,995 shares of common stock issued and outstanding on February 28, 2006.

Name and address                                    Amount of           Percent
of beneficial owner                          beneficial ownership (1)   of class
------------------------------------------   ------------------------   --------
Executive Officers & Directors:

Anthony J. Harrison
47 Warriner Gardens
London, UK SW11 4 EA                           1,110,600 shares (2)       8.8%

Martin Euler
P.O. Box 941844
Houston, TX  77094-8844                         985,600 shares (3)        7.8%

Anthony J.A. Bryan
2525 N. Ocean Blvd
Gulf Stream, FL  33483                           75,000 shares (4)           *

Paul Barril
207 Bd Pereire
Paris, France  75017                             75,000 shares (5)           *

Stephanie Powers
10400 Wilshire Blvd.
Los Angeles, CA  90024                           75,000 shares (6)           *

William Corn
5700 Old Ocean Boulevard
Unit H
Ocean Ridge, FL 33435                            50,000 shares (7)

Total of All Directors and Executive
  Officers (six persons)                       2,321,200 shares (8)      18.4%

More than 5% Beneficial Owners:

Infomax Co. Ltd.
38 Hertfort Street
London, England W1J 7SG                          1,080,000 shares         8.5%

Walter Jared Frost
Jalan Adityawarman No. 40A, Kebayoran Baru
Jakarta 12160 Indonesia                        1,068,173 shares (9)       8.5%

Tevor Venter
P.O. Box 1462
Rivonia, South Africa 2128                      935,600 shares (10)       7.4%

Alexander Borthwick
14 Mill Street
Holt, Norfolk, NR25 6JB, United Kingdom         885,600 shares (11)       7.0%

Pointe Capital Limited
38 Hertford Street
London W1J7SG, UK                                 794,744 shares (12)     6.3%

AJW Qualified Partners, LLC
c/o 1044 Northern Boulevard, Suite 302
Roslyn, New York  11576                        1,883,790 shares (13)     14.9%

AJW Qualified Partners, LLC
c/o 1044 Northern Boulevard, Suite 302
Roslyn, New York  11576                        1,121,220 shares (14)      8.9%

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

(2) Includes 860,600 shares of common stock beneficially owned by Mr. Harrison and 250,000 shares of common stock underlying options that are exercisable as of the date set forth above or within 60 days thereafter. In connection with the October 2005 Private Placement, Mr. Harrison has pledged 225,000 shares of his common stock as security for the Company's obligations thereunder (see description under the heading "Selling Stockholders").

(3) Includes 860,600 shares of common stock beneficially owned by Mr. Euler and 125,000 shares of common stock underlying options that are exercisable as of the date set forth above or within 60 days thereafter. In connection with the October 2005 Private Placement, Mr. Euler has pledged 225,000 shares of his common stock as security for the Company's obligations thereunder (see description under the heading "Selling Stockholders").

(4) Includes 50,000 shares of common stock beneficially owned by Mr. Bryan and 25,000 shares of common stock underlying options that are exercisable as of the date set forth above or within 60 days thereafter.

(5) Includes 50,000 shares of common stock beneficially owned by Mr. Barril and 25,000 shares of common stock underlying options that are exercisable as of the date set forth above or within 60 days thereafter.

(6) Includes 50,000 shares of common stock beneficially owned by Ms. Powers and 25,000 shares of common stock underlying options that are exercisable as of the date set forth above or within 60 days thereafter.

(7)   Includes 50,000 of common stock beneficially owned by William Corn.

(8)   Includes all shares and options described in notes 2 through 8, above.

(9) Includes 489,672 shares of common stock beneficially owned by Walter Jared Frost as trustee for the benefit of The Frost 1987 Revocable Trust dated 9/11/87, 92,000 shares of common stock underlying warrants that are exercisable as of the date set forth above or within 60 days thereafter, and 486,501 shares of common stock underlying two convertible promissory notes that are convertible as of the date set forth above or within 60 days thereafter.

(10) Includes 860,600 shares of common stock beneficially owned by Mr. Venter and 75,000 shares of common stock underlying options that are exercisable as of the date set forth above or within 60 days thereafter. Mr. Venter is the beneficial owner of the above mentioned shares. Such shares are held in the record name of Retnev Trust, for which Mr. Venter is the sole trustee. In connection with the October 2005 Private Placement, the Retnev Trust has pledged 225,000 shares of its common stock as security for the Company's obligations thereunder (see description under the heading "Selling Stockholders"). Effective 23, 2006, the Company appoint Martin Euler as its acting Chief Executive Officer ("CEO") while the Board of Directors seeks a permanent CEO. Mr. Euler replaces Trevor Venter in that position; Mr. Ventor is now president of the Company's Geomatics business, and managing director for its South African operations. Mr. Euler continues as the Company's Chief Financial Officer and Secretary, positions he held since January 2004 and January 2005, respectively.

(11) Includes 860,600 shares of common stock beneficially owned by Mr. Borthwick and 25,000 shares of common stock underlying options that are exercisable as of the date set forth above or within 60 days thereafter. Mr. Borthwick is the beneficial owner of the above mentioned shares. Such shares are held in the record name of Wick Trust, for which Mr. Borthwick is the sole trustee. In connection with the October 2005 Private Placement, the Wick Trust has pledged 225,000 shares of its common stock as security for the Company's obligations thereunder (see description under the heading "Selling Stockholders").

(12) Includes 753,472 shares of common stock beneficially owned by Pointe Capital Limited and 41,272 shares of common stock underlying options that are exercisable as of the date set forth above or within 60 days thereafter.

(13) Includes 1,505,090 shares of common stock underlying convertible notes and 378,700 shares of common stock underlying warrants. Pursuant to the terms of such warrants and the callable secured convertible note, the investor is prohibited from exercising the warrants and/or converting its convertible note to the extent that, upon giving effect to such transactions, such investor would own greater than 4.9% of our then outstanding common stock.

(14) Includes 895,820 shares of common stock underlying convertible notes and 225,400 shares of common stock underlying warrants. Pursuant to the terms of such warrants and the callable secured convertible note, the investor is prohibited from exercising the warrants and/or converting its convertible note to the extent that, upon giving effect to such transactions, such investor would own greater than 4.9% of our then outstanding common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options and warrants as of February 28, 2006. See Note 8 to the consolidated financial statements included in Item. 7: Financial Statements.

                                                                                                Number of securities
                                                                                              remaining available for
                               Number of securities to be                                  future issuance under equity
                                issued upon exercise of      Weighted-average exercise           compensation plans
                                  outstanding options,          price of outstanding       excluding securities reflected
                                  warrants and rights       options, warrants and rights           (in column (a))

       Plan Category                      (a)                            (b)                             (c)
-------------------------------------------------------------------------------------------------------------------------
Equity Compensation plans                     --                          --                               --
approved by security holders
-------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                                4,050,100(1)                    $3.52                          702,850
-------------------------------------------------------------------------------------------------------------------------
  Total                                4,050,100                       $3.52                          702,850
=========================================================================================================================

----------

(1) Includes 1,697,150 options to purchase common stock between $1.30 and $5.00 per share, and 2,352,950 warrants to purchase common stock between $1.50 and $5.00 per share.

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

      In November 2004, Astrata Group received an unsecured advance from an officer/stockholder in the amount of approximately $41,000. This advance accrues interest at LIBOR plus 3% and had an original maturity date of March 1, 2005 with no prepayment restrictions. The maturity date was extended to June 30, 2005. This loan is currently outstanding and the officer/stockholder has agreed to extend the maturity date by providing for payment in full upon demand and converted the interest to 15% per annum. This note is included in advance from stockholders in the accompanying consolidated balance sheet.

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

      In December 2004, we sold a $384,000 convertible demand note to Mr. Frost, who then beneficially owned approximately 6% of our outstanding common stock and had previously lent us $1.5 million on an unsecured basis (see above). Mr. Frost's conversion privilege expires when we have privately issued our common stock for an aggregate of at least $10 million. The principal is due upon fifteen days' written demand, but no later than June 30, 2005. Interest at the rate of 15%, compounded annually, is due and payable concurrently with the principal. In connection with the sale of the note, we granted warrants (which vested and became fully exercisable on the grant date) to Mr. Frost to purchase up to 12,000 shares of our common stock with an exercise price of $5.00 per share. We recorded the warrants as a finance charge of $28,000 using the Black-Scholes option-pricing model to estimate the fair value. The transaction described in this paragraph constituted an exempt offering under Rule 506 of Regulation D to an accredited investor. This loan is currently outstanding. Mr. Frost has verbally agreed to extend the loan, and has not taken nor intends to take any action against the Company until the loan is renewed. Management is confident that a new agreement will be reached in the near future.

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

      During the year ended February 28, 2006, a director of the Company, executive officers of the Company and directors of two wholly-owned subsidiaries of the Company provided unsecured short-term loans for working capital purposes, totalling approximately $711,000. Of this amount, loans of approximately $27,000 are non-interest bearing; $97,000 bears interest at 11% per annum; and $587,000 bears interest at 15% per annum. The loan for $97,000 was paid during the quarter ended November 30, 2005. The $614,000 are demand notes included in advance from stockholders in the accompanying consolidated balance sheet.

Item 13:  Exhibits

Exhibit No.     Description
-------------   ----------------------------------------------------------------
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

Exhibit 10.2 Consultant Agreement between Optron Technologies, Inc. and The Watley Group LLC, dated February 14, 2004 incorporated by reference to Exhibit 10.2 to the Company's Form 10-KSB filed on July 12, 2005.

Exhibit 10.3 Amended and Restated Promissory Note of Astrata Group Incorporated in favor of Walter Jared Frost, dated September 27, 2004 incorporated by reference to Exhibit 10.2 to the Company's Form 10-KSB filed on July 12, 2005.

Exhibit 10.4 Common Stock Purchase Warrant for 48,000 shares of Astrata Group Incorporated common stock in favor of Walter Jared Frost, dated September 27, 2004 incorporated by reference to Exhibit 10.2 to the Company's Form 10-KSB filed on July 12, 2005.

Exhibit 10.5 Registration Rights Agreement between Astrata Group Incorporated and Walter Jared Frost, dated September 27, 2004 incorporated by reference to Exhibit 10.2 to the Company's Form 10-KSB filed on July 12, 2005.

Exhibit 10.6 Common Stock Purchase Warrant for 32,000 shares of Astrata Group Incorporated common stock in favor of Walter Jared Frost, dated November 30, 2004 incorporated by reference to Exhibit 10.2 to the Company's Form 10-KSB filed on July 12, 2005.

Exhibit 10.7 Promissory Note of Astrata Group Incorporated in favor of Walter Jared Frost, dated December 14, 2004 incorporated by reference to Exhibit 10.2 to the Company's Form 10-KSB filed on July 12, 2005.

Exhibit 10.8 Common Stock Purchase Warrant for 12,000 shares of Astrata Group Incorporated common stock in favor of Walter Jared Frost, dated December 14, 2004 incorporated by reference to Exhibit 10.2 to the Company's Form 10-KSB filed on July 12, 2005.

Exhibit 10.9 Registration Rights Agreement between Astrata Group Incorporated and Walter Jared Frost, dated December 14, 2004 incorporated by reference to Exhibit 10.2 to the Company's Form 10-KSB filed on July 12, 2005.

Exhibit 10.10 Form of Astrata Group Incorporated Regulation S Subscription Agreement incorporated by reference to Exhibit 10.2 to the Company's Form 10-KSB filed on July 12, 2005.

Exhibit 10.11 Form of Astrata Group Incorporated Regulation S Common Stock Purchase Warrant Agreement incorporated by reference to Exhibit
                10.2 to the Company's Form 10-KSB filed on July 12, 2005.

Exhibit 10.12 Form of Astrata Group Incorporated Regulation D Subscription Agreement incorporated by reference to Exhibit 10.2 to the Company's Form 10-KSB filed on July 12, 2005.

Exhibit 10.13 Form of Astrata Group Incorporated Regulation D Common Stock Purchase Warrant Agreement incorporated by reference to Exhibit
                10.2 to the Company's Form 10-KSB filed on July 12, 2005.

Exhibit 10.14 Engagement Letter among Westminster Securities Corporation, Rodman & Renshaw, LLC, and Astrata Group Incorporated, dated March 2, 2005 incorporated by reference to Exhibit 10.2 to the Company's Form 10-KSB filed on July 12, 2005.

Exhibit 10.15 Co-Placement Agents Agreement among Westminster Securities Corporation, Rodman & Renshaw, LLC, and Astrata Group Incorporated, dated March 2, 2005 incorporated by reference to
                Exhibit 10.2 to the Company's Form 10-KSB filed on July 12,
                2005.

Exhibit 10.16 Medium Term Loan Facility Agreement between Pointe Capital Limited and Astrata Europe Ltd, dated August 1, 2004 incorporated by reference to Exhibit 10.2 to the Company's Form 10-KSB filed on July 12, 2005.

Exhibit 10.17 Registration Rights Agreement between Pointe Capital Limited and Astrata Group Incorporated, dated November 2004 incorporated by reference to Exhibit 10.2 to the Company's Form 10-KSB filed on July 12, 2005.

Exhibit 10.18 Letter of Instruction and Amendment to Medium Term Loan Facility between Pointe Capital Limited and Astrata Group Incorporated, dated February 2, 2005 incorporated by reference to Exhibit 10.2 to the Company's Form 10-KSB filed on July 12, 2005.

Exhibit 10.19 Form of short-term Convertible Promissory Note of Astrata Group Incorporated, dated February 22, 2005 incorporated by reference to Exhibit 10.2 to the Company's Form 10-KSB filed on July 12, 2005.

Exhibit 10.20 Form of short-term conversion Warrant to Purchase Shares of Astrata Group Incorporated common stock, dated February 22, 2005 incorporated by reference to Exhibit 10.2 to the Company's Form 10-KSB filed on July 12, 2005.

Exhibit 10.21 Warrants for 21,000 shares of Astrata Group Incorporated common stock in favor of Westminster Securities Corporation, dated February 28, 2005 incorporated by reference to Exhibit 10.2 to the Company's Form 10-KSB filed on July 12, 2005.

Exhibit 10.22 Form of standard Warrant to Purchase Shares of Astrata Group Incorporated common stock, dated February 2005 incorporated by reference to Exhibit 10.2 to the Company's Form 10-KSB filed on July 12, 2005.

Exhibit 10.23 Acquisition Agreement between Optron (Pty) Ltd. and Nanini 209 CC (SureTrack), dated June 3, 2004 incorporated by reference to
                Exhibit 10.2 to the Company's Form 10-KSB filed on July 12,
                2005.

Exhibit 10.24 Addendum to Acquisition Agreement between Optron (Pty) Ltd. and Nanini 209 CC (SureTrack), dated January 5, 2005 incorporated by reference to Exhibit 10.2 to the Company's Form 10-KSB filed on July 12, 2005.

Exhibit 10.25 Share Sale Purchase Agreement between Astrata (Malaysia) Sdn Bhd (Co. No. 645257-D), Astrata Geotrax Sdn Bhd (Co. No. 645151-M) and Geotrax Technologies Sdn Bhd (Co. No. 519403A), dated February 28, 2005 incorporated by reference to Exhibit 10.2 to the Company's Form 10-KSB filed on July 12, 2005.

Exhibit 10.26 Form of Private Placement Subscription Agreement incorporated by reference to Exhibit 10.2 to the Company's Form 10-KSB filed on July 12, 2005.

Exhibit 10.27 Form of Private Placement Warrant to purchase shares of Astrata Group Incorporated common stock incorporated by reference to
                Exhibit 10.2 to the Company's Form 10-KSB filed on July 12,
                2005.

Exhibit 21.1 Subsidiaries of Astrata Group Incorporated incorporated by reference to Exhibit 10.2 to the Company's Form 10-KSB filed on July 12, 2005.

Exhibit 23*     Consent of Squar, Milner, Reehl & Williamson, LLP

Exhibit 31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 32.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

----------
* Filed herewith

Item 14:  Principal Accountant Fees and Services

Audit Fees

      The aggregate fees billed by our auditors for professional services rendered in connection with a review of the consolidated financial statements included in our fiscal 2006 quarterly reports on Form 10-QSB and the audit of our consolidated financial statements for the year ended February 28, 2006 were approximately $253,500.

Audit-Related Fees

      Our auditors did bill additional fees of $112,000 for assurance and related services that are reasonably related to our Form SB-2 registration statement (and amendments thereof) filed with the SEC.

Tax Fees

      The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were zero for the fiscal year ended February 28, 2006.

All Other Fees

      The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal year ended February 28, 2006 is approximately $10,500.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astrata Group Incorporated


By: /S/ MARTIN EULER                                         Date: July 17, 2006
    --------------------------------------
    Martin Euler
    Chief Executive Officer,
    Chief Financial Officer and Secretary

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                    Title                  Date
-----------------------   --------------------------   -------------


/S/ ANTHONY HARRISON         Chairman of the Board     July 17, 2006
-----------------------
Anthony Harrison


/S/ MARTIN EULER           Chief Executive Officer,    July 17, 2006
-----------------------    Chief Financial Officer,
Martin Euler               Secretary, and Director


/S/ ANTHONY J.A. BRYAN    Vice Chairman of the Board   July 17, 2006
-----------------------
Anthony J.A. Bryan


-----------------------            Director
Paul Barril


/S/ STEFANIE POWERS                Director            July 17, 2006
-----------------------
Stefanie Powers


/S/ WILLIAM EDWARD CORN            Director            July 17, 2006
-----------------------
William Edward Corn

EXHIBIT INDEX

Exhibit 23     Consent of Squar, Milner, Reehl & Williamson, LLP

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.