Form 10QSB
period 2006-05-31
ASTRATA GROUP INC
filed 2006-08-04
CIK 1071157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended: May 31, 2006


[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-32475

                           ASTRATA GROUP INCORPORATED
                 (Name of small business issuer in its charter)

               NEVADA                                84-1408762
     ---------------------------          ----------------------------------
    (State or other jurisdiction         (I.R.S. Employer Identification No.)
  of incorporation or organization)


1801 CENTURY PARK EAST, SUITE 1830, LOS ANGELES, CALIFORNIA        90067-2320
-----------------------------------------------------------        ----------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 24, 2006: 13,276,522

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
Part I - Financial Information

      Item 1  Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheet as of
               May 31, 2006                                                  F-1

              Condensed Consolidated Statements of Operations
               and Comprehensive Loss for the three months
               ended May 31, 2006 and 2005                                   F-2

              Condensed Consolidated Statements of Cash Flows
               for the three months ended May 31, 2006
               and 2005                                                      F-3

              Notes to Condensed Consolidated Financial Statements           F-4

      Item 2  Management's Discussion and Analysis or Plan of Operation       1

      Item 3  Controls and Procedures                                         9

Part II - Other Information

      Item 1  Legal Proceedings                                              10

      Item 1A Risk Factors                                                   10

      Item 2  Unregistered Sales of Equity Securities and Use of Proceeds    13

      Item 3  Defaults upon Senior Securities                                13

      Item 4  Submission of Matters to a Vote of Security Holders            13

      Item 5  Other Information                                              13

      Item 6  Exhibits                                                       14

                         PART I - FINANCIAL INFORMATION


Item 1:  Condensed Consolidated Financial Statements (Unaudited)


      These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission (the "SEC") instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation, which (except where stated otherwise) consisted only of normal recurring adjustments, have been included. Operating results for the interim period ended May 31, 2006 are not necessarily indicative of the results anticipated for the entire fiscal year ending February 28, 2007. This report should be read in conjunction with the Company's February 28, 2006 annual report on Form 10-KSB filed with the SEC on July 18, 2006.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (UNAUDITED) MAY 31, 2006


                                 ASSETS
Current assets:

     Cash and cash equivalents                                $    251,261

     Trade and other receivables, net                            1,105,498

     Inventories                                                   305,796

     Deferred financing costs, net                                  88,829

     Other assets                                                  239,213

     Current assets held for sale                                3,350,480
                                                              ------------

Total current assets                                             5,341,077

Other assets held for sale                                       1,073,777

Property and equipment, net                                        616,256

Goodwill                                                           300,000

Investment in and advances to affiliate                             60,973
                                                              ------------
Total assets                                                  $  7,392,083
                                                              ============
                 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                         $  5,850,012
     Salaries and benefits payable to officers and
     directors                                                   1,548,629

     Registration rights penalties                                 994,655

     Derivative warrant liability                                  445,600

     Interest payable                                              578,593

     Line of credit                                                107,238

     Income taxes payable                                           18,904

     Notes payable to stockholders                               2,610,173

     Advances from stockholders                                    671,311

     Liabilities related to assets held for sale                 5,051,724

     Redeemable preferred stock of subsidiary                      456,380

     Current portion of long-term liabilities                       31,493
                                                              ------------
Total current liabilities                                       18,364,712

Debenture, net                                                     287,957

Long-term liabilities                                               36,042

Deferred tax liability                                               5,618

Other liabilities related to assets held for sale                  164,477
                                                              ------------
Total liabilities                                               18,858,806
                                                              ------------
Minority interest
                                                                    40,449
Commitments and contingencies
Stockholders' deficit:
     Preferred stock, $0.0001 par value, 10,000,000 shares

       authorized, none issued or outstanding                           --
     Common stock, $0.0001 par value, 40,000,000 shares

       authorized, 12,841,595 shares issued and outstanding          1,284
     Additional paid-in capital, net                            13,803,214

     Deferred compensation cost                                   (252,750)
     Accumulated deficit                                       (25,045,906)

     Accumulated other comprehensive loss                          (13,014)
                                                              ------------
Total stockholders' deficit                                    (11,507,172)
                                                              ------------
Total liabilities and stockholders' deficit                   $  7,392,083
                                                              ============


  See accompanying notes to these condensed consolidated financial statements.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
                FOR THE THREE MONTHS ENDED MAY 31, 2006 AND 2005
                                   (UNAUDITED)


                                                                          2006              2005
                                                                      ------------      ------------
Net sales                                                             $    426,338      $    455,238
Cost of goods sold                                                         304,688           256,527
                                                                      ------------      ------------
Gross profit                                                               121,650           198,711
Other selling, general and administrative expenses                       1,541,016         1,984,797
Stock-based compensation                                                   463,707                --
                                                                      ------------      ------------
Operating (loss)                                                        (1,883,073)       (1,786,086)
                                                                      ------------      ------------
Other income (expense):
     Interest expense                                                     (228,890)         (494,641)
     Change in fair value of derivative warrant liability                  284,996                --
     Other income                                                              316               643
                                                                      ------------      ------------
Total other (expense) income                                                56,422          (493,998)
                                                                      ------------      ------------

(Loss) before minority interest                                         (1,826,651)       (2,280,084)
Minority interest                                                             (335)           19,637
Equity in net (loss) of affiliate                                          (11,761)               --
                                                                      ------------      ------------
Net (loss) from continuing operations                                   (1,838,747)       (2,260,447)
(Loss) on discontinued operations, net of tax                             (931,174)         (523,287)
                                                                      ------------      ------------
Net (loss)                                                            $ (2,769,921)     $ (2,783,734)
                                                                      ============      ============

Comprehensive (loss) and its components consist of the following:
     Net (loss)                                                       $ (2,769,921)     $ (2,783,734)
     Foreign currency translation
     adjustment, net of tax                                                (83,520)         (165,056)
                                                                      ------------      ------------
Comprehensive (loss)                                                  $ (2,853,441)     $ (2,948,790)
                                                                      ============      ============

(Loss) per common share basic and diluted:
     Continuing operations                                            $      (0.15)     $      (0.19)
     Discontinued operations                                                 (0.07)            (0.05)
                                                                      ------------      ------------
                                                                      $      (0.22)     $      (0.24)
                                                                      ============      ============

Weighted average common shares outstanding:
     Basic and diluted                                                  12,676,878        11,713,604
                                                                      ============      ============


   See accompanying notes to these condensed consolidated financial statements.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MAY 31, 2006 AND 2005
                                   (UNAUDITED)




                                                           2006           2005
                                                                      (As Restated)
                                                        -----------    -----------

CASH FLOW FROM OPERATING ACTIVITIES:
     Net loss                                           $(2,769,921)   $(2,783,734)
     Adjustments to reconcile net loss to net
     cash (used in) operating activities:

        Loss (gain) on sale of property and equipment         2,405         (4,814)

        Depreciation and amortization                       182,413        227,427

        Loss on early termination of lease                  101,886             --

        Amortization of deferred compensation cost          100,125         93,750

        Deferred finance costs and debt discount           (160,568)       358,025

        Issuance of stock for services                       38,251         74,375

        Issuance of stock for compensation                  463,707             --

        Equity in net loss of affiliate                      11,761          9,965

        Minority interest                                       335        (19,636)

        Deferred income taxes                                    --        (15,593)

        Unrealized foreign currency exchange gain           (16,922)      (113,940)
     Changes in operating assets and liabilities:

        Accounts receivable                              (1,639,608)      (485,466)

        Inventories                                         156,423       (199,090)

        Other assets                                        (25,109)        70,310

        Accounts payable and accrued liabilities          2,407,137        918,422

        Taxes payable                                        18,904             --

        Deferred tax liability                              (21,097)            --
                                                        -----------    -----------

Net cash used in operating activities                    (1,149,878)    (1,869,999)
                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property and equipment                     (52,372)      (185,984)

     Proceeds from sale of assets                            36,978         14,899

     Investment in affiliates                               (23,993)       (61,532)

     Cash of acquired company                                (1,499)            --
                                                        -----------    -----------

Net cash used in investing activities                       (40,886)      (232,617)
                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayment of line of credit                                 --       (146,992)

     Repayment of long term liabilities                     (14,968)        (8,787)

     Repayment of bridge loan                                    --     (1,500,000)

     Proceeds from lines of credit, net                     629,095             --

     Proceeds from advances by stockholders                 330,340        340,181

     Proceeds from issuance of common stock                      --      3,073,234
                                                        -----------    -----------

Net cash provided by financing activities                   944,467      1,757,636
                                                        -----------    -----------



                                                           2006           2005
                                                                      (As Restated)
                                                        -----------    -----------
Effect of foreign currency translation

     on cash and cash equivalents                            61,026        (51,244)

Net (decrease) in cash and cash equivalents                (185,271)      (396,224)

Cash and cash equivalents at beginning of period            436,532      1,281,064
                                                        -----------    -----------

Cash and cash equivalents at end of period              $   251,261    $   884,840
                                                        ===========    ===========

Cash paid during the period for:

     Interest                                           $     2,339    $    60,516
                                                        ===========    ===========
     Income taxes

                                                        $        --        $    --
                                                        ===========    ===========




              See the accompanying notes for information on other
                  non-cash investing and financing activities.

  See accompanying notes to these condensed consolidated financial statements


                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2006 AND 2005
                                   (UNAUDITED)

1.    ORGANIZATION AND NATURE OF OPERATIONS

Organization

      Astrata Group Incorporated ("Astrata Group") and subsidiaries (sometimes hereinafter collectively referred to as the "Company," "we," and "our") operates in the Telematics sector of the Global Positioning System ("GPS") industry. Our expertise is focused on advanced location-based IT products and services that combine positioning, wireless communications, and information technologies. We provide advanced positioning products, as well as monitoring and airtime services to commercial and governmental entities in a number of markets including homeland security, public safety, transportation and construction.


      Examples of our products and services include positioning and IT technology for remote asset management and associated telematics products, field data collection equipment, and products and airtime communications services for high volume track and trace applications. Positioning technologies employed by us include GPS and inertial navigation systems. Communication techniques employed by us include GSM ("Global System for Mobile Telecommunications") cellular and satellite communications.


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

Liquidity and Going Concern Considerations


      The accompanying condensed consolidated financial statements have been prepared assuming we will continue in our present form, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. For the quarter ended May 31, 2006, we had a net loss of approximately $2.8 million and negative cash flow from operating activities of approximately $1.1 million. In addition, we had a working capital deficit of approximately $13.0 million as of May 31, 2006.


      Because of the Company's financial condition, our independent public accountants included a going concern paragraph in their audit report on our February 28, 2006 consolidated financial statements. The going concern paragraph states that there is substantial doubt about the Company's ability to continue as a going concern. Such financial statements and the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern (based upon management's plans discussed herein) which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the aforementioned financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

      In the first quarter of fiscal 2007, management revised our business plan to focus on the more developed markets in Europe, South East Asia and North America. As our core strategic direction is now to focus on the telematics market rather than the geomatics market, the Company entered into discussions regarding the sale of the geomatics business. The sale of this business, which was disclosed as a subsequent event in the February 28, 2006 Form 10-KSB filed July 18, 2006, and the winding down of our remaining South African operations will yield annual savings of approximately $5.8 million, or 41% of the Company's annual selling, general and administrative expenses with an associated headcount reduction of over 120 members of staff, a Company-wide reduction of about 60%. The Company is now in separate discussions for an equity raise; however, until these discussions have further matured, their success (if any) cannot be reliably determined.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2006 AND 2005
                                   (UNAUDITED)

      The Company's capital requirements depend on numerous factors, including the rate of market acceptance of the Company's products and services, the Company's ability to service its customers, the ability to maintain and expand our customer base, the level of resources required to expand the Company's marketing and sales organization, finance research and development activities and other factors. As more fully explained elsewhere herein, management presently believes that cash generated from operations, combined with the Company's current credit facilities and the debt and/or equity financing proposals now under consideration, will be sufficient to meet the Company's anticipated liquidity requirements through May 2007.

      Management is projecting growth in telematics sales during fiscal 2007, and has already announced a single order in this sector valued at approximately $17 million. Additional major contracts are under negotiation, but at this time there can be no assurances regarding the ultimate success of these negotiations. In order for us to fund our operations and continue this growth plan, substantial additional funding will be required from external sources.

2.    CERTAIN SIGNIFICANT ACCOUNTING POLICIES


      The significant accounting policies presented below are designed to assist in understanding the Company's consolidated financial statements. Such consolidated financial statements and these notes are the representation of the Company's management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying condensed consolidated financial statements.

      The accounting policies described in the following paragraphs should be read in conjunction with the Company's February 28, 2006 annual report on Form 10-KSB (filed with the SEC on July 18, 2006), which includes all of the Company's significant accounting policies.


Principles of Consolidation

      The condensed consolidated financial statements include the accounts of Astrata Group Incorporated and its majority-owned subsidiaries in which it has a controlling financial interest. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Concentrations


      The financial instrument that potentially exposes the Company to a concentration of credit risk principally consists of cash. The Company deposits its cash with high credit financial institutions, principally in the Republic of South Africa. This country does not have any institutional depository insurance comparable to the United States, which insures bank balances up to $100,000. At May 31, 2006, the Company's bank balances approximated $370,000. The Company had approximately $13,000 in bank accounts in the U.S., which is covered by the Federal Deposit Insurance Corporation limit of $100,000.


      The Company does not require collateral from its customers, but performs ongoing credit evaluations of its customers' financial condition. Credit risk with respect to the accounts receivable is limited because of the large number of customers included in the Company's customer base and the geographic dispersion of those customers. The Company also performs periodic reviews of collectability and provides an allowance for doubtful accounts receivable. Management considers the allowance for doubtful accounts receivable at May 31, 2006 of approximately $86,000 to be adequate.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2006 AND 2005
                                   (UNAUDITED)

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

Deferred Financing Costs


      Direct costs of securing debt financing are capitalized and amortized over the term of the related debt using the straight-line method. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. During the quarter ended May 31, 2006 and 2005, the Company recorded approximately $9,000 and $227,000, respectively, of finance charges in relation to the unamortized portion of deferred financing costs for certain debt that was refinanced.


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

      As of May 31, 2006, management has determined that no new impairment indicators exist and therefore, no adjustments have been made to the carrying values of long-lived assets held for sale or held and used. There can be no assurance, however, that market conditions will not change or demand for the Company's services and products will continue which could result in impairment of long-lived assets in the future.

      Long-lived assets (including goodwill and other intangible assets) that have not been reported as "held for sale" at May 31, 2006 are being held and used as of that date.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2006 AND 2005
                                   (UNAUDITED)

Discontinued Operations

      In accordance with SFAS No. 144, the Company accounts for the results of operations of a component of an entity that has been disposed of or that meets all of the "held for sale" criteria as discontinued operations, if (a) the component's operations and cash flows have been (or are to be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and
(b) the Company did not have any significant continuing involvement in the operations of the component after the disposal transaction. When the applicable criteria are met, the component is classified as "held for sale" and its operations are reported as discontinued operations (See Note 10).


      The accompanying condensed consolidated statement of operations for the quarter ended May 31, 2005 has been reclassified to separately report the discontinued operations discussed above.


Revenue Recognition

General


      Except as described in "Contract Accounting" below, the Company's revenues are recorded in accordance with the SEC's Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.


Sales as a Distributor

      Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents (and customer acceptance criteria, when applicable) are used to verify delivery. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction, and whether the sales price is subject to refund or adjustment. The Company assesses collectability based primarily on the credit worthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history.

      In the Company's Telematics operations, orders are generally shipped free-on-board shipping point, which means that such orders are recognized as revenue when the product is delivered to the carrier (shipped). Free-on-board shipping point also means that the customer bears all costs and risks of loss or damage to the goods prior to their receipt.

Contract Accounting

      The Company accounted for the government contract described in Note 7 under AICPA Statement of Position ("SOP") 81-1 using the percentage-of-completion method. Product delivery and installation were separate deliverables under the terms of the contract, and the related revenue was not recognized until the necessary activities were completed. Under SOP 81-1 accounting, the stage of completion is estimated by whichever of the following methods is considered most indicative of the physical completion under the circumstances of the specific transaction: a survey of the work performed, services completed as a percentage of total services required by the agreement, or costs incurred to date as a percentage of management's most recent estimate of total costs to be incurred under the related contract or other agreement.

      Amounts which are billable under the terms of a contract may not reflect earned revenue under this accounting policy. Thus, invoiced amounts that have not been earned are reported as a liability in the Company's consolidated balance sheet.

Services Revenue

      Our Telematics business has a technical team responsible for effecting installations and upgrades, and training clients on installation and supporting them on an ongoing basis. We do not earn revenue for training or software/firmware upgrades, but we do charge for non-warranty repairs and installation; however, this revenue is not material.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2006 AND 2005
                                   (UNAUDITED)

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

Research and Development Costs

      Research and development costs relating to GPS positioning hardware and software systems (including the Astrata "Geo-Location Platform") to be sold or otherwise marketed that are incurred before technological feasibility of the product has been established and after general release of the product to customers are expensed as incurred.

      Management believes that technological feasibility is not established until a beta version of the software product exists. Historically, costs incurred during the period from when a beta version is available until general release to the public have not been material. Accordingly, the Company has not capitalized any computer software development costs.

Stock-Based Compensation

      Effective March 1, 2006, the Company adopted the provisions of SFAS No. 123-R, "Share-Based Payment," ("SFAS No. 123-R"). SFAS No. 123-R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award. The company previously accounted for awards granted under its equity incentive plan under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended. The exercise price of options is equal to the market price of the Company's common stock (defined as the closing price as quoted on the Over-the-Counter Bulletin Board administered by Nasdaq) on the date of grant. Accordingly, no share-based compensation was recognized in the financial statements prior to March 1, 2006.

      Under the modified prospective method of adoption for SFAS No. 123-R, the compensation cost recognized by the company beginning March 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of March 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to March 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

      Options granted by the Company generally expire five years from the grant date. Options granted to existing and newly hired employees generally vest over a three-year period from the date of grant. The effects of share-based compensation resulting from the application of SFAS No. 123-R to options granted under the Company's equity incentive plan resulted in an expense of approximately $464,000 for the quarter ended May 31, 2006. This expense was recorded as stock compensation in the accompanying May 31, 2006 condensed consolidated statement of operations.


      Share-based compensation recognized as a result of the adoption of SFAS No. 123-R as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123-R use the Black-Scholes option pricing model for estimating fair value of options granted under the Company's equity incentive plan.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2006 AND 2005
                                   (UNAUDITED)

      The following table summarizes the effect of share-based compensation resulting from the application of SFAS No. 123-R to options granted under the Company's equity incentive plan:

                                                     Three Months Ended
                                                           May 31,
                                                            2006
                                                         ----------


General and administrative                                 $(463,707)
                                                           =========
Net share-based compensation effect
   in net loss from continuing operations                  $(463,707)
                                                           =========

Basic and diluted loss per common share                    $   (0.04)
                                                           =========



      In accordance with SFAS No. 123-R, the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after February 28, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the first quarter of fiscal 2007 was insignificant.

      Pro forma information required under SFAS No. 123 for periods prior to fiscal 2007 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company's equity incentive plan was as follows:




                                                      Three Months Ended
                                                            May 31,
                                                             2005
                                                          -----------

Net loss as reported                                      $(2,783,734)
   Less: Total stock-based employee compensation
    expense determined under the Black-Scholes
    option pricing model, net of tax                         (435,962)*
                                                          -----------
Pro forma net loss                                        $(3,219,696)
                                                          ===========

Basic and diluted loss per common share:
   As reported                                            $     (0.24)
                                                          ===========
   Pro forma                                              $     (0.27)
                                                          ===========

      * This amount has been revised to correct the information previously reported in the Company's May 31, 2005 Form 10-QSB filed with the SEC on July 17, 2005.

      The table immediately above includes compensation expense related to stock options granted to employees during fiscal 2006 and 2005. Pro forma compensation expense reported in the above table is generally based on the vesting provisions in the related stock option grants.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2006 AND 2005
                                   (UNAUDITED)

      The following weighted average assumptions were used as applicable in the above tables:


                                             Three Months Ended
                                                   May 31
                                       ------------------------------
                                          2006                2005
                                       ----------          ----------
         Annual dividends                 zero                zero
         Expected volatility              133%                140%
         Risk free interest rate          3.7%                 3%
         Expected life                 3.5 years            3.5 years

      The expected volatility is based on the historical volatility. The expected life of options granted is based on the "simplified method" described in the SEC's Staff Accounting Bulletin No. 107 due to changes in the vesting terms and contractual life of current option grants compared to the Company's historical grants.


      Options outstanding that have vested and are expected to vest as of May 31, 2006 are as follows:


                                                      Weighted
                                         Weighted      Average
                                         Average      Remaining      Aggregate
                             Number of   Exercise    Contractual     Intrinsic
                              Shares      Price     Term in Years    Value (1)
---------------------------  ---------   --------   -------------    ---------

Vested                         532,383    $  3.76        3.7          $13,333
Expected to vest             1,264,767       3.76        3.7           46,667
                           -----------                               --------
     Total                   1,797,150                                $60,000
                            ===========                              ========

(1) These amounts represent the difference between the exercise price and $1.40, the closing market price of the Company's common stock on May 31, 2006 as quoted on the Over-the-Counter Bulletin Board under the symbol "ATTG" for all in-the-money options outstanding.


Options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of SFAS No. 123-R, which are estimated when compensation costs are recognized. Additional information with respect to stock option activity is as follows:


                                                   Outstanding Options
                                           -------------------------------------
                               Shares                   Weighted       Aggregate
                             Available     Number of     Average       Intrinsic
                             for Grant     Shares     Exercise Price   Value (1)
---------------------------  ---------     ------     --------------   ---------
February 28, 2006               602,850   1,797,150      $ 3.76        $ 450,000
                                                                       =========
Grants                               --          --          --
Exercises                            --          --          --
Cancellations                        --          --          --
                             ----------  ----------      ------
May 31, 2006                    602,850   1,797,150      $ 3.76        $  60,000
                             ==========  ==========      ======        =========

Options exerciseable at:
February 28, 2006                          482,383       $ 3.76
May 31, 2006                               532,383         3.76




-----------
(1) Represents the difference between the exercise price and the February 28, 2006 or May 31, 2006 market price of the Company's common stock.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2006 AND 2005
                                   (UNAUDITED)

Recently Issued Accounting Pronouncements


      Neither the Financial Accounting Standards Board (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants nor the SEC have issued any accounting pronouncements since the Company filed its February 28, 2006 Form 10-KSB on July 18, 2006 that are believed by management to have a material impact on the Company's present or future consolidated financial statements.



3.    INVENTORY

      Inventories consisted of the following as of May 31, 2006:

                       Europe         Asia         Total
                      --------      --------      --------
Raw materials         $     --      $     --      $     --
Work in progress            --            --            --
Finished goods         155,801       149,995       305,796
                      --------      --------      --------
     Totals           $155,801      $149,995      $305,796
                      ========      ========      ========


4.    NOTES PAYABLE TO STOCKHOLDER


      During the quarter ended May 31, 2006, the Company received working capital loans from a stockholder of approximately $351,000. The loans are repayable on demand and carry an annual interest rate of 15%.


5.    OTHER DEBT TRANSACTIONS

Lines of Credit


      Astrata South Africa (Pty) Limited ("Astrata SA") has secured a line of credit for use in its South Africa operations. The line of credit is secured by certain trade accounts receivable and allows for funding up to 70% of the outstanding accounts receivable with a maximum of approximately $1.7 million. Interest on the outstanding balance is charged at the current prime rate in South Africa (10.5% as of May 31, 2006). The outstanding balance is approximately $1,226,000 as of May 31, 2006, and approximately $1,119,000 of such balance is included in "liabilities related to assets held for sale" in the accompanying condensed consolidated balance sheet.


      In June 2005, Astrata SA obtained a R7,000,000 line of credit from a South African finance company. This revolving facility is repayable within sixty days of funding with interest at 2% above the South African prime rate plus a 3% fee on each advance, and is secured by subordination of certain intercompany liabilities of Astrata SA and its subsidiary, and a bond secured by certain assets (up to R12,000,000) of the Company's South African subsidiaries. The outstanding balance is approximately $464,000 as of May 31, 2006, and is included in "liabilities related to assets held for sale" in the accompanying condensed consolidated balance sheet.


      See Note 10 and the "Sale of Geomatics Business in South Africa" section of Note 11 for additional information regarding the line of credit discussed in the preceding paragraph.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2006 AND 2005
                                   (UNAUDITED)

Debt Financing Transaction

      In October 2005, the Company completed a private placement financing transaction and agreed to issue secured convertible notes payable to a group of accredited investors in the total amount of $2,170,000. The Company received $700,000 in cash on October 7, 2005, and $500,000 on November 22, 2005. The remaining $550,000 of net proceeds has been placed in an escrow account and will be released when the related registration statement (see below) is declared effective by the SEC. These notes payable, which are due October 2008, are convertible into shares of the Company's common stock at any time at the holder's option at a price of $0.78 per share.

      In connection with the above, the creditors/warrant holders (hereinafter collectively referred to as "the investors") in the October 2005 debt financing transaction (the "debt financing transaction") have certain registration rights for the common stock underlying both the warrants and the convertible debt. On October 27, 2005, the Company satisfied the filing-date deadline (which was November 21, 2005) by filing the second amendment of its Form SB-2 registration statement. See Note 7 for a discussion of accounting for the contractual financial penalties associated with the investors' other registration rights.

      Because of the debt financing transaction described above, the exercise prices of certain warrants outstanding at February 28, 2006 have been reduced pursuant to anti-dilution contractual requirements. As a result of the same transaction, the conversion prices of the $1.5 million convertible note payable to a stockholder issued in September 2004 (as amended in November 2004) and a $384,000 convertible note payable issued to the same stockholder in December 2004 have been reduced pursuant to anti-dilution contractual requirements.

      The combined effect of the adjustments described in the preceding paragraph and of similar adjustments relating to previous transactions is summarized as follows:

                                                          Exercise or Conversion
                                                             Price Per Share
                                                           -------------------
                                                           Original  Adjusted
                                                            Amount    Amount
                                                           -------   ---------
48,000 warrants outstanding at February 28, 2005           $  2.00   $  1.74

580,148 warrants outstanding at February 28, 2005             5.00      3.91

1,043,106 warrants issued in April/May 2005                   3.50      2.87

Other warrants issued after February 28, 2005:

     108,196 warrants                                         5.00      3.91

     4.955 warrants                                           3.50      2.87

$1,884,000 of convertible debt
 outstanding at February 28, 2006                             5.00      3.91

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2006 AND 2005
                                   (UNAUDITED)

6.    EQUITY TRANSACTIONS

Issuance of Common Stock and Other Equity Instruments

      During the quarter ended May 31, 2006, the Company issued 169,600 shares of its common stock to satisfy a liability for services provided by consultants. Such shares were valued at approximately $343,000 (estimated to be the fair value based on the trading price on the issuance date). The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

      During the quarter ended May 31, 2006, the Company issued 25,000 shares of its common stock in exchange for services provided by consultants. Such shares were valued at approximately $38,000 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). Such amount was recorded as compensation expense and included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

7.    OTHER COMMITMENTS AND CONTINGENCIES

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


Operating Leases

      The Company occupies facilities under operating lease agreements expiring on various dates through August 2011. Certain leases include future rental escalations and renewal options. As of May 31, 2006, minimum payments under operating leases approximated the following for the fiscal years ending February 28/29 listed below:


                        2008      $    503,038
                        2009           343,635
                        2010           366,811
                        2011           333,303
                  Thereafter             3,527
                                 -------------
                                  $  1,550,314
                                 =============


      The Centurion, South African facilities were divested with the Geomatics business in South Africa effective June 1, 2006 and the Stellenbosch facilities were released in the second quarter of fiscal 2007. This will reduce the future lease commitments by approximately 80% of the fiscal amounts in the above table.


      Rent expense approximated $140,000 and $187,000 for the three months ended May 31, 2006 and May 31, 2005, respectively.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2006 AND 2005
                                   (UNAUDITED)

Government Contract


      In December 2004, a subsidiary of the Company was awarded a fixed-price contract to provide the Singapore government's Civil Defense Force (the "SCDF") with software and hardware in an integrated control system designed to provide real-time tracking (the "System") of vehicles that are authorized to transport hazardous materials within the country. The contract amount approximates 2.0 million Singapore dollars, or about $1.2 million as of May 31, 2005 (the "Contract"). During the quarter ended May 31, 2005, the Company recognized revenue on the Contract of approximately $0.1 million.


      In the opinion of management, the Contract was completed on or before September 30, 2005 (the required contractual completion date) in accordance with its terms. Thus, it is not presently expected that the Company will be assessed any liquidated damages (which are limited to 10% of the Contract price) for late completion. SCDF has the right to withhold the final 10% of the Contract price (the "retention") until approximately sixteen months after the System has completed certain acceptance tests specified in the Contract; such tests were successfully completed in late December 2005; as of May 31, 2006, the Company had not collected the retention. The Company is obligated to warrant the System for a one-year period beginning approximately fourteen weeks after the System has passed all of the aforementioned acceptance tests. The time frames described in the preceding two sentences assume that the "performance guarantee period" (as defined) is not extended beyond the original time specified in the Contract.

     SCDF also has the right to audit all of the Company's subsidiaries which provided goods or services under the Contract in order to ensure that there was appropriate internal control and compliance with the terms of the Contract.

Registration Rights Penalties

      The Company is contractually liable for certain penalties because its registration statement (on Form SB-2) was not declared effective by the SEC by the deadline dates. Based on the estimated effective date of such registration statement and the effectiveness-date contractual deadlines, as of May 31, 2006 the Company has accrued estimated penalties of approximately $995,000 relating to the October 2005 debt financing transaction discussed in Note 5 and the April/May 2005 sale of equity units.

Other Matters


      From June 1, 2006 to July 31, 2006, the South African Rand weakened against the U.S. dollar by approximately 2.5%.



8.    SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

      Until June 2006, the Company operated in the following two reportable segments:

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

      As more fully explained in Note 11, the Company exited the Geomatics segment in June 2006. See Note 10 for information about assets held for sale and related liabilities in connection with discontinued operations.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2006 AND 2005
                                   (UNAUDITED)

Telematics

      Products, accessories and services related to the business of remote monitoring of assets (including track-and-trace) whereby position, attributes, status and communication are involved.

      Because of the discontinued operations described in the Notes referenced in "Geomatics" immediately above, revenues (from continuing operations) reported in the accompanying condensed consolidated statements of operations relate exclusively to the Company's Telematics operations. Thus, management has not reported the segment information otherwise required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

      Certain condensed geographic information is presented below including property and equipment, revenues, gross profit (loss) and operating loss:


For the three months ended May 31, 2006:

                 Property and                   Gross
                  Equipment,                    Profit       Operating     Operating
                     net         Revenue        (Loss)       Expenses        (Loss)
                 -----------   -----------   -----------    -----------   -----------
Asia             $   391,235   $   364,888   $   172,007    $   425,658   $  (253,651)
United States          2,346             -             -      1,137,586    (1,137,586)
Western Europe       222,675        61,450       (50,357)       441,479      (491,836)
                 -----------   -----------   -----------    -----------   -----------
Total            $   616,256   $   426,338   $   121,650    $ 2,004,723   $(1,883,073)
                 ===========  ============   ===========    ===========   ===========


For the three months ended May 31, 2005:

                 Property and                   Gross
                  Equipment,                    Profit       Operating     Operating
                     net         Revenue        (Loss)       Expenses        (Loss)
                 -----------   -----------   -----------    -----------   -----------
Asia             $   390,291   $   450,106   $   200,844    $   574,809   $  (373,965)
United States          4,693            --            --        476,349      (476,349)
Western Europe       325,749         5,132        (2,133)       933,639      (935,772)
                 -----------   -----------   -----------    -----------   -----------
Total            $   720,733   $   455,238   $   198,711    $ 1,984,797   $(1,786,086)
                 ===========   ===========   ===========    ===========   ===========

               See Note 3 for geographic information on inventory.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2006 AND 2005
                                   (UNAUDITED)

9.    LOSS PER COMMON SHARE


      The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the three months ended May 31, 2006 and 2005:

                                                             Three Months  Three Months
                                                                Ended          Ended
                                                             May 31, 2006   May 31, 2005
                                                             -----------    ------------
Numerator for basic and diluted loss per common share:
     Net loss from continuing operations charged to
         common shareholders                                $ (1,838,747)   $ (2,260,447)
                                                             ===========    ============
     Total net loss charged to common shareholders            (2,769,921)     (2,783,734)
                                                             ===========    ============

Denominator for basic and diluted loss per common share:
     Weighted average number of common shares outstanding     12,676,878      11,713,604

Basic and diluted loss per common share:
     From continuing operations                              $     (0.15)    $    (0.19)
     Total net loss                                                (0.22)         (0.24)


10.   DISCONTINUED OPERATIONS

      In the opinion of management, the Company's future opportunities in the GPS industry are principally in the Telematics sector in the Southeast Asia, Western Europe, and United States markets, with particular emphasis on the homeland security business. In combination with certain operational issues in South Africa, the desire to outsource manufacturing activities, and the intent to restructure/relocate the research and development function, management reached a decision in the first quarter of fiscal 2007 to sell the Company's Geomatics operations (see the "Sale of Geomatics Business in South Africa" section of Note 11 for additional information). The Company did not consummate any disposal transactions related to discontinued operations during the May 31, 2006 quarter; however, as also discussed in Note 11, certain disposal transactions were completed in the second quarter of fiscal 2007. In addition, management closed Astrata Systems (Pty) Limited ("Astrata Systems"), which was located in South Africa, on May 31, 2006.

      Management believes that the Company has not incurred any material contingent liabilities in connection with the transactions and events described or referenced in the preceding paragraph. The Company did not recognize any losses for write-downs (to fair value, less cost to sell) of any assets related to discontinued operations during the May 31, 2006 quarter; see the last paragraph of the "Closure of South African Operations and Related Events" section of Note 11 for additional information. As described in the following paragraph, operations reported as discontinued in the accompanying condensed consolidated statements of operations are not expected to generate any significant continuing cash flows after May 31, 2006.

      Including "customer incentive bonuses" due from certain vendors, the Company had total receivables relating to discontinued Telematics operations (in South Africa) of approximately $310,000 at May 31, 2006. However, since these receivables have not been (and will not be) sold, they have been excluded from "assets held for sale" in the below table. Such assets have been reported as "Trade and other receivables, net" in the accompanying May 31, 2006 condensed consolidated balance sheet. While management expects to collect such receivables during the twelve months ending May 31, 2007, this does not involve any continuing operations; the business activity related thereto will be limited to the effort expended in the collection process. The collection of such receivables is a non-recurring event for the Company, and all of the cash will be used to pay liabilities that are not reported as related to assets held for sale at May 31, 2006. Thus, management has concluded that the Company will not have any active continuing involvement with the components that have been classified as discontinued operations in the accompanying financial statements.

      The major classes of assets and liabilities relating to discontinued operations as of May 31, 2006 are as follows:



                              Assets Held for Sale
                              --------------------

                              Current        Other
                               Assets        Assets
                            ------------  ------------
Trade and other receivables $  1,911,651
Inventories                    1,374,395
Other current assets              64,434
Property plant & equipment                $     99,943
Goodwill                                       476,621
Other intangible assets                        497,213
                            ------------  ------------
   Totals                   $  3,350,480  $  1,073,777
                            ============  ============


                          Liabilities Related to Assets
                                  Held for Sale
                          -----------------------------
                              Current        Other
                            Liabilities   Liabilities
                            ------------  ------------
Trade and accrued payables  $  3,441,277
Lines of credit                1,583,309
Other current liabilities         27,138
Long-term liabilities                     $    39,054
Deferred tax liability                        125,423
                            ------------  ------------
    Totals                  $  5,051,724  $    164,477
                            ============  ============

      The loss from discontinued operations for the quarter ended May 31, 2006 includes the net loss of Astrata SA of approximately $218,000. Over 90% of Astrata SA's revenues for the May 31, 2006 quarter (which totaled approximately $3.4 million) relate to the Company's former Geomatics operations. The remaining loss from discontinued operations (approximately $713,000) relates exclusively to the Company's Telematics operations in South Africa. The Telematics business generated revenues of approximately $235,000 in South Africa during the quarter ended May 31, 2006. The loss from discontinued operations reported in the May 31, 2006 quarter includes interest expense of approximately $60,000.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2006 AND 2005
                                   (UNAUDITED)

11.   SUBSEQUENT EVENTS

Common Stock Issuances


      During June and July of 2006, the Company issued 256,717 shares of its common stock to satisfy a liability for services provided by consultants. Such shares were valued at approximately $416,000 (estimated to be the fair value based on the trading price on the issuance date). The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

      During June and July of 2006, the Company also issued 178,210 shares of its common stock in exchange for services provided by consultants. Such shares were valued at approximately $149,000 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.


Related Party Loans

      During the period from June 1, 2006 to July 21, 2006, Astrata Group received loans of $401,000 from existing shareholders. The loans are repayable on demand and carry an annual interest rate of 15%.

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

      On April 24, 2006, Trimble registered its interest in the general notarial bond and, subsequently, through a court order, affirmed its rights under such bond. As part of exercising those rights, Trimble agreed to transfer the Subsidiary's Geomatics business and certain moveable assets to Astrata Geomatics
(Pty) Ltd, a newly established entity that is not affiliated with the Company.

      In consideration of these transactions, the Subsidiary received: (i) a credit in the amount of the outstanding balance under the Chesterfin line of credit of approximately $455,000 plus interest at 12.5% per annum from May 12, 2006; (ii) a credit of approximately $3,350,000 plus interest at 1% per month from the due date of each invoice due to Trimble; and, (iii) an assumption by the purchaser of all liabilities with respect to the Subsidiary's Geomatics business as of May 31, 2006, including trade creditors and all other obligations, but excluding liabilities that relate to any form of tax.

      The transaction described immediately above was consummated on June 19, 2006.

                   ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2006 AND 2005
                                   (UNAUDITED)

Closure of South African Operations and Related Events

      Effective May 31, 2006, all of the remaining employees of Astrata Systems and Astrata SA who did not become employees of Astrata Geomatics (Pty) Limited (see above) were terminated. On June 27, 2006, management commenced the formal process of liquidating Astrata Systems. The assets of Astrata Group and its other subsidiaries are not available to satisfy the liabilities of Astrata Systems, whose tangible assets were not significant as of May 31, 2006.

      Subsequent to May 31, 2006, the Company's then existing Telematics business operated by Astrata SA was sold (subject to certain closing conditions) to two unrelated entities. Subsequent to May 31, 2006, the Company also sold the subcontract manufacturing business operated by Astrata Systems to an unrelated party.

      Management considered the transactions and events described in the two immediately preceding paragraphs and in the "Sale of Geomatics Business in South Africa" section of this Note in (a) measuring the adjustment to reduce inventory to its estimated net realizable value and (b) reviewing the Company's intangible and other long-lived assets for possible impairment as of February 28, 2006. The matters described in the preceding sentence resulted in total fiscal 2006 expense of approximately $2,470,000. See the Company's February 28, 2006 Form 10-KSB (filed July 18, 2006) for additional information.

Major Sales Order

      In a Form 8-K filed with the SEC on June 23, 2006, the Company announced:

      On June 14, 2006, the Company issued a press release to report that it received a purchase order from AST Europe Group AB for 50,000 Fleet Management/AVL devices plus associated software. The order is expected to produce revenues of approximately $17 million, making it the largest sales order Astrata Group has received to date. It is anticipated that delivery for all of the units will be completed during fiscal 2007.

12.   RESTATEMENT OF MAY 31, 2005 STATEMENT OF CASH FLOWS

      The matter described below was originally reported in the second amendment of the Company's Form SB-2 registration statement, which was filed with the SEC on October 27, 2005.

      Subsequent to June 27, 2005 (and after the Company filed its May 31, 2005 Form 10-QSB,) it came to the attention of management that the computation of the effect of foreign currency exchange rate changes on cash and cash equivalents for the quarter ended May 31, 2005 was not in accordance with SFAS No. 95 ("Statement of Cash Flows"). Accordingly, the accompanying condensed consolidated statement of cash flows for the quarter ended May 31, 2005 has been retroactively adjusted as summarized below:


                                                 As Previously    Retroactive
                                                    Reported       Adjustment        As Restated

Effect of foreign currency exchange rate
   changes on cash and cash equivalents            $ (165,056)      $ 113,812         $ (51,244)
                                                   ==========       =========         =========

Item  2: Management's Discussion and Analysis

Overview

      The following discussion should be read in conjunction with the condensed unaudited consolidated financial statements and notes thereto of the Company appearing elsewhere in this report. Such financial statements have been prepared to reflect the Company's financial position as of May 31, 2006, together with the results of operations for the three months ended May 31, 2006 and 2005, and cash flows for the three months ended May 31, 2006 and 2005, respectively.

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

Company Overview

Strategic Direction

      Astrata's core objective is to be a major service provider and supplier in the Telematics market sector. This objective has been further refined with emphasis being placed on the Homeland Security and Business to Business sectors where the demand for complex integrated solutions is driving market growth in North America, Europe and South East Asia.

Structural Adjustments

      During the quarter ended May 31, 2006, a number of core structural changes were implemented.

These included decisions to:

      o     Withdraw from Geomatics and focus exclusively on Telematics;

      o Restructure research and development operationally by increased outsourcing and geographically by transferring this function to the USA and South East Asia;

      o     Outsource all manufacturing activities;

      o Withdraw from the South African telematics market where the primary demand related to "stolen vehicle recovery" as opposed to more demanding and complex integrated solutions.

      In combination, these decisions also allowed Astrata to make further significant headcount and overhead savings by eliminating the South African selling, general and administrative expenses which, in fiscal 2006, amounted to $5.8 million or approximately 40% of total selling, general and administrative expenses. The associated headcount reductions will exceed 120 members of staff, a reduction of over 60%.

Operational Considerations

      Astrata's Telematics operations were strengthened during the prior fiscal year by the addition of a number of key distribution partners in Western Europe (North Security; Motive Geeks) and an increased presence in South East Asia, based primarily on the successful delivery of the previously announced Hazmat (Hazardous Materials) Tracking Project to the Singapore Civil Defense Force.

      In line with our structural realignment during the quarter ended May 31, 2006, Astrata entered into a number of agreements to dispose of its South African operations. The effective date for these transactions is June 1, 2006. South African based operations that were not sold by this date were closed effective May 31, 2006.

Major Sales Orders

      In June 2006 Astrata announced the award of a sales order valued at approximately $17 million from AST Europe Group AB for the delivery of 50,000 telematics units along with the associated software. The Company expects this order to be delivered during fiscal 2007.

      In our press release dated January 2006, we stated that "Several large homeland security projects are under negotiation, none of which has been included in our current revenue estimate. Award of any of these projects should significantly enhance fiscal 2007 results". These orders remain under active negotiation but, due to the size and complexity of homeland security projects, require significant levels of overhead investment in advance of project award. There is no guarantee of successful final award but, as stated earlier, the consummation of any of these projects should significantly enhance the fiscal 2007 results.

Results of Operations for the Three Months Ended May 31, 2006 and 2005

      As disclosed elsewhere herein, the Company is discontinuing its operations and exiting South Africa. Accordingly, all South African operations are being reported as discontinued operations effective with the May 31, 2006 quarter.

Revenues

      Net revenues were approximately $426,000 for the three months ended May 31, 2006; a decrease of approximately $29,000 compared to the three months ended May 31, 2005 of approximately $455,000. Astrata's core objective is to be a major service provider and supplier in the Telematics market sector. This objective has been further refined by exiting the South African based geomatics segment and focusing on the Homeland Security and Business to Business sectors where the demand for complex integrated telematics solutions is driving market growth in North America, Europe and South East Asia.

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

Gross profits

      Gross profit decreased approximately $77,000 to approximately $122,000 for the three months ended May 31, 2006 compared to the three months ended May 31, 2005 of approximately $199,000. Gross profits as a percentage of revenue decreased from 44% to 29%.

      The major element in this decline is low utilization on telecommunication contracts in Europe. Management is taking a number of actions to improve these utilization rates.

Selling, general and administrative expenses

      Selling general and administrative expenses for the three months ended May 31, 2006 were approximately $1.5 million, a decrease of approximately $0.5 million compared to the three months ended May 31, 2005 of approximately $2.0 million. For the three months ended May 31, 2005, the $2.0 million was related to $0.9 million in Europe, $0.6 million in Asia and corporate overheads of approximately $0.5 million.

      In Asia, expenses for the three months ending May 31, 2006 were approximately $426,000, a decline of approximately $149,000 compared to the three months ended May 31, 2005 of approximately $575,000. These expenses are primarily related to staffing, facilities and travel costs.


      In Europe, expenses for the three months ending May 31, 2006 were approximately $441,000, a decline of approximately $492,000 compared to the three months ended May 31, 2005 of approximately $933,000. These expenses are primarily related to staffing, facilities and travel costs. The London offices leased by Astrata Europe Ltd were released in May 2006 and a loss of approximately $102,000, which is included in the $441,000 expenses for the quarter ending May 31, 2006, was recorded in connection with the early termination of such lease.


      Corporate expenses for the three months ending May 31, 2006 were approximately $674,000, an increase of approximately $198,000 compared to the three months ending May 31, 2005 of approximately $476,000. The principal items underlying this increase includes termination payments of $54,000; expenses previously reported in Asia (that relate to terminated staff) of $82,000. Corporate expenses also include public company expenses of approximately $237,000 (in respect of accounting, auditing, legal fees and director fees) and administrative expenses of approximately $ 301,000 (primarily in respect of marketing, salaries, facilities and travel expenses).

      As explained in Note 2 to the financial statements included elsewhere herein, the adoption of SFAS 123-R "Share-Based Payments" from March 1, 2006 resulted in recording a non-cash expense of approximately $464,000 in the quarter ending May 31, 2006.

Interest expense

      Interest expense for the three months ended May 31, 2006 was approximately $229,000 as compared to $495,000 for the quarter ended May 31, 2005. The quarter ended May 31, 2005 included approximately $425,000 directly associated with debt financing.

Net Results of Operations


      Our operating loss was approximately $1.9 million for the three months ended May 31, 2006 and approximately $1.8 million for the three months ended May 31, 2005. The increase of $100,000 was principally due to the impact of SFAS No. 123-R for approximately $464,000 less the change in fair value of derivative warrant liability of approximately $285,000.


Net Results


      We are reporting a net loss of approximately $2.8 million or $0.22 per common share for the three months ended May 31, 2006 compared to a net loss of approximately $2.8 million or $0.24 per common share for the three months ended May 31, 2005. Our continuing operations resulted in a net loss of approximately $1.8 million or $0.14 per common share for the three months ended May 31, 2006 and approximately $2.3 million or $0.19 per common share for the three months ended May 31, 2005. Our discontinued operations resulted in a net loss of approximately $0.9 million or $0.07 per common share for the three months ended May 31, 2006 and approximately $0.5 million or $0.05 per common share for the three months ended May 31, 2005.

Liquidity and Capital Resources


Balance Sheet Comparison of May 31, 2006 to February 28, 2006

      During the three months ended May 31, 2006, the Company determined it would withdraw from Geomatics and focus exclusively on Telematics. The Geomatics business represents the vast majority of the revenue of Astrata South Africa
(Pty) Ltd. ("ASA"). On May 31, 2006, the Company closed its subsidiary, Astrata Systems (Pty) Ltd., ("Systems") and also elected to sell the remaining assets of ASA as discussed in Notes 10 and 11 of the condensed consolidated financial statements included herein. As of May 31, 2006, we have approximately $4.7 million in assets being held for sale, and approximately $5.2 million of liabilities being held for sale, which should be completing in the near future.

      For purposes of the matters discussed in the following two paragraphs, management has recast the Company's February 28, 2006 consolidated balance sheet (included in the February 28, 2006 Form 10-KSB filed with the SEC on July 18,
2006) to retroactively reflect the estimated effect of assets classified as "held for sale" at May 31, 2006 and the related liabilities. These pro forma adjustments, which are for discussion purposes only, have been developed by management based on the transactions and events relating to the Company's discontinued operations reported in the condensed consolidated financial statements (and discussed in the related notes) included elsewhere herein.

      Total assets increased by approximately $447,000 from $6,944,837 as of February 28, 2006 to $7,392,083 as of May 31, 2006. The increase is primarily due to an increase in accounts receivable of approximately $414,000, an increase in assets held for sale of approximately $328,000; offset by a decrease in property and equipment of approximately $135,000 and a decrease in cash of approximately $185,000 .

      Total liabilities increased by approximately $2.4 million from approximately $16.5 million as of February 28, 2006 to approximately $18.9 million as of May 31, 2006. The increase is primarily due to an increase in trade accounts payable and accrued liabilities of approximately $1.1 million; an increase in liabilities related to assets held for sale of approximately $758,000; and an increase in notes payable to shareholders of approximately $351,000.

Balance Sheet Comparison of May 31, 2006 to May 31, 2005


      Total assets decreased by $6,144,093 from $13,536,176 as of May 31 2005 to $7,392,083 as of May 31, 2006. The decrease is due to the decrease in cash of $161,137; a increase in accounts receivable of $199,786; an increase in inventory of $12,271; deferred finance charges of $88,829; an increase in other assets of $99,869; an decrease in property and equipment, net of $104,478; a decrease in advances to an affiliate of $270,637; and a decrease in assets held for sale of $6,008,598 relating to the exit from South Africa.

      Total liabilities increased by $6,953,290 from $11,905,515 as of May 31, 2005 to $18,858,805as of May 31, 2006. The increase is due to an increase in trade and accrued payables of $2,653.310; salaries and benefits due to officers and directors of $1,548,629; registration rights penalties of $994,655; warrant liability of $445,600; interest payable of $578,593, line of credit of $107,238 (secured by trade receivables); an increase in taxes payable of $15,903; an increase in notes payable and advances from stockholders of $870,656; a decrease in liabilities held for sale of $47,442; an increase in the current portion of long-term liabilities of $31,493; an increase in the current portion of preference shares redeemable of $69,162; an increase in debentures payable (net of debt issue discount) of $287,957; a decrease in long term preference shares redeemable of $628,715; a decrease in deferred tax liability of $9,789; and an increase in long-term liabilities of $36,042.

      Minority interest decreased by $159,874 from $200,323 as of May 31 2005 to $40,449 as of May 31, 2006. This reflects the termination of the Barloworld Optron Technologies (Pty) Ltd relationship in September 2005.


Statement of Cashflow Changes


      Our operating activities used approximately $1.1 million in cash in the quarter ending May 31, 2006. Our net loss of approximately $2.8 million was the primary component of our negative operating cash flow. This net loss was offset by a number of non cash items totaling approximately $0.8 million. These include depreciation, amortization, and issuance of stock for services and compensation. Growth in payables and inventories of approximately $2.6 million was offset by growth in receivables and other assets of approximately $1.7 million to yield a net increase in working capital of approximately $0.9 million.


      Cash flows provided by financing activities for the quarter ended May 31, 2006 were increases in lines of credit and advances from stockholders of approximately $900,000.

      In order for us to fund our operations and continue this growth plan, substantial additional funding will be required from external sources. Management currently intends to fund operations through a combination of equity financing and lines of credit. Management is in discussion with certain investors, who had expressed an interest in making investments in the Company. These discussions are ongoing; however, there can be no assurance of the outcome of these negotiations.


Liquidity and Going Concern Considerations


      The condensed consolidated financial statements included elsewhere herein have been prepared assuming we will continue in our present form, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. For the quarter ended May 31, 2006, we had a net loss of approximately $2.8 million and negative cash flow from operating activities of approximately $1.1 million. In addition, we had a working capital deficit of approximately $13.0 million as of May 31, 2006.

      Because of the Company's financial condition, our independent public accountants included a going concern paragraph in their audit report on our February 28, 2006 consolidated financial statements. The going concern paragraph states that there is substantial doubt about the Company's ability to continue as a going concern. Such financial statements and the condensed consolidated financial statements included elsewhere herein have been prepared assuming that the Company will continue as a going concern (based upon management's plans discussed herein) which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the aforementioned financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

      In the first quarter of fiscal 2007, management revised our business plan to focus on the more developed markets in Europe, South East Asia and North America. As our core strategic direction is now to focus on the telematics market rather than the geomatics market, the Company entered into discussions regarding the sale of the geomatics business. The sale of this business, which was disclosed as a subsequent event in the February 28, 2006 Form 10-KSB filed July 18, 2006, and the winding down of our remaining South African operations will yield annual savings of approximately $5.8 million, or 41% of the Company's annual selling, general and administrative expenses with an associated headcount reduction of over 120 members of staff, a Company-wide reduction of about 60%. The Company is now in separate discussions for an equity raise; however, until these discussions have further matured, their success (if any) cannot be reliably determined.


      The Company's capital requirements depend on numerous factors, including the rate of market acceptance of the Company's products and services, the Company's ability to service its customers, the ability to maintain and expand our customer base, the level of resources required to expand the Company's marketing and sales organization, finance research and development activities and other factors. As more fully explained elsewhere herein, management presently believes that cash generated from operations, combined with the Company's current credit facilities and the debt and/or equity financing proposals now under consideration, will be sufficient to meet the Company's anticipated liquidity requirements through May 2007.

      Management is projecting growth in telematics sales during fiscal 2007, and has already announced a single order in this sector valued at approximately $17 million. Additional major contracts are under negotiation, but at this time there can be no assurances regarding the ultimate success of these negotiations. In order for us to fund our operations and continue this growth plan, substantial additional funding will be required from external sources.

Subsequent Events

Common Stock Issuances

      During June and July of 2006, the Company issued 256,717 shares of its common stock to satisfy a liability for services provided by consultants. Such shares were valued at approximately $416,000 (estimated to be the fair value based on the trading price on the issuance date). The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.


      During June and July of 2006, the Company also issued 178,210 shares of its common stock in exchange for services provided by consultants. Such shares were valued at approximately $149,000 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.


Related Party Loans

      During the period from June 1, 2006 to July 21, 2006, Astrata Group received loans of approximately $401,000 from existing shareholders. The loans are repayable on demand and carry an annual interest rate of 15%.

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

Closure of South African Operations and Related Events

      Effective May 31, 2006, all of the remaining employees of Astrata Systems and Astrata SA who did not become employees of Astrata Geomatics (Pty) Limited were terminated. Astrata Geomatics (Pty) Limited, a newly established entity that is not affiliated with the Company, acquired the business and certain moveable assets of the Subsidiary named in the preceding paragraph. On June 27, 2006, management commenced the formal process of liquidating Astrata Systems. The assets of Astrata Group and its other subsidiaries are not available to satisfy the liabilities of Astrata Systems, whose tangible assets were not significant as of June 27, 2006.

      Subsequent to May 31, 2006, the Company's then existing Telematics business operated by Astrata SA was sold (subject to certain closing conditions) to two unrelated entities. Subsequent to May 31, 2006, the Company also sold the subcontract manufacturing business operated by Astrata Systems to an unrelated party.

Major Sales Order

            In a Form 8-K filed with the SEC on June 23, 2006, the Company announced:

            On June 14, 2006, the Company issued a press release to report that it received a purchase order from AST Europe Group AB for 50,000 Fleet Management/AVL devices plus associated software. The order is expected to produce revenues of approximately $17 million, making it the largest sales order Astrata Group has received to date. It is anticipated that delivery for all the units will be completed during fiscal 2007.

Off Balance Sheet Arrangements


      As of May 31, 2006, there were no off balance sheet arrangements. Please refer to Note 7 ("Other Commitments and Contingencies") to the Company's condensed consolidated financial statements included elsewhere herein for additional information.


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

Foreign Currency Exchange Rate Risk


      The operation of our subsidiaries in international markets results in exposure to fluctuations in foreign currency exchange rates. The potential of volatile foreign currency exchange rate fluctuations in the future could have a significant effect on our results of operations. Prior to June 2006, we purchased forward foreign exchange contracts to cover certain product purchase transactions denominated in U.S. dollars.


            Our principal foreign currency has been the South African Rand. We translate all assets and liabilities at period-end exchange rates and income and expense accounts at average rates during the period. The Rand weakened against the U.S. Dollar by approximately 6.0% for the three months ended May 31, 2006. This increases both our revenue and costs as compared to previous periods. During the three months ended May 31, 2006, we also had transactions denominated in the British Pound, the Singapore Dollar, the Malaysian Ringgit, and the Brunei Dollar.

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

      Net realizable value is based on management's forecasts for sales of our products and services in the ensuing years and/or considerations and analysis of changes in the customer base, product mix, or other issues that may impact the estimated net realizable value. Should the demand for our products or services prove to be significantly less than anticipated, the ultimate realizable value of our inventories could be substantially less than reflected in the accompanying condensed consolidated balance sheet.

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

      As of February 28, 2006, management determined that as a result of the decision to exit the South African market certain long-lived assets were impaired. Accordingly the carrying values of the related long-lived assets were reduced as of that date. As of May 31, 2006, we determined that no additional impairment indicators existed; thus, no adjustments have been made to the carrying values of long-lived assets (that are either held for sale or held and used) as of May 31, 206. There can be no assurance that market conditions will not change or demand for our services and products will continue which could result in further impairment of long-lived assets in the future.

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

Revenue Recognition

General

      Except as described in "Contract Accounting" below, the Company's revenues are recorded in accordance with the SEC's Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

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

      In the Company's Telematics operations, orders are generally shipped free-on-board shipping point, which means that such orders are recognized as revenue when the product is delivered to the carrier (shipped). Free-on-board shipping point also means that the customer bears all costs and risks of loss or damage to the goods prior to their delivery.

Contract Accounting

      The Company accounted for the government contract described in Note 7 to the condensed consolidated financial statements included elsewhere herein under AICPA Statement of Position ("SOP") 81-1 using the percentage-of-completion method. Product delivery and installation were separate deliverables under the terms of the contract, and the related revenue was not recognized until the necessary activities have been completed. Under SOP 81-1 accounting, the stage of completion is estimated by whichever of the following methods is considered most indicative of the physical completion under the circumstances of the specific transaction: a survey of the work performed, services completed as a percentage of total services required by the agreement, or costs incurred to date as a percentage of management's most recent estimate of total costs to be incurred under the related contract or other agreement.

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

Recently Issued Accounting Pronouncements

      In the opinion of management, there were not any accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the SEC, or the American Institute of Certified Public Accountants since the July 18, 2006 filing of the Company's February 28, 2006 annual report on Form 10-KSB that are expected to have a material effect on the Company's future consolidated financial statements.

Item 3:  Controls and Procedures


      We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2006 our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended May 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.


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


Item 1A:  Risk Factors

      The material changes from the risk factors disclosed in the Company's February 28, 2006 Form 10-KSB (based, in part, on the discontinued operations reported in our condensed consolidated statements of operations included elsewhere herein) are summarized below.

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

      o     unanticipated expenses related to discontinuance of operations;

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

We are subject to significant risks associated with international operations. We have been subject to specific risks associated with doing business internationally and we anticipate that our future results will continue to be affected by a variety of international factors, which principally include:

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

Our success is dependent on our ability to manage our growth and expansion effectively.

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


Our products are dependent on the continued availability of the Global Positioning System.

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

Our success depends on our ability to protect the proprietary and confidential aspects of our technology and methodology.

      Our success will be dependent to a significant extent on our ability to protect the proprietary and confidential aspects of our products' technology and its method of utilization. We have no patents or patent applications pending for our products. We have used non-disclosure agreements and other contractual provisions and technical measures to establish and protect our proprietary rights in our products. It is our belief that the pace of product development is so fast that long-term patent protection would be of little benefit to us. Furthermore, there is no guarantee that a patent, if granted, will protect our products against infringement, or that we will have the financial resources to prosecute an infringement claim.

We are subject to foreign currency exchange rate fluctuations

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

We operate in a single market segment

      During the quarter ended May 31, 2006 the Company elected to exit the Geomatics segment which was limited by distribution agreements to distribution in Sub-Saharan Africa. The Company now focuses exclusively on the Telematics segment which affords global opportunities. As noted elsewhere this segment is dependent on access to Global Positioning System signals and cellular wireless providers.

The following risk factor has been removed as we have discontinued our operations in South Africa:

      As some of our sales and purchase transactions are denominated in currencies other than the South African Rand, Astrata SA is exposed to foreign currency risk.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

      During the quarter ended May 31, 2006, the Company issued 169,600 shares of its common stock to satisfy a liability for services provided by consultants. Such shares were valued at approximately $343,000 (estimated to be the fair value based on the trading price on the issuance date). The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

      During the quarter ended May 31, 2006, the Company also issued 25,000 shares of its common stock in exchange for services provided by consultants. Such shares were valued at approximately $38,000 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

Item 3:  Defaults upon Senior Securities

         None

Item 4:  Submission of Matters to a Vote of Security Holders

         None

Item 5:  Other Information

         None

Item 6:  Exhibits

Exhibit No.       Description
------------        ----------------
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

           ASTRATA GROUP INCORPORATED

By:        /S/ MARTIN EULER                              Date: August 3, 2006
           ------------------------------------------
           Martin Euler
           Chief Executive Officer,
           Chief Financial Officer,
           Principal Accounting Officer and Secretary

                                  EXHIBIT INDEX



Exhibit 31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.