Form 10QSB
period 2006-08-31
ASTRATA GROUP INC
filed 2006-10-23
CIK 1071157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

Issuer’s telephone number (310) 282-8646

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30 2006: 13,781,818

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

-i-

PART I - FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements (Unaudited)

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission (the “SEC”) instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation, which (except where stated otherwise) consisted only of normal recurring adjustments, have been included. Operating results for the interim period ended August 31, 2006 are not necessarily indicative of the results anticipated for the entire fiscal year ending February 28, 2007. This report should be read in conjunction with the Company’s February 28, 2006 annual report on Form 10-KSB filed with the SEC on July 18, 2006.
-ii-

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
AUGUST 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$71,480
Trade and other receivables, net	919,112
Inventories	173,523
Deferred financing costs, net	79,410
Other assets	173,470
Current assets held for sale	204,308
Total current assets	1,621,303

Property and equipment, net	670,608
Goodwill	300,000
Investment in and advances to affiliate	88,146
Total assets	$2,680,057
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,862,269
Salaries and benefits payable to officers and directors	1,723,743
Registration rights penalties	885,500
Derivative warrant liability	423,600
Interest payable	738,535
Income taxes payable	6,401
Notes payable to stockholders	1,884,000
Advances from stockholders	603,860
Liabilities related to assets held for sale	644,273
Current portion of long-term liabilities	1,124,139
Other current liabilities	302,306
Total current liabilities	13,198,626
Debenture, net	412,142
Long-term liabilities	19,122
Other liabilities related to assets held for sale	36,449
Total liabilities	13,666,339
Minority interest	33,579
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares
authorized, none issued or outstanding	—
Common stock, $0.0001 par value, 40,000,000 shares
authorized, 13,343,707 shares issued and outstanding	1,332
Additional paid-in capital, net	14,670,765
Deferred compensation cost	(152,625)
Accumulated deficit	(25,506,656)
Accumulated other comprehensive loss	(32,677)
Total stockholders' deficit	(11,019,861)
Total liabilities and stockholders' deficit	$2,680,057

See accompanying notes to these condensed consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(UNAUDITED)

	THREE MONTHS		SIX MONTHS
	2006	2005	2006	2005
Net sales	$912,868	$954,632	$1,339,206	$1,409,870
Cost of goods sold	670,888	791,352	975,576	1,047,879
Gross profit	241,980	163,280	363,630	361,991
Other selling, general and administrative expenses	1,696,873	1,786,635	3,237,889	3,766,869
Research and development	—	280,401	—	284,965
Stock-based compensation	265,238	—	728,946	—
Operating (loss)	(1,720,131)	(1,903,756)	(3,603,205)	(3,689,843)
Other income (expense):
Interest expense	(206,699)	(100,865)	(435,589)	(595,507)
Change in fair value of derivative warrant liability	22,000	—	306,996	—
Loss on sale of assets	(2,346)	—	(2,346)	—
Other income (expense)	32,789	(21,938)	33,105	(21,295)
Total other (expense)	(154,256)	(122,803)	(97,834)	(616,802)

(Loss) before minority interest and provision for income taxes	(1,874,387)	(2,026,559)	(3,701,039)	(4,306,645)
Income tax provision	—	—	—	—
(Loss) before minority interest	(1,874,387)	(2,026,559)	(3,701,039)	(4,306,645)
Minority interest	335	(12,863)	—	6,774
Equity in net (loss) of affiliate	(7,067)	—	(18,828)	—
Net (loss) from continuing operations	(1,881,119)	(2,039,422)	(3,719,867)	(4,299,871)
Income (loss) on discontinued operations, net of tax	1,420,370	(515,974)	489,196	(1,039,261)
Net (loss)	$(460,749)	$(2,555,396)	$(3,230,671)	$(5,339,132)

Comprehensive (loss) and
its components consist of the following:
Net (loss)	$(460,749)	$(2,555,396)	$(3,230,671)	$(5,339,132)
Foreign currency translation
adjustment, net of tax	(50,843)	(62,448)	(32,677)	(227,504)
Comprehensive (loss)	$(409,906)	$(2,617,844)	$(3,263,348)	$(5,566,636)

(Loss) per common share basic and diluted:
Continuing operations	$(0.14)	$(0.17)	$(0.29)	$(0.36)
Discontinued operations	0.11	(0.04)	0.04	(0.09)
	$(0.03)	$(0.21)	$(0.25)	$(0.45)

Weighted average common shares outstanding:
Basic and diluted	13,080,970	12,284,492	12,920,103	11,999,048

See accompanying notes to these condensed consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(UNAUDITED)

	2006	2005

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,940,399)	$(5,339,130)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Gain on sale of property and equipment	(7,394)	(4,814)
Gain on forgiveness of debt	(2,645,536)	—
Depreciation and amortization	266,270	459,999
Impairment of assets	930,998	—
Amortization of deferred compensation cost	200,250	187,500
Amortization of deferred finance costs and debt discount	(58,383)	416,025
Issuance of stock for services	38,252	74,375
Issuance of stock options for compensation	728,945	—
Equity in net loss of affiliate	18,828	(3,669)
Minority interest	—	(6,774)
Deferred income taxes	—	(39,706)
Unrealized foreign currency exchange gain	(16,922)	(69,690)
Changes in operating assets and liabilities:
Accounts receivable	753,061	(1,822,417)
Inventories	1,712,370	174,690
Other assets	84,951	129,753
Accounts payable and accrued liabilities	1,722,244	2,032,438
Taxes payable	6,401	—
Deferred tax liability	(14,893)	—
Net cash provided by and (used in) operating activities	779,043	(3,811,420)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	4,295	(394,114)
Proceeds from sale of assets	36,978	14,899
Investment in affiliates	(142,026)	47,419
Cash of acquired company	(47,592)	—
Net cash used in investing activities	(148,345)	(331,796)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bridge loan	—	(1,500,000)
Repayment of long term liabilities	(279,298)	(35,013)
Proceeds from long term liabilities	—	54,012
Lines of credit, net	(1,149,790)	1,305,774
Proceeds from note payable to stockholders	—	200,000
Proceeds from advances by stockholders	731,017	333,655
Proceeds from issuance of common stock	—	3,073,234
Net cash (used in) and provided by financing activities	(698,071)	3,431,662
Effect of foreign currency exchange rate changes on cash and cash equivalents	(297,679)	(75,025)
Net (decrease) in cash and cash equivalents	(365,052)	(786,579)
Cash and cash equivalents at beginning of period	436,532	1,281,064
Cash and cash equivalents at end of period	$71,480	$494,485
Cash paid during the period for:
Interest	$—	$140,194
Income taxes	$—	$—

See the accompanying notes for information on non-cash investing and financing activities.
See accompanying notes to these condensed consolidated financial statements

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(UNAUDITED)

1. ORGANIZATION AND NATURE OF OPERATIONS

Organization

Astrata Group Incorporated (“Astrata Group”) and subsidiaries (sometimes hereinafter collectively referred to as the “Company,” “we,” and “our”) currently operates exclusively in the Telematics sector of the Global Positioning System (“GPS”) industry. Until June 2006, the Company also operated in the Geomatics sector of the GPS industry; see Note 8 for additional information regarding this segment. Our expertise is focused on advanced location-based IT products and services that combine positioning, wireless communications, and information technologies and add measurable value to location-based information. Telematics comprises the remote monitoring of assets in real-time (including tracking and tracing) whereby location, time and sensor status are communicated. We provide advanced positioning products, as well as monitoring and airtime services to commercial and governmental entities in a number of markets including homeland security, public safety, transportation services and construction.

Examples of our products and services include positioning and IT technology for remote asset management and associated telematics products, field data collection equipment, and products and airtime communications services for high volume track and trace applications. Positioning technologies employed by us include GPS and inertial navigation systems. Communication techniques employed by us include GSM (“Global System for Mobile Telecommunications”) cellular and satellite communications.

Telematics products often focus on people and assets in hostile and demanding environments such as monitoring the movement of hazardous materials for homeland security purposes. This business also addresses the market for fleet management, workforce management, remote asset management and tracking, and emergency services by providing hardware for GPS information and data collection, as well as the software needed to access and analyze the data through the Internet. We offer airtime to communicate data from the vehicle or field location to the customer’s data center or provide access over the Internet to the data and application software. This allows critical real-time performance and monitoring data to be accessed and analyzed by supervisory, maintenance, or financial users and make real-time decisions for productivity improvement, cost reductions, safety improvement, or other critical decisions to be fed to the field.

Liquidity and Going Concern Considerations

For the six months ended August 31, 2006, we had a net loss of approximately $3.2 million and positive cash flow from operating activities of approximately $0.2 million. In addition, we had an accumulated deficit and negative working capital of approximately $25.5 million and $11.6 million, respectively, as of August 31, 2006. Because of the Company’s financial condition, our independent public accountants included a going concern paragraph in their audit report on our February 28, 2006 consolidated financial statements. The going concern paragraph states that there is substantial doubt about the Company’s ability to continue as a going concern. Such financial statements and the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern (based upon management’s plans discussed herein) which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the aforementioned financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

In the first quarter of fiscal 2007, management revised our business plan to focus on the more developed markets in Europe, South East Asia and North America. As our core strategic direction is now to focus on the telematics market rather than the geomatics market, the Company entered into discussions regarding the sale of the geomatics business. The sale of this business and the winding down of our remaining South African operations (see Note 10 for additional information regarding these two events) will yield annual savings of approximately $5.8 million, or 41% of the Company’s annual selling, general and administrative expenses with an associated headcount reduction of over 120 members of staff, a Company-wide reduction of about 60%. The Company has recently concluded a convertible preference share offering that has yielded $4 million in equity disclosed elsewhere herein the condensed consolidated financial statement Note 11.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(UNAUDITED)

1. ORGANIZATION AND NATURE OF OPERATIONS (continued)
The Company’s capital requirements depend on numerous factors, including the rate of market acceptance of the Company’s products and services, the Company’s ability to service its customers, the ability to maintain and expand our customer base, the level of resources required to expand the Company’s marketing and sales organization, finance research and development activities and other factors. As more fully explained elsewhere herein, management presently believes that cash generated from operations, the October 2006 equity transaction (which yielded net proceeds of approximately $1.6 million, and reduced debt by $1.5 million), the October 2006 restructuring and partial repayment of other notes payable (see Note 11 for additional information regarding these two transactions), the Company’s current credit facilities, and the debt and/or equity financing proposals now under consideration, will be sufficient to meet the Company’s anticipated liquidity requirements for the near future.

Management is projecting growth in telematics sales during fiscal 2007, and has announced a single sales order in this sector valued at approximately $17 million. Additional major contracts are under negotiation (see Note 11), but at this time there can be no assurances regarding the ultimate success of these negotiations. In order for us to fund our operations and continue this growth plan, substantial additional funding will be required from external sources.

2. CERTAIN SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies presented below are designed to assist in understanding the Company’s condensed consolidated financial statements. Such financial statements and these notes are the representation of the Company’s management, who is responsible for their integrity and objectivity. In the opinion of management, these accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying condensed consolidated financial statements.

The accounting policies described in the following paragraphs should be read in conjunction with the Company’s February 28, 2006 annual report on Form 10-KSB (filed with the SEC on July 18, 2006), which includes all of the Company’s significant accounting policies.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Astrata Group and its majority-owned subsidiaries in which it has a controlling financial interest. All significant intercompany transactions and balances have been eliminated in consolidation. For reasons explained in the “Deconsolidation and Effective Disposition of Astrata Systems” section of Note 10, management deconsolidated the accounts of Astrata Systems (Pty) Limited (“Astrata Systems”) from the Company’s condensed consolidated financial statements effective June 2006.

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

Concentrations

The financial instrument that potentially exposes the Company to a concentration of credit risk principally consists of cash. The Company deposits its cash with high credit financial institutions, principally in Europe and Asia. These countries do not have any institutional depository insurance comparable to the United States, which insures bank balances up to $100,000 per bank. At August 31, 2006, the Company’s bank balances approximated $71,000. The Company had approximately $12,000 in bank accounts in the U.S., which is covered by the Federal Deposit Insurance Corporation limit of $100,000.

The Company does not require collateral from its customers, but performs ongoing credit evaluations of its customers’ financial condition. Credit risk with respect to the accounts receivable is limited because of the large number of customers included in the Company’s customer base and the geographic dispersion of those customers. The Company also performs periodic reviews of collectability and provides an allowance for doubtful accounts receivable. Management considers the allowance for doubtful accounts receivable at August 31, 2006 of approximately $19,000 to be adequate.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(UNAUDITED)

2. CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist of only finished goods at August 31, 2006. Market is determined by comparison with recent sales or estimated net realizable value. Net realizable value is based on management’s forecasts for sales of the Company’s products and services in the ensuing years and/or consideration and analysis of any change in the customer base, product mix, or other factors that may impact the estimated net realizable value. Should the demand for the Company’s products and/or services prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than reflected in the accompanying condensed consolidated balance sheet.

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

Deferred Financing Costs

Direct costs of securing debt financing are capitalized and amortized over the term of the related debt using the straight-line method. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. During the quarter ended August 31, 2006, the Company recorded approximately $9,000 of finance charges in relation to the unamortized portion of deferred financing costs for certain debt that was refinanced.

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and identifiable intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment, and expands the disclosure requirements about intangible assets in the years subsequent to their acquisition.

For additional information, see the discussion in “Long-Lived Assets” immediately below.

Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.

As of August 31, 2006, management has determined that no new impairment indicators exist and therefore, no adjustments have been made to the carrying values of long-lived assets held for sale or held and used. There can be no assurance, however, that market conditions will not change or demand for the Company’s services and products will continue which could result in impairment of long-lived assets in the future.

Long-lived assets (including goodwill) that have not been reported as “held for sale” at August 31, 2006 are being held and used as of that date.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(UNAUDITED)

2. CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Discontinued Operations

In accordance with SFAS No. 144, the Company accounts for the results of operations of a component of an entity that has been disposed of or that meets all of the “held for sale” criteria as discontinued operations if (a) the component’s operations and cash flows have been (or are to be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the Company did not have any significant continuing involvement in the operations of the component after the disposal transaction. When the applicable criteria are met, the component is classified as “held for sale” and its operations are reported as discontinued operations (See Note 10).

The accompanying condensed consolidated statements of operations for the quarter and six months ended August 31, 2005 have been reclassified to separately report the discontinued operations discussed above.

Revenue Recognition

General

Except as described in "Contract Accounting" below, the Company's revenues are recorded in accordance with the SEC’s Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

Sales as a Distributor

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents (and customer acceptance criteria, when applicable) are used to verify delivery. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction, and whether the sales price is subject to refund or adjustment. The Company assesses collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history.

In the Company’s Telematics operations, orders are generally shipped free-on-board shipping point, which means that such orders are recognized as revenue when the product is delivered to the carrier (shipped). Free-on-board shipping point also means that the customer bears all costs and risks of loss or damage to the goods prior to their receipt.

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

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(UNAUDITED)

2. CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

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

Research and Development Costs

Research and development costs relating to GPS positioning hardware and software systems (including the Astrata “Geo-Location Platform”) to be sold or otherwise marketed that are incurred before technological feasibility of the product has been established and after general release of the product to customers are expensed as incurred. Management believes that technological feasibility is not established until a beta version of the software product exists. Historically, costs incurred during the period from when a beta version is available until general release to the public have not been material. Accordingly, the Company has not capitalized any software development costs.

The Company did not incur any research and development expenses during the quarter ended August 31, 2006.

Stock-Based Compensation

Effective March 1, 2006, the Company adopted the provisions of SFAS No. 123-R, “Share-Based Payment,” (“SFAS No. 123-R”). SFAS No. 123-R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award. The Company previously accounted for awards granted under its equity incentive plan under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. The exercise price of options is equal to the market price of the Company’s common stock (defined as the closing price as quoted on the Over-the-Counter Bulletin Board administered by Nasdaq) on the date of grant. Accordingly, no share-based compensation was recognized in the financial statements prior to March 1, 2006.

Under the modified prospective method of adoption for SFAS No. 123-R, the compensation cost recognized by the Company beginning March 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of March 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to February 28, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Options granted by the Company generally expire five years from the grant date. Options granted to existing and newly hired employees generally vest over a three-year period from the date of grant. The effects of share-based compensation resulting from the application of SFAS No. 123-R to options granted under the Company’s equity incentive plan resulted in an expense of approximately $265,000 for the quarter ended August 31, 2006 and $729,000 for the six months ended August 31, 2006. This expense was recorded as stock compensation in the accompanying August 31, 2006 condensed consolidated statements of operations.

Share-based compensation recognized as a result of the adoption of SFAS No. 123-R as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123-R use the Black-Scholes option pricing model for estimating fair value of options granted under the Company’s equity incentive plan.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(UNAUDITED)

2. CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

The following table summarizes the effect of share-based compensation resulting from the application of SFAS No. 123-R to options granted under the Company’s equity incentive plan:

	Three Months Ended	Six Months Ended
	August 31, 2006	August 31, 2006

General and administrative	$(265,239)	$(728,946)
Net share-based compensation effect on net loss from
continuing operations	$(265,239)	$(728,946)

Basic and diluted loss per common share	$(0.02)	$(0.06)

In accordance with SFAS No. 123-R, the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after February 28, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the second quarter of fiscal 2007 was insignificant.

Pro forma information required under SFAS No. 123 for periods prior to fiscal 2007 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s equity incentive plan was as follows:

	Three Months Ended	Six Months Ended
	August 31, 2005	August 31, 2005
Net loss as reported	$(2,555,396)	$(5,339,130)
Stock-based employee compensation expense determined
under the Black-Scholes option pricing model, net of tax	—	(59,767)

Pro forma net loss	$(2,555,396)	$(5,398,897)

Basic and diluted loss per common share:
As reported	$(0.21)	$(0.44)
Pro forma	$(0.21)	$(0.45)

The table immediately above includes compensation expense related to stock options granted to employees during fiscal 2006 and 2005. Pro forma compensation expense reported in the above table is generally based on the vesting provisions in the related stock option grants.

The following weighted average assumptions were used as applicable in the above tables:

	Six Months Ended August 31,
	2006	2005
Annual dividends	Zero	Zero
Expected volatility	133%	140%
Risk free interest rate	3.7%	3%
Expected life	3.5 years	3.0 years

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(UNAUDITED)

2. CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

The expected volatility is based on the historical volatility. The expected life of options granted is based on the “simplified method” described in the SEC’s Staff Accounting Bulletin No. 107 due to changes in the vesting terms and contractual life of current option grants compared to the Company’s historical grants.

Options outstanding that have vested and are expected to vest as of August 31, 2006 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term in Years	Value (a)
Vested	391,583	$3.19	3.6	$18,333
Expected to vest	833,167	3.19	3.6	41,667
Total	1,224,750			$60,000

(a)
These amounts represent the difference between the exercise price and $1.40, the closing market price of the Company’s common stock on August 31, 2006 as quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “ATTG” for all in-the-money options outstanding.

Options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of SFAS No. 123-R, which are estimated when compensation costs are recognized. Additional information with respect to stock option activity is as follows:

		Outstanding Options
	Shares		Weighted	Aggregate
	Available for	Number of	Average	Intrinsic
	Grant	Shares	Exercise Price	Value (b)
February 28, 2006	602,850	1,797,150	$3.76	$450,000
Grants		—	—
Exercises		—	—
Cancellations	572,400	(572,400)	5.00
August 31, 2006	1,175,250	1,224,750	$3.19	$60,000

Options exercisable at:
February 28, 2006		482,383	$3.76
August 31, 2006		391,583	$3.19

(b)	Represents the difference between the exercise price and the February 28, 2006 or August 31, 2006 market price of the Company’s common stock.

Recently Issued Accounting Pronouncements

Except as described below, in the opinion of management neither the Financial Accounting Standards Board (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants nor the SEC have issued any accounting pronouncements since the Company filed its February 28, 2006 Form 10-KSB that are believed by management to have a material impact on the Company’s present or future consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109,

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(UNAUDITED)

2.	CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

“Accounting for Income Taxes.” FIN No. 48 prescribes a more-likely-than-not recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken (or expected to be taken) in an income tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirement to assess the need for a valuation allowance on net deferred tax assets is not affected by FIN No. 48. This pronouncement is effective for fiscal years beginning after December 31, 2006. Management is in the process of evaluating this guidance, and therefore has not yet determined the impact (if any) that FIN No. 48 will have on the Company’s financial position or results of operations upon adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133, (“Accounting for Derivative Instruments and Hedging Activities”) and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 157 to have a significant effect on the Company’s financial position or results of operations.

3. INVENTORY

Inventories consisted of the following as of August 31, 2006:

	Europe	Asia	Total
Raw materials	$—	$—	$—
Work in progress	—	—	—
Finished goods	3,682	169,841	173,523
Totals	$3,682	$169,841	$173,523

4. NOTES PAYABLE TO STOCKHOLDERS

During the quarter ended May 31, 2006, the Company received working capital loans from a stockholder of approximately $351,000. The loans are repayable on demand and carry an annual interest rate of 15%.

During the quarter ended August 31, 2006, the Company received a working capital loan from a stockholder of approximately $10,000. The loan is repayable on demand and carries an annual interest rate of 15%.

During the quarter ended August 31, 2006, the Company received a working capital loan from a stockholder of approximately $391,000. The loan is repayable on demand and carries an annual interest rate of 15%.

5. OTHER DEBT TRANSACTIONS

Debt Financing Transaction

In October 2005, the Company completed a private placement financing transaction and agreed to issue secured convertible notes payable to a group of accredited investors in the total amount of $2,170,000. The Company received $700,000 in cash on October 7, 2005, and $500,000 on November 22, 2005. The remaining $550,000 of net proceeds were placed in an escrow account; in connection with the transaction described in the “10/13/06 Equity Financing Transaction” section of Note 11, these funds have been returned to the investors. These notes payable, which were due in October and November 2008, were convertible into shares of the Company’s common stock at the holder's option at a price of not less than $0.78 per share. In connection with the October 2005 transaction, the Company also issued five-year warrants to purchase a total of 480,000 shares of its common stock at an initial exercise price of $3.00 per share.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(UNAUDITED)

5. OTHER DEBT TRANSACTIONS (continued)

Debt Financing Transaction (continued)

In connection with the above, the creditors/warrant holders (hereinafter collectively referred to as "the investors") in the October 2005 debt financing transaction (the "debt financing transaction") had certain registration rights for the common stock underlying both the warrants and the convertible debt. See Note 7 for a discussion of accounting for the contractual financial penalties associated with the investors' registration rights.

As more fully described in Note 11, the debt financing transaction was restructured in October 2006.

Redeemable Preferred Stock of Subsidiary

In a prior year, Astrata South Africa (Pty) Limited (sometimes hereinafter referred to as “Astrata SA”) issued redeemable preferred stock as part of the purchase price in acquiring Astrata Systems. Management concluded that, for accounting purposes, such stock was considered “mandatorily” redeemable; as a result, the aforementioned preferred stock has been reported as a liability in the Company’s consolidated financial statements since February 28, 2005. Because of their resignation as employees of Astrata SA, in fiscal 2006 the owners of the preferred stock described above forfeited preferred stock with a carrying value of approximately $443,000.

In August 2006, in connection with the sale of Astrata SA’s Geomatics operations (see Note 10), the preferred stockholders agreed to accept a lesser amount in full satisfaction of the remaining liability. As a result, the Company recorded a gain on debt extinguishment of approximately $323,000 during the quarter ended August 31, 2006. Such gain has been reported as an element of income from discontinued operations in the accompanying condensed consolidated statements of operations.

Other Matters

Because of the debt financing transaction referenced above and the transaction described in the “10/13/06 Equity Financing Transaction” section of Note 11, the exercise prices of certain warrants outstanding at February 28, 2006 have been reduced pursuant to anti-dilution contractual requirements. As a result of the same transaction, the conversion prices of the $1.5 million convertible note payable to a stockholder issued in September 2004 (as amended in November 2004) and a $384,000 convertible note payable issued to the same stockholder in December 2004 have been reduced pursuant to anti-dilution contractual requirements.

The combined effect of the adjustments described in the preceding paragraph and of similar adjustments relating to previous transactions is summarized as follows:

	Exercise or Conversion
	Price Per Share
	Original	Adjusted
	Amount	Amount
48,000 warrants outstanding at February 28, 2005	$2.00	$1.39

580,148 warrants outstanding at February 28, 2005	5.00	2.99

1,043,106 warrants issued in April/May 2005	3.50	2.22

Other warrants issued after February 28, 2005:

108,196 warrants	5.00	2.99

4,955 warrants	3.50	2.22

$1,884,000 of convertible debt outstanding at February 28, 2006	5.00	2.99

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(UNAUDITED)

6. EQUITY TRANSACTIONS

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

During the quarter ended May 31, 2006, the Company issued 25,000 shares of its common stock in exchange for services provided by consultants. Such shares were valued at approximately $38,000 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). Such amount was recorded as compensation expense and included in other selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

During the quarter ended August 31, 2006, the Company issued 273,902 shares of its common stock to satisfy a liability for services provided by consultants. Such shares were valued at approximately $437,000 (estimated to be the fair value based on the trading price on the issuance date). The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

During the quarter ended August 31 2006, the Company also issued 198,210 shares of its common stock in exchange for services provided by consultants. Such shares were valued at approximately $165,000 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

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

Operating Leases

The Company occupies facilities under operating lease agreements expiring on various dates through August 2011. Certain leases include future rental escalations and renewal options. As of August 31, 2006, minimum payments under operating leases approximated the following for the fiscal years ending February 28/29 listed below:

2008	$61,794
2009	44,560
2010	42,172
2011	42,172
Thereafter	3,514
$194,212

Rent expense approximated $59,000 and $409,000 for the six months ended August 31, 2006 and August 31, 2005, respectively.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(UNAUDITED)

7. OTHER COMMITMENTS AND CONTINGENCIES (continued)

Government Contract

In December 2004, a subsidiary of the Company was awarded a fixed-price contract to provide the Singapore government's Civil Defense Force (the "SCDF") with software and hardware in an integrated control system designed to provide real-time tracking (the "System") of vehicles that are authorized to transport hazardous materials within the country. The contract amount approximates 2.0 million Singapore dollars, or about $1.2 million as of August 31, 2005 (the "Contract"). The Company recognized revenue on the Contract of approximately $0.3 million and $0.5 million, respectively, during the three and six- month periods ended August 31, 2005. The Company did not recognize any revenue on the Contract during the six months ended August 31, 2006.

In the opinion of management, the Contract was completed on or before September 30, 2005 (the required contractual completion date) in accordance with its terms. Thus, it is not presently expected that the Company will be assessed any liquidated damages (which are limited to 10% of the Contract price) for late completion. SCDF has the right to withhold the final 10% of the Contract price (the “retention”) until approximately sixteen months after the System has completed certain acceptance tests specified in the Contract; such tests were successfully completed in late December 2005; as of August 31, 2006, the Company had not collected the retention. The Company is obligated to warrant the System for a one-year period beginning approximately fourteen weeks after the System has passed all of the aforementioned acceptance tests. The time frames described in the preceding two sentences assume that the "performance guarantee period" (as defined) is not extended beyond the original time specified in the Contract.

SCDF also has the right to audit all of the Company's subsidiaries which provided goods or services under the Contract in order to ensure that there was appropriate internal control and compliance with the terms of the Contract.

Registration Rights Penalties

The Company is contractually liable for certain penalties because its registration statement (on Form SB-2) was not declared effective by the SEC by the deadline dates. Based on the current estimate of the effective date of such registration statement and the effectiveness-date contractual deadline, as of August 31, 2006 the Company has accrued estimated penalties of approximately $885,500 relating to the October 2005 debt financing transaction discussed in Note 5 and the April/May 2005 sale of equity units.

See the “Restructuring of the October 2005 Debt Financing Transaction” section of Note 11 for additional information regarding certain matters discussed in the preceding paragraph.

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

The Company exited the Geomatics segment in June 2006; see Note 10 for information about assets held for sale and related liabilities in connection with discontinued operations.

Telematics

Products, accessories and services related to the business of remote monitoring of assets (including track-and-trace) whereby position, attributes, status and communication are involved.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(UNAUDITED)

8. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION (continued)

Telematics (continued)

Because of the discontinued operations described in the Note referenced in “Geomatics” immediately above, revenues (from continuing operations) reported in the accompanying condensed consolidated statements of operations relate exclusively to the Company’s Telematics operations. Thus, management has not reported the segment information otherwise required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Certain condensed geographic information is presented below including property and equipment, revenues, gross profit (loss) and operating loss:

For the three months ended August 31, 2006:

	Property and		Gross	Operating	Operating
	Equipment, net	Revenue	Profit (Loss)	Expenses	(Loss)
Asia	$530,302	$742,983	$254,318	$267,594	$(13,276)
United States	—	—	—	912,480	(912,480)
Western Europe	140,306	169,885	(12,338)	782,037	(794,375)
Total	$670,608	$912,868	$241,980	$1,962,111	$(1,720,131)

For the three months ended August 31, 2005:

	Property and		Gross	Operating	Operating
	Equipment, net	Revenue	Profit	Expenses	(Loss)
Asia	$416,439	$758,616	$158,467	$395,911	$(237,444)
United States	4,106	—	—	738,265	(738,265)
Western Europe	341,201	196,016	4,813	932,860	(928,047)
Total	$761,746	$954,632	$163,280	$2,067,036	$(1,903,756)

For the six months ended August 31, 2006:

	Property and		Gross	Operating	Operating
	Equipment, net	Revenue	Profit (Loss)	Expenses	(Loss)
Asia	$530,302	$1,107,871	$426,325	$693,252	$(266,927)
United States	—	—	—	2,050,067	(2,050,067)
Western Europe	140,306	231,335	(62,695)	1,223,516	(1,286,211)
Total	$670,608	$1,339,206	$363,630	$3,966,835	$(3,603,205)

For the six months ended August 31, 2005:

	Property and		Gross	Operating	Operating
	Equipment, net	Revenue	Profit	Expenses	(Loss)
Asia	$416,439	$1,208,722	$359,311	$970,721	$(611,410)
United States	4,106	—	—	1,214,614	(1,214,614)
Western Europe	341,201	201,148	2,680	1,866,499	(1,863,819)
Total	$761,746	$1,409,870	$361,991	$4,051,834	$(3,689,843)

See Note 3 for geographic information on inventory.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(UNAUDITED)

9. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the three and six months ended August 31, 2006 and 2005:

	Three Months Ended August 31, 2006	Three Months Ended August 31, 2005	Six Months Ended August 31, 2006	Six Months Ended August 31, 2005
Numerator for basic and diluted loss
per common share:
Net loss from continuing operations charged to
common shareholders	$(1,881,119)	$(2,039,422)	$(3,719,867)	$(4,299,871)
Total net loss charged to common shareholders	$(1,881,119)	$(2,039,422)	$(3,719,867)	$(4,299,871)

Denominator for basic and diluted loss
per common share:
Weighted average number of common shares outstanding	13,080,970	12,284,492	12,920,103	11,999,048

Basic and diluted loss per common share:
From continuing operations	$(0.14)	$(0.17)	$(0.29)	$(0.36)
Total net loss	(0.03)	(0.21)	(0.25)	(0.45)

10. DISCONTINUED OPERATIONS

Introduction

In the opinion of management, the Company’s future opportunities in the GPS industry are principally in the Telematics sector in the Southeast Asia, Western Europe, and United States markets, with particular emphasis on the homeland security business. In combination with certain operational issues in South Africa, the desire to outsource manufacturing activities, and the intent to restructure/relocate the research and development function, management reached a decision in the first quarter of fiscal 2007 to sell the Company’s Geomatics operations. The Company consummated certain disposal transactions in the second quarter of fiscal 2007. As more fully discussed below, management placed Astrata Systems in liquidation during the quarter ended August 31, 2006.

Management believes that the Company has not incurred any material contingent liabilities in connection with the transactions and events described in the preceding paragraph or in the “Sale of Geomatics Business in South Africa” section of this Note. The Company did not recognize any losses for write-downs (to fair value, less cost to sell) of any assets related to discontinued operations during the six months ended August 31, 2006. As described in the following paragraph, operations reported as discontinued in the accompanying condensed consolidated statements of operations are not expected to generate any significant continuing cash flows after May 31, 2006.

Including “customer incentive bonuses” due from certain vendors, the Company had total receivables relating to discontinued Telematics operations (in South Africa) of approximately $310,000 at August 31, 2006. However, since these receivables have not been (and will not be) sold, they have been excluded from “assets held for sale” in the below table. Such assets have been reported as “Trade and other receivables, net” in the accompanying August 31, 2006 condensed consolidated balance sheet. While management expects to collect such receivables during the twelve months ending May 31, 2007, this does not involve any continuing operations; the business activity related thereto will be limited to the effort expended in the collection process. The collection of such receivables is a non-recurring event for the Company, and all of the cash will be used to pay liabilities that are not reported as related to assets held for sale at either May 31, 2006 or August 31, 2006. Thus, management has concluded that the Company will not have any active continuing involvement with the components that have been classified as discontinued operations in the accompanying condensed consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(UNAUDITED)

10. DISCONTINUED OPERATIONS (continued)

The income from discontinued operations reported by the Company for the quarter and six months ended August 31, 2006 is summarized as follows:

Income (Loss)
From Discontinued
Operations

Disposal and other non-operating transactions:

Income from sale of Astrata SA’s Geomatics business (see below)	$1,484,000
Gain on extinguishment of liability for redeemable preferred stock of subsidiary (see Note 5)	332,000
Gain on relief from net liabilities resulting from the liquidation of Astrata Systems (see below)	326,000
Income from discontinued operations for the quarter ended August 31, 2006	2,142,000

Loss from discontinued operations	(1,653,000)
Income from discontinued operations for the six-month period ended August 31, 2006	$489,000

Over 90% of Astrata SA’s revenues for the six months ended August 31, 2006 (which totaled approximately $3.4 million) relate to the Company’s former Geomatics operations. The above loss from discontinued operations incurred during the quarter ended May 31, 2006 includes interest expense of approximately $60,000 and severance pay of approximately $210,000.

Sale of Geomatics Business in South Africa

In a Form 8-K filed with the SEC on June 23, 2006, the Company announced the following:

Astrata South Africa (Pty) Ltd (sometimes hereinafter referred to as the "Subsidiary") is a wholly owned subsidiary of the Company. The Subsidiary's primary activity was the marketing, sale, and service of products for the Geomatics industry, which the Company did not sell or support outside of Africa. As an extension to the strategic growth plan announced earlier this year, the Company has elected to divest the Subsidiary's Geomatics business and re-allocate its resources to the Telematics business only. This decision is supported by the Company's announcement on June 14, 2006 of a sales order for $17 million of Telematics products to a single European customer.

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

On April 24, 2006, Trimble registered its interest in the general notarial bond and subsequently, through a court order, affirmed its rights under such bond. As part of exercising those rights, Trimble agreed to transfer the Subsidiary's Geomatics business and certain moveable assets to Astrata Geomatics (Pty) Ltd, a newly established entity that is not affiliated with the Company.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(UNAUDITED)

10. DISCONTINUED OPERATIONS (continued)

Sale of Geomatics Business in South Africa (continued)

In consideration of these transactions, the Subsidiary received: (i) a credit in the amount of the outstanding balance under the Chesterfin line of credit of approximately $455,000 plus interest at 12.5% per annum from August 12, 2006; (ii) a credit of approximately $3,350,000 plus interest at 1% per month from the due date of each invoice due to Trimble; and, (iii) an assumption by the purchaser of all liabilities with respect to the Subsidiary's Geomatics business as of May 31, 2006, including trade creditors and all other obligations, but excluding liabilities that relate to any form of tax.

The transaction described immediately above was consummated on June 19, 2006.

Closure of South African Operations and Related Events

Effective May 31, 2006, all of the remaining employees of Astrata Systems and Astrata SA who did not become employees of Astrata Geomatics (Pty) Limited (see above) were terminated. As more fully discussed below, on June 27, 2006 management commenced the formal process of liquidating Astrata Systems. Subsequent to May 31, 2006, the Company's then existing Telematics business operated by Astrata SA was sold (subject to certain closing conditions) to two unrelated entities. Subsequent to May 31, 2006, the Company also sold the subcontract manufacturing business operated by Astrata Systems to an unrelated party.

Management considered the transactions and events described in the preceding paragraph and in the "Sale of Geomatics Business in South Africa" section of this Note in (a) measuring the adjustment to reduce inventory to its estimated net realizable value and (b) reviewing the Company's intangible and other long-lived assets for possible impairment as of February 28, 2006. The matters described in the preceding sentence resulted in total fiscal 2006 expense of approximately $3.1 million. See the Company’s February 28, 2006 Form 10-KSB (filed July 18, 2006) for additional information.

Deconsolidation and Effective Disposition of Astrata Systems

Effective May 31, 2006, Astrata Systems was closed and its continuing operations terminated. Management then voluntarily placed the entity in liquidation when a winding-up order (a “statement of affairs”) was filed in June 2006 with the appropriate agency in South Africa. When the statement of affairs was filed, Astrata Systems had an excess of liabilities to outsiders over assets (“excess liabilities”) with a carrying value of approximately $475,000. Based on advice of local counsel, management has determined that (1) Astrata Systems is no longer responsible for the excess liabilities and (2) neither the assets of Astrata Group nor any of its other subsidiaries are available to the creditors of Astrata Systems. Therefore, management concluded that the Company had effectively disposed of Astrata Systems, and the Company recorded a gain on debt extinguishment of approximately $475,000 during the quarter ended August 31, 2006. Such gain has been reported as an element of income from discontinued operations in the accompanying condensed consolidated statements of operations.

For reasons explained in the preceding paragraph, the accounts of Astrata Systems were deconsolidated from the Company’s condensed consolidated financial statements effective June 2006.

Other Matters

The major classes of assets and liabilities related to discontinued operations as of August 31, 2006 are as follows:

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(UNAUDITED)

10. DISCONTINUED OPERATIONS (continued)

Other Matters (continued)

	Assets Held for Sale
	Current Assets	Other Assets
Trade and other receivables	$170,007
Other current assets	34,301
Other assets		$—
Totals	$204,308	$—

	Liabilities Related to Assets Held for Sale
	Current Liabilities	Other Liabilities
Trade and accrued payables	$574,789
Other current liabilities	69,484
Long-term liabilities		$36,449
Totals	$644,273	$36,449

11. SUBSEQUENT EVENTS

During September 2006, the Company issued 273,589 shares of its registered common stock to satisfy liabilities for services provided by suppliers and employees. Such shares were valued at approximately $320,000 (estimated to be the fair value based on the trading price on the issuance date).

During September 2006, the Company also issued 111,197 shares of its unregistered common stock in exchange for services provided by an employee. Such shares were valued at approximately $109,000 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

Subsequent to August 31, 2006, the Company also issued 83,325 shares of registered common stock (valued at approximately $108,000 based on the trading price on the issuance date) for the exercise of employee stock options.

The 10/13/06 Equity Financing Transaction

As more fully described below, on October 13, 2006 the Company entered into certain equity transactions with an unrelated entity (which has represented itself as an “accredited investor” as that term is defined in Regulation D of the Securities Act) and certain creditors. In the opinion of management - based in part on advice of counsel, such transactions are exempt from registration under the Securities Act.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(UNAUDITED)

11. SUBSEQUENT EVENTS (continued)

The 10/13/06 Equity Financing Transaction (continued)

The Company has agreed to sell a maximum of 5.5 million shares of its Series A convertible preferred stock (with a par value of $0.0001 per share) and certain warrants to purchase its common stock for a maximum purchase price of $5.5 million. Such preferred stock is hereinafter referred to as the “Preferred Stock,” which is convertible into shares of the Company’s common stock based on a formula (see the next paragraph) set forth in the Series A Convertible Preferred Stock Purchase Agreement Dated October 13, 2006 (the “Agreement”). The Preferred Stock has a liquidation preference of $1.00 per share (the “Liquidation Preference Amount”), and a cumulative annual cash dividend of 8% of the Liquidation Preference Amount; such dividend is payable only in the event of the dissolution, liquidation or winding up of Astrata Group.

Each share of Preferred Stock is convertible into a number of shares of the Company’s common stock equal to the quotient that results from dividing $1.00 by the “Conversion Price.” As defined in the October 12, 2006 Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of Astrata Group Incorporated (the “Certificate of Designation”), the Conversion Price is a maximum of $0.50 per share except for adjustments relating to stock splits and stock combinations. The Conversion Price is also subject to downward adjustment for reorganizations, mergers, consolidations, certain dividends and other corporate events set forth in the Certificate of Designation. Issuances of the Company’s common stock for reasons other than those described in the preceding sentence at a per-share price less than the then-current Conversion Price will generally trigger a downward adjustment of the Conversion Price, with a minimum adjusted price of $0.40 per share.

Under the terms of the Agreement, the Company issued warrants to the holders of the Preferred Stock and agreed to issue additional warrants under certain conditions. Each warrant entitles the holder to purchase Company common stock based on a percentage of the shares of common stock issuable upon conversion of the Preferred Stock (the “Conversion Shares”). The Series A and B warrants each entitle the holder to purchase 75% of the Conversion Shares at an exercise price of $1.00 and $1.50 per share, respectively; such warrants vested and became exercisable upon issuance. The Series J Warrant permits the holder to acquire 100% of the Conversion Shares at an exercise price of $0.50 per share, provided that the warrant holder has purchased Preferred Stock in a minimum amount of $2 million. If the Series J warrant is exercised, the Series C and D warrants become exercisable and would each permit the holder to purchase 75% of the Conversion Shares at an exercise price of $1.00 and $1.50 per share, respectively. Except as explained below, these warrants expire as follows: the Series J Warrants expire in October 2007, and the other warrants expire in October 2011.

The Company has granted registration rights (the “Registration Rights Agreement”) for the common stock underlying both the aforementioned warrants and the Preferred Stock; such common stock is sometimes hereinafter collectively referred to as the “Registrable Securities.” Under the terms of the Registration Rights Agreement, the Company is required to file with the SEC a registration statement providing for the resale of all Registrable Securities on a continuous basis pursuant to Rule 415 of the Securities Act. Until such registration statement is declared effective by the SEC, the Registrable Securities, the Preferred Stock, and the related warrants are restricted securities under Rule 144 of the Securities Act. The Registration Rights Agreement also provides that the Company will incur liquidated damages in the form of a cash penalty if (a) the aforementioned registration statement is not filed by November 12, 2006 or (assuming that the registration statement receives a “full review” by the SEC) is not declared effective by the SEC by approximately February 12, 2007, or (b) the effectiveness of such registration statement is not continuously maintained until the earlier of when all the Registrable Securities have been sold or the Rule 144 restrictions relating to such securities have lapsed. Such penalty would also be triggered if the Company’s common stock was delisted or no longer quoted by the OTCBB. The penalty is 2% per month (or any portion thereof) of the holder’s initial investment in the Preferred Stock, with a maximum penalty of 10% of the base amount.

The Company has also agreed to amend its Articles of Incorporation (the “Amended Articles”) to increase the number of shares of its authorized common stock to a minimum of 150% of that required to effect the conversion/exercise of all the Preferred Stock and related warrants. If the Amended Articles have not been effected by approximately January 12, 2007, the term of the warrants described above will increase by one year.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(UNAUDITED)

11. SUBSEQUENT EVENTS (continued)

The 10/13/06 Equity Financing Transaction (continued)

On October 13, 2006, the Company sold 2.5 million shares of its Preferred Stock under the terms of the Agreement and issued Series A and B warrants for total consideration of $2.5 million; the net proceeds approximated $1.6 million. The Company incurred a finder’s fee of $250,000 related to this transaction; in addition, approximately $550,000 of the gross proceeds was used to partially repay the debt described in the “Debt Financing Transaction” section of Note 5. In connection with the October 2006 transaction, certain creditors exchanged $1.5 million of Company notes payable for 1.5 million shares of Preferred Stock. One such creditor was the Company’s chief executive officer/chief financial officer, who held a promissory note payable by the Company in the amount of $250,000. Conversion of the Preferred Stock described in this paragraph and exercise of all the related Series A and B warrants would result in the issuance of 20 million additional shares of the Company’s common stock. Based on the number of common shares outstanding at September 30, 2006, this would result in ownership by the current holders of Preferred Stock and the related warrants of approximately 60% of the Company’s common stock. .

Restructuring of the October 2005 Debt Financing Transaction

In connection with the matters described in the “October 13, 2006 Equity Financing Transactions” section of this Note, the Company restructured certain elements of its October 2005 debt financing transaction (as amended, the “debt financing transaction”) on October 12, 2006. As noted above, $550,000 of the proceeds from the aforementioned equity financing transactions was paid to the creditors in the debt financing transaction. The other significant provisions of the aforementioned October 2006 restructuring (the “Restructuring”) are summarized below.

The Restructuring provides that all of the original agreements documenting the debt financing transaction are terminated, and thus are no longer binding on any of the parties to such transaction. As part of the Restructuring, the Company issued four non-interest-bearing unsecured promissory notes payable dated October 12, 2006 (the “2006 notes payable”) to the creditors in the total amount of $1,200,000; such notes are due in three quarterly installments of $400,000 each beginning January 15, 2007. In lieu of the $1.2 million, the creditors/warrant holders in the debt financing transaction (hereinafter collectively referred to as “the investors”) granted the Company an option to (a) pay $950,000 prior to December 31, 2006 and (b) issue warrants to purchase a total of 500,000 shares of the Company’s common stock with an exercise price equal to 120% of the five-day volume-weighted average price of the Company’s common stock as quoted on the OTCBB. There is no penalty for prepayment of the 2006 notes payable after December 30, 2006.

In consideration for the investors’ waiver of any and all defaults by the Company relating to the debt financing transaction, the Restructuring provides that the Company will issue 500,000 shares (the “default shares”) of its restricted common stock to the investors.

As a result of the Restructuring (including the waiver referenced in the preceding paragraph), accrued registration rights penalties of approximately $390,000 described in Note 7 relating to the debt financing transaction have been extinguished. On October 12, 2006, the Company filed a Form RW with the SEC to withdraw its registration statement on Form SB-2 covering the common stock underlying the warrants described below and the convertible notes payable issued in the debt financing transaction.

The investors have retained the five-year warrants to purchase 480,000 shares of the Company’s common stock issued in the original transaction; see the “Debt Financing Transaction” section of Note 7 to the Company’s February 28, 2006 consolidated financial statements included in its Form 10-KSB for the year then ended (filed with the SEC on July 18, 2006) for additional information regarding such warrants.

The Company has also executed an agreement whereby the investors have been given “piggyback” registration rights (the “Agreement”) for the common stock underlying the warrants described in the preceding paragraph and for the default shares; such rights do not become effective until mid-April 2007. The Company will not be liable for any penalties if the registration statement filed pursuant to the Agreement is not filed or declared effective by any particular date.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(UNAUDITED)

11. SUBSEQUENT EVENTS (continued)

Letter of Intent Regarding Sales Contract

Effective October 16, 2006, the Company entered into an exclusive letter of intent (“LOI”) valued at approximately $85 million with a Singapore-based entity for the supply of Astrata’s intelligent tracking systems and the associated command and control centers. This equipment is intended to satisfy a homeland security requirement; as a result, the identity of the ultimate end-user will remain confidential.

The buyer has requested that the initial shipments begin during the first quarter of calendar 2007, with the entire order being delivered within twelve to eighteen months. There can be no assurance at this time that a contract will in fact be executed as a result of the LOI. However, if and when such contract is executed, the Company expects to receive a significant down payment to fund the manufacturing requirements. Hardware manufacturing for this contract will be outsourced, and the Company is now in discussion with a number of major subcontractor manufacturers.

The Company has previously provided Singapore’s countrywide hazardous materials (“hazmat”) vehicle tracking system, which is expected to play a prominent role in their expanded homeland security program. As part of Singapore’s civil defense program, Astrata has fitted almost 1000 vehicles transporting hazardous materials in that country with its advanced intelligent tracking device.

Settlement of Disputed Liability

In September 2006, Astrata SA accepted an offer from a South African entity (which was formerly a major supplier) to settle a disputed liability with an August 31, 2006 balance of approximately $341,000. Under the terms of the settlement, except as described in the next paragraph, the vendor has agreed to accept the following in full satisfaction of such liability: (a) cash of approximately $42,000 (which was paid in September 2006), (b) the June 2006 sale (which was consummated in October 2006) of certain assets associated with Astrata SA’s Solaris distributorship business, including the customer list, to a third party (financed by the supplier and applied to Astrata SA’s liability) for approximately $75,000, and (c) other non-cash consideration (including the transfer by Astrata SA of certain MT2000 data terminal inventory, and Astrata SA’s acceptance of the rental fees owed to the vendor) with a total agreed-upon value of approximately $31,000.

If and when Astrata SA is dissolved and all of its assets are sold, the settlement described above is subject to upward adjustment (on a pro rata basis) to the extent of any cash remaining after paying all of Astrata SA’s other creditors.

Item 2: Management’s Discussion and Analysis

Overview

The following discussion should be read in conjunction with the condensed unaudited consolidated financial statements and notes thereto of the Company appearing elsewhere in this report. Such financial statements have been prepared to reflect the Company's financial position as of August 31, 2006, together with the results of operations for the three and six months ended August 31, 2006 and 2005, and cash flows for the six months ended August 31, 2006 and 2005, respectively.

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

Structural Adjustments

During the six months ended August 31, 2006, a number of core structural changes were implemented.

These included decisions to:

o	Withdraw from Geomatics and focus exclusively on Telematics;

o	Restructure research and development operationally by increased outsourcing and geographically by transferring this function to South East Asia;

o	Outsource all manufacturing activities;

•	Withdraw from the South African telematics market where the primary demand related to "stolen vehicle recovery" as opposed to more demanding and complex integrated solutions.

•	Restructure our Indonesian distribution arrangements with a view to minimizing costs.

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

In line with our structural realignment during the quarter ended August 31, 2006, Astrata entered into a number of agreements to dispose of its South African operations. The effective date for these transactions is June 1, 2006. South African based operations that were not sold by this date were closed effective May 31, 2006 and on June 27, 2006 Astrata Systems (Pty) Ltd was placed in voluntary liquidation.

Major Sales Orders

In June 2006 Astrata announced the award of a sales order valued at approximately $17 million from AST Europe Group AB for the delivery of 50,000 telematics units. The Company now expects this order to commence delivery during the last quarter of fiscal 2007.

Homeland Security - Letter of Intent

In an 8K filed with the Securities and Exchange Commission on October 18, 2006, the Company disclosed that:

Effective October 16, 2006, Astrata Group Incorporated has entered into an exclusive Letter of Intent valued at $85 Million from a Singapore based Company for the supply of Astrata's Intelligent Tracking Systems and the associated Command and control Centers. This equipment is intended to meet a Homeland Security requirement and as a result the ultimate end user will remain confidential.

The ultimate end user has requested that initial deliveries begin during the first calendar quarter of 2007 with the entire order being delivered in between twelve & eighteen months. Upon signature of the contract the Company expects to receive a significant down payment to fund the manufacturing requirements. Hardware manufacturing for this contract will be outsourced and the Company is now in discussions with a number of major sub-contract manufacturers.

Results of Operations for the Three Months Ended August 31, 2006 and 2005

As disclosed elsewhere herein (see Note 10), the Company is discontinuing its operations and exiting South Africa. Accordingly, all South African operations are being reported as discontinued operations effective for the May 31, 2006 quarter.

Revenues

Net sales were approximately $913,000 for the three months ended August 31, 2006; a decrease of approximately $42,000 compared to the three months ended August 31, 2005 of approximately $955,000. This reflects a 5% decline quarter to quarter. Astrata's core objective is to be a major service provider and supplier in the Telematics market sector. This objective has been further refined by exiting the South African based geomatics segment and focusing on the Homeland Security and Business to Business sectors where the demand for complex integrated telematics solutions is driving market growth in North America, Europe and South East Asia.

Gross profits

Gross profit increased approximately $79,000 to approximately $242,000 for the three months ended August 31, 2006 compared to the three months ended August 31, 2005 of approximately $163,000. Gross profits as a percentage of revenue increased from 17% to 27%

Selling, general and administrative expenses

Selling general and administrative expenses for the three months ended August 31, 2006 were approximately $1.7 million, a decrease of approximately $0.1 million compared to the three months ended August 31, 2005 of approximately $1.8 million.

In Asia, expenses for the three months ending August 31, 2006 were approximately $0.3 million, compared to the three months ended August 31, 2005 of approximately $0.4 million. These expenses are primarily related to staffing, facilities and travel costs.

In Europe, expenses for the three months ending August 31, 2006 were approximately $0.6 million, a decline of approximately $0.2 million compared to the three months ended August, 2005 of approximately $0.8 million. These expenses are primarily related to staffing, facilities and travel costs. The London offices leased by Astrata Europe Ltd were released in May 2006.

Corporate expenses for the three months ending August 31, 2006 were approximately $ 0.8 million, compared to the three months ending August 31, 2005 of approximately $0.6 million. Corporate expenses include public company expenses of approximately $0.4 million (in respect of accounting, auditing, legal fees and director fees) and administrative expenses of approximately $0.4 million (primarily in respect of marketing, salaries, facilities and travel expenses).

Research and Development expenses for the three months ending August 31, 2006 were nil, compared to the three months ending August 31, 2005 of approximately $0.3 million.

As explained in Note 2 to the financial statements included elsewhere herein, the adoption of SFAS 123-R "Share-Based Payments" from March 1, 2006 resulted in recording a non-cash expense of approximately $0.3 million in the quarter ending August 31, 2006.

Net Results of Operations

Our operating loss was approximately $1.7 million for the three months ended August 31, 2006 and approximately $1.9 million for the three months ended August 31, 2005. Underlying these results the impact of SFAS No.123-R of approximately $0.3 million was offset by principally by savings in research and development overheads.

Interest expense

Interest expense for the three months ended August 31, 2006 was approximately $0.2 million as compared to $0.1 million for the quarter ended August 31, 2005.

Net Results

We are reporting a net loss of approximately $0.5 million or $0.03 per common share for the three months ended August 31, 2006 compared to a net loss of approximately $2.6 million or $0.21 per common share for the three months ended August 31, 2005. Our continuing operations resulted in a net loss of approximately $1.9 million or $0.14 per common share for the three months ended August 31, 2006 and approximately $2.0 million or $0.17 per common share for the three months ended August 31, 2005. Our discontinued operations resulted in a net gain of approximately $1.4 million or $0.11 per common share for the three months ended August 31, 2006 and a loss of approximately $0.5 million or $0.04 per common share for the three months ended August 31, 2005.

Results of Operations for the Six Months Ended August 31, 2006 and 2005

As disclosed elsewhere herein (see Note 10), the Company is discontinuing its operations and exiting South Africa. Accordingly, all South African operations are being reported as discontinued operations effective for the three and six months ended August 31, 2006.

Revenues

Net sales were approximately $1.3 million for the six months ended August 31, 2006; a decrease of approximately $0.1 million compared to the six months ended August 31, 2005 of approximately $1.4 million. This reflects a 7% decline quarter to quarter.

Gross profits

Gross profit increased approximately $2,000 to approximately $364,000 for the six months ended August 31, 2006 compared to the six months ended August 31, 2005 of approximately $362,000. Gross profits as a percentage of revenue increased from 26% to 27%.

Selling, general and administrative expenses

Selling general and administrative expenses for the six months ended August 31, 2006 were approximately $3.2 million, a decrease of approximately $0.6 million compared to the six months ended August 31, 2005 of approximately $3.8 million.

In Asia, expenses for the six months ending August 31, 2006 were approximately $0.7 million, compared to the six months ended August 31, 2005 of approximately $1.0 million. These expenses are primarily related to staffing, facilities and travel costs.

In Europe, expenses for the six months ending August 31, 2006 were approximately $1.0 million, a decline of approximately $0.9 million compared to the six months ended August, 2005 of approximately $1.9 million. These expenses are primarily related to staffing, facilities and travel costs. The London offices leased by Astrata Europe Ltd were released in May 2006.

Corporate expenses for the six months ending August 31, 2006 were approximately $ 1.5 million, compared to the six months ending August 31, 2005 of approximately $0.9 million. Corporate expenses include public company expenses of approximately $0.8 million (in respect of accounting, auditing, legal fees and director fees) and administrative expenses of approximately $0.7 million (primarily in respect of marketing, salaries, facilities and travel expenses).

Research and Development expenses for the six months ending August 31, 2006 were nil, compared to the three months ending August 31, 2005 of approximately $0.3 million.

As explained in Note 2 to the financial statements included elsewhere herein, the adoption of SFAS 123-R "Share-Based Payments" from March 1, 2006 resulted in recording a non-cash expense of approximately $0.7 million in the six months ending August 31, 2006.

Net Results of Operations

Our operating loss was approximately $3.6 million for the six months ended August 31, 2006 and approximately $3.7 million for the six months ended August 31, 2005. Underlying these results, the impact of SFAS No.123-R of approximately $0.7 million was offset by reductions in selling, general and administrative overheads of approximately $0.5 million, research overheads of approximately $0.2 million.

Other income (expense)

Interest expense for the six months ended August 31, 2006 was approximately $0.4 million as compared to $0.6 million for the six months ended August 31, 2005. Fair value adjustment for warrant liability amounted to a benefit of $0.3 million for the six months ended August 31, 2006 as compared to nil for the six months ended August 31, 2005.

Net Results

We are reporting a net loss of approximately $3.2 million or $0.25 per common share for the six months ended August 31, 2006 compared to a net loss of approximately $5.3 million or $0.45 per common share for the six months ended August 31, 2005. Our continuing operations resulted in a net loss of approximately $3.7 million or $0.29 per common share for the six months ended May 31, 2006 and approximately $4.3 million or $0.36 per common share for the six months ended August 31, 2005. Our discontinued operations resulted in a net gain of approximately $0.5 million or $0.04 per common share for the six months ended August 31, 2006 and a loss of approximately $1.0 million or $0.09 per common share for the six months ended August 31, 2005.

Liquidity and Capital Resources

Balance Sheet Comparison of August 31, 2006 to February 28, 2006

During the three months ended August 31, 2006, the Company determined it would withdraw from Geomatics and focus exclusively on Telematics. The Geomatics business represents the vast majority of the revenue of Astrata South Africa (Pty) Ltd. (“ASA”). On August 31, 2006, the Company closed its subsidiary, Astrata Systems (Pty) Ltd., (“Systems”) and also elected to sell the remaining assets of ASA as discussed in Notes 10 and 11 of the condensed consolidated financial statements included herein. As of August 31, 2006, we have approximately $0.2 million in assets being held for sale, and approximately $0.7 million of liabilities being held for sale, which should be completing in the near future.

For purposes of the matters discussed in the following two paragraphs, management has recast the Company’s February 28, 2006 consolidated balance sheet (included in the February 28, 2006 Form 10-KSB filed with the SEC on July 18, 2006) to retroactively reflect the estimated effect of assets classified as “held for sale” at August 31, 2006 and the related liabilities. These pro forma adjustments, which are for discussion purposes only, have been developed by management based on the transactions and events relating to the Company’s discontinued operations reported in the condensed consolidated financial statements (and discussed in the related notes) included elsewhere herein.

Total assets decreased by approximately $4.2 million from $6.9 million as of February 28, 2006 to $2.7 million as of August 31, 2006. The decrease is primarily due to the sale in accounts receivable of approximately $1 million, the sale of inventory of approximately $1.8 million, the sale of property and equipment of approximately $0.3 million, the impairment of goodwill and intangible assets of approximately $1 million, and a decrease in cash of approximately $0.4 million; offset by an increase in other assets of approximately $0.1 million.

Total liabilities decreased by approximately $2.6 million from approximately $16.5 million as of February 28, 2006 to approximately $13.9 million as of August 31, 2006. This is primarily due to a decrease in trade accounts payable and accrued liabilities of approximately $2.6 million from a forgiveness of debt related to the sale of our geomatics business within South Africa.

Statement of Cash flow Changes

Our operating activities provided approximately $0.3 million in cash ending August 31, 2006. The sale of our geomatics business with a forgiveness of debt of approximately $0.3 million and a gain on disposal of discontinued operations were the primary component of our positive operating cash flow. The net loss was offset by a number of non-cash items totaling approximately $0.9 million. These include forgiveness of debt, depreciation, amortization, impairment of assets and issuance of stock for services and compensation. Decreases in receivables, payables and inventories of approximately $4.4 million yielded a net increase in working capital of approximately $0.3 million.

Cash flows from investing activities used approximately $0.1 million primarily to support investment in affiliates. Cash flows used in financing activities were increases in and advances from stockholders of approximately $0.7 million; offset by repayments against long-term liabilities of approximately $0.3 million, and the net repayment in full of approximately $1.2 million on a line of credit.

At August 31, 2006, the Company had negative working capital of approximately $11.6 million. In order for us to fund our operations and continue this growth plan, substantial additional funding will be required from external sources. Management currently intends to fund operations through a combination of equity financing and lines of credit. The Company has recently concluded a convertible preference share offering that has yielded $4 million in equity disclosed elsewhere herein the condensed consolidated financial statement Note 11.

Liquidity and Going Concern Considerations

The condensed consolidated financial statements included elsewhere herein have been prepared assuming we will continue in our present form, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. For the six months ended August 31, 2006, we had a net loss of approximately $2.7 million and positive cash flow from operating activities of approximately $0.8 million. In addition, we had a working capital deficit of approximately $11.8 million as of August 31, 2006.

Because of the Company’s financial condition, our independent public accountants included a going concern paragraph in their audit report on our February 28, 2006 consolidated financial statements. The going concern paragraph states that there is substantial doubt about the Company’s ability to continue as a going concern. Such financial statements and the condensed consolidated financial statements included elsewhere herein have been prepared assuming that the Company will continue as a going concern (based upon management’s plans discussed herein) which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the aforementioned financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

In the first quarter of fiscal 2007, management revised our business plan to focus on the more developed markets in Europe, South East Asia and North America. As our core strategic direction is now to focus on the telematics market rather than the geomatics market, the Company entered into discussions regarding the sale of the geomatics business. The sale of this business, which was disclosed as a subsequent event in the February 28, 2006 Form10-KSB filed July 18, 2006, and the winding down of our remaining South African operations will yield annual savings of approximately $5.8 million, or 41% of the Company’s annual selling, general and administrative expenses with an associated headcount reduction of over 120 members of staff, a Company-wide reduction of about 60%.  The Company has recently concluded a convertible preference share offering that has yielded $4 million in equity disclosed elsewhere herein the condensed consolidated financial statement Note 11.

The Company’s capital requirements depend on numerous factors, including the rate of market acceptance of the Company’s products and services, the Company’s ability to service its customers, the ability to maintain and expand our customer base, the level of resources required to expand the Company’s marketing and sales organization, finance research and development activities and other factors. As more fully explained elsewhere herein, management presently believes that cash generated from operations, combined with the Company’s current credit facilities and the debt and/or equity financing proposals now under consideration, will be sufficient to meet the Company’s anticipated liquidity requirements through August 2007.

Management is projecting growth in telematics sales during fiscal 2007, and has already announced a single order in this sector valued at approximately $17 million.

Effective October 16, 2006, the Company entered into an exclusive letter of intent (“LOI”) valued at approximately $85 million with a Singapore-based entity for the supply of Astrata’s intelligent tracking systems and the associated command and control centers. This equipment is intended to satisfy a homeland security requirement; as a result, the identity of the ultimate end-user will remain confidential.

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

Closure of South African Operations and Related Events

Effective August 31, 2006, all of the remaining employees of Astrata Systems and Astrata SA who did not become employees of Astrata Geomatics (Pty) Limited were terminated. Astrata Geomatics (Pty) Limited, a newly established entity that is not affiliated with the Company, acquired the business and certain moveable assets of the Subsidiary named in the preceding paragraph. On June 27, 2006, management commenced the formal process of liquidating Astrata Systems. The assets of Astrata Group and its other subsidiaries are not available to satisfy the liabilities of Astrata Systems, whose tangible assets were not significant as of June 27, 2006.

Subsequent to August 31, 2006, the Company's then existing Telematics business operated by Astrata SA was sold (subject to certain closing conditions) to two unrelated entities. Subsequent to August 31, 2006, the Company also sold the subcontract manufacturing business operated by Astrata Systems to an unrelated party.

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

Off Balance Sheet Arrangements

As of August 31, 2006, there were no off balance sheet arrangements. Please refer to Note 7 (“Other Commitments and Contingencies”) to the Company’s condensed consolidated financial statements included elsewhere herein for additional information.

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

Our principal foreign currency has been the South African Rand. We translate all assets and liabilities at period-end exchange rates and income and expense accounts at average rates during the period. The Rand weakened against the U.S. Dollar by approximately 6.0% for the six months ended August 31, 2006. This increases both our revenue and costs as compared to previous periods. During the three months ended August 31, 2006, we also had transactions denominated in the British Pound, the Singapore Dollar, the Malaysian Ringgit, and the Brunei Dollar.

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

As of February 28, 2006, management determined that as a result of the decision to exit the South African market certain long-lived assets were impaired. Accordingly the carrying values of the related long-lived assets were reduced as of that date. As of August 31, 2006, we determined that no additional impairment indicators existed; thus, no adjustments have been made to the carrying values of long-lived assets (that are either held for sale or held and used) as of August 31, 206. There can be no assurance that market conditions will not change or demand for our services and products will continue which could result in further impairment of long-lived assets in the future.

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

Revenue Recognition

General

Except as described in "Contract Accounting" below, the Company's revenues are recorded in accordance with the SEC’s Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

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

In the Company’s Telematics operations, orders are generally shipped free-on-board shipping point, which means that such orders are recognized as revenue when the product is delivered to the carrier (shipped). Free-on-board shipping point also means that the customer bears all costs and risks of loss or damage to the goods prior to their delivery.

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

Item 3: Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2006 our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended August 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 1A: Risk Factors

The material changes from the risk factors disclosed in the Company’s February 28, 2006 Form 10-KSB (based, in part, on the discontinued operations reported in our condensed consolidated statements of operations included elsewhere herein) are summarized below.

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

We operate in a single market segment

During the quarter ended August 31, 2006 the Company elected to exit the Geomatics segment which was limited by distribution agreements to distribution in Sub-Saharan Africa. The Company now focuses exclusively on the Telematics segment which affords global opportunities. As noted elsewhere this segment is dependent on access to Global Positioning System signals and cellular wireless providers.

The following risk factor has been removed as we have discontinued our operations in South Africa:

As some of our sales and purchase transactions are denominated in currencies other than the South African Rand, Astrata SA is exposed to foreign currency risk.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended August 31, 2006, the Company issued 273,902 shares of its common stock to satisfy a liability for services provided by consultants. Such shares were valued at approximately $437,000 (estimated to be the fair value based on the trading price on the issuance date). The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

During the quarter ended August 31 2006, the Company also issued 198,210 shares of its common stock in exchange for services provided by consultants. Such shares were valued at approximately $165,000 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

Item 3: Defaults upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6: Exhibits

ExhibitNo.	Description

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRATA GROUP INCORPORATED
Date: October 23, 2006

By:  /S/ MARTIN EULER

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