Form 10QSB/A
period 2006-08-31
ASTRATA GROUP INC
filed 2006-10-24
CIK 1071157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

Management inadvertently submitted a superceded document to the Edgarizing company when filing the Company's August 31, 2006 Form 10-QSB on October 23, 2006. As a result, the Company immediately filed this Form 10-QSB/A to submit the accompanying restated statement of cash flows for the six-month period ended August 31, 2006.
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

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(UNAUDITED)

	2006	2005
	(As Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(3,230,671)	$(5,339,130)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Gain on sale of property and equipment	(7,394)	(4,814)
Gain on forgiveness of debt	(332,691)	—
Depreciation and amortization	266,270	459,999
Gain on disposal relating to discontinued operations	(1,810,098)
Loss on early termination of lease	101,886	—
Amortization of deferred compensation cost	200,250	187,500
Amortization of deferred finance costs and debt discount	(58,383)	416,025
Issuance of stock for services	38,252	74,375
Issuance of stock options for compensation	728,945	—
Equity in net loss of affiliate	18,828	(3,669)
Minority interest	—	(6,774)
Deferred income taxes	—	(39,706)
Unrealized foreign currency exchange gain	(16,922)	(69,690)
Changes in operating assets and liabilities:
Accounts receivable	2,635,709	(1,822,417)
Inventories	2,857,494	174,690
Other assets	139,222	129,753
Accounts payable and accrued liabilities	(1,265,163)	2,032,438
Taxes payable	6,401	—
Deferred tax liability	(14,893)	—
Net cash provided by and (used in) operating activities	250,507	(3,811,420)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	50,501	(394,114)
Proceeds from sale of assets	36,978	14,899
Investment in affiliates	(135,491)	47,419
Restricted cash	(47,592)	—
Net cash used in investing activities	(148,345)	(331,796)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bridge loan	—	(1,500,000)
Repayment of long term liabilities	(279,298)	(35,013)
Proceeds from long term liabilities	—	54,012
Lines of credit, net	(1,149,790)	1,305,774
Proceeds from note payable to stockholders	—	200,000
Proceeds from advances by stockholders	731,017	333,655
Proceeds from issuance of common stock	—	3,073,234
Net cash (used in) and provided by financing activities	(698,071)	3,431,662
Effect of foreign currency exchange rate changes on cash and cash equivalents	178,116	(75,025)
Net (decrease) in cash and cash equivalents	(365,052)	(786,579)
Cash and cash equivalents at beginning of period	436,532	1,281,064
Cash and cash equivalents at end of period	$71,480	$494,485
Cash paid during the period for:
Interest	$—	$140,194
Income taxes	$—	$—

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

In August 2006, in connection with the sale of Astrata SA’s Geomatics operations (see Note 10), the preferred stockholders agreed to accept a lesser amount in full satisfaction of the remaining liability. As a result, the Company recorded a gain on debt extinguishment of approximately $332,000 during the quarter ended August 31, 2006. Such gain has been reported as an element of income from discontinued operations in the accompanying condensed consolidated statements of operations.

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

Deconsolidation and Effective Disposition of Astrata Systems

Effective May 31, 2006, Astrata Systems was closed and its continuing operations terminated. Management then voluntarily placed the entity in liquidation when a winding-up order (a “statement of affairs”) was filed in June 2006 with the appropriate agency in South Africa. When the statement of affairs was filed, Astrata Systems had an excess of liabilities to outsiders over assets (“excess liabilities”) with a carrying value of approximately $326,000. Based on advice of local counsel, management has determined that (1) Astrata Systems is no longer responsible for the excess liabilities and (2) neither the assets of Astrata Group nor any of its other subsidiaries are available to the creditors of Astrata Systems. Therefore, management concluded that the Company had effectively disposed of Astrata Systems, and the Company recorded a gain on debt extinguishment of approximately $326,000 during the quarter ended August 31, 2006. Such gain has been reported as an element of income from discontinued operations in the accompanying condensed consolidated statements of operations.

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