Form 10QSB/A
period 2006-08-31
ASTRATA GROUP INC
filed 2006-11-28
CIK 1071157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A-2

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 31 2006: 13,781,818

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

TABLE OF CONTENTS

		Page
Part I - Financial Information

Item 1	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheet as of August 31, 2006	F-1

	Condensed Consolidated Statements of Operations and Comprehensive
	Loss for the three and six months ended August 31, 2006 and 2005	F-2

	Condensed Consolidated Statements of Cash Flows for the
	six months ended August 31, 2006 and 2005	F-3

	Notes to Condensed Consolidated Financial Statements	F-4

Item 2	Management’s Discussion and Analysis or Plan of Operation	1

Item 3	Controls and Procedures	13

Part II - Other Information

Item 1	Legal Proceedings	14

Item 1A	Risk Factors	14

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3	Defaults upon Senior Securities	17

Item 4	Submission of Matters to a Vote of Security Holders	17

Item 5	Other Information	17

Item 6	Exhibits	18

i

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

Management inadvertently submitted a superceded document to the Edgarizing company when filing the Company’s August 31, 2006 Form 10-QSB on October 23, 2006. As a result, the Company immediately filed a Form 10-QSB/A on October 24, 2006 to submit the accompanying statement of cash flows for the six- month period ended August 31, 2006.

This second amendment of the Company’s August 31, 2006 Form 10-QSB was filed principally to (a) correct certain errors and omissions in Management’s Discussion and Analysis or Plan of Operation (Item 2 of Part I), (b) revise the pro forma stock-based compensation expense determined using the fair value method for the quarter and six-month period ended August 31, 2005 disclosed in Note 2 to the Company’s condensed consolidated financial statements included elsewhere herein, and (c) provide additional updating of the risk factors set forth in Item 1A of Part II of the filing.

ii

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
AUGUST 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$71,480
Trade and other receivables, net	919,112
Inventories	173,523
Deferred financing costs, net	79,410
Other assets	173,470
Current assets held for sale	204,308
Total current assets	1,621,303
Property and equipment, net	670,608
Goodwill	300,000
Investment in and advances to affiliate	88,146
Total assets	$2,680,057
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,862,269
Salaries and benefits payable to officers and directors	1,723,743
Registration rights penalties	885,500
Derivative warrant liability	423,600
Interest payable	738,535
Income taxes payable	6,401
Notes payable to stockholders	1,884,000
Advances from stockholders	603,860
Liabilities related to assets held for sale	644,273
Current portion of long-term liabilities	1,124,139
Other current liabilities	302,306
Total current liabilities	13,198,626
Debenture, net	412,142
Long-term liabilities	19,122
Other liabilities related to assets held for sale	36,449
Total liabilities	13,666,339
Minority interest	33,579
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares
authorized, none issued or outstanding	-
Common stock, $0.0001 par value, 40,000,000 shares
authorized, 13,343,707 shares issued and outstanding	1,332
Additional paid-in capital, net	14,670,765
Deferred compensation cost	(152,625)
Accumulated deficit	(25,506,656)
Accumulated other comprehensive loss	(32,677)
Total stockholders' deficit	(11,019,861)
Total liabilities and stockholders' deficit	$2,680,057

See accompanying notes to these condensed consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2006 AND 2005 (UNAUDITED)

	THREE MONTHS		SIX MONTHS
	2006	2005	2006	2005
Net sales	$912,868	$954,632	$1,339,206	$1,409,870
Cost of goods sold	670,888	791,352	975,576	1,047,879
Gross profit	241,980	163,280	363,630	361,991
Other selling, general and administrative expenses	1,696,873	1,786,635	3,237,889	3,766,869
Research and development	-	280,401	-	284,965
Stock-based compensation	265,238	-	728,946	-
Operating (loss)	(1,720,131)	(1,903,756)	(3,603,205)	(3,689,843)
Other income (expense):
Interest expense	(206,699)	(100,865)	(435,589)	(595,507)
Change in fair value of derivative warrant liability	22,000	-	306,996	-
Loss on sale of assets	(2,346)	-	(2,346)	-
Other income (expense)	32,789	(21,938)	33,105	(21,295)
Total other (expense)	(154,256)	(122,803)	(97,834)	(616,802)

(Loss) before minority interest and provision for income taxes	(1,874,387)	(2,026,559)	(3,701,039)	(4,306,645)
Income tax provision	-	-	-	-
(Loss) before minority interest	(1,874,387)	(2,026,559)	(3,701,039)	(4,306,645)
Minority interest	335	(12,863)	-	6,774
Equity in net (loss) of affiliate	(7,067)	-	(18,828)	-
Net (loss) from continuing operations	(1,881,119)	(2,039,422)	(3,719,867)	(4,299,871)
Income (loss) on discontinued operations, net of tax	1,420,370	(515,974)	489,196	(1,039,261)
Net (loss)	$(460,749)	$(2,555,396)	$(3,230,671)	$(5,339,132)

Comprehensive (loss) and
its components consist of the following:
Net (loss)	$(460,749)	$(2,555,396)	$(3,230,671)	$(5,339,132)
Foreign currency translation
adjustment, net of tax	50,843	(62,448)	(32,677)	(227,504)
Comprehensive (loss)	$(409,906)	$(2,617,844)	$(3,263,348)	$(5,566,636)

(Loss) per common share basic and diluted:
Continuing operations	$(0.14)	$(0.17)	$(0.29)	$(0.36)
Discontinued operations	0.11	(0.04)	0.04	(0.09)
	$(0.03)	$(0.21)	$(0.25)	$(0.45)

Weighted average common shares outstanding:
Basic and diluted	13,080,970	12,284,492	12,920,103	11,999,048

See accompanying notes to these condensed consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(UNAUDITED)

	2006	2005
	(As Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(3,230,671)	$(5,339,130)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Gain on sale of property and equipment	(7,394)	(4,814)
Gain on forgiveness of debt	(332,691)	-
Depreciation and amortization	266,270	459,999
Gain on disposal transactions relating to discontinued operations	(1,810,098)	-
Loss on early termnation of lease	101,886	-
Amortization of deferred compensation cost	200,250	187,500
Deferred financing costs and debt discount	(58,383)	416,025
Issuance of stock for services	38,252	74,375
Issuance of stock options for compensation	728,945	-
Equity in net loss (earnings) of affiliate	18,828	(3,669)
Minority interest	(6,535)	(6,774)
Deferred income taxes	-	(39,706)
Unrealized foreign currency exchange gain	(16,922)	(69,690)
Changes in operating assets and liabilities:
Accounts receivable	2,635,709	(1,822,417)
Inventories	2,857,494	174,690
Other assets	139,222	129,753
Accounts payable and accrued liabilities	(1,265,163)	2,032,438
Taxes payable	6,401	-
Deferred tax liability	(14,893)	-
Net cash provided by (used in) operating activities	250,507	(3,811,420)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	50,501	(394,114)
Proceeds from sale of assets	36,978	14,899
Investment in affiliates	(135,491)	47,419
Restricted cash	(47,592)	-
Net cash used in investing activities	(95,604)	(331,796)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bridge loan	-	(1,500,000)
Repayment of long term liabilities	(279,298)	(35,013)
Proceeds from long term liabilities	-	54,012
Lines of credit, net	(1,149,790)	1,305,774
Proceeds from note payable to stockholders	-	200,000
Proceeds from advances to stockholders	731,017	333,655
Proceeds from issuance of common stock	-	3,073,234
Net cash (used in) provided by financing activities	(698,071)	3,431,662
Effect of foreign currency exchange rate changes
on cash and cash equivalents	178,116	(75,025)
Net (decrease) in cash and cash equivalents	(365,052)	(786,579)
Cash and cash equivalents at beginning of period	436,532	1,281,064
Cash and cash equivalents at end of period	$71,480	$494,485
Cash paid during the period for:
Interest	$-	$140,194
Income taxes	$-	$-

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

In the first quarter of fiscal 2007, management revised our business plan to focus on the more developed markets in Europe, South East Asia and North America. As our core strategic direction is now to focus on the telematics market rather than the geomatics market, the Company entered into discussions regarding the sale of its geomatics business. The sale of this business and the winding down of our remaining South African operations (see Note 10 for additional information regarding these two events) is expected to yield annual savings of approximately $5.8 million, or 41% of the Company’s annual selling, general and administrative expenses with an associated headcount reduction of over 120 members of staff, a Company-wide reduction of about 60%. As more fully explained in Note 11, the Company has recently concluded a convertible preference share offering that yielded $4 million in equity.

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

Pro forma information required under SFAS No. 123 for periods prior to fiscal 2007 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s equity incentive plan was as follows:

	Three Months Ended	Six Months Ended
	August 31, 2005	August 31, 2005
Net loss as reported	$(2,555,396)	$(5,339,130)
Stock-based employee compensation expense determined
under the Black-Scholes option pricing model, net of tax *	(415,087)	(830,174)

Pro forma net loss	$(2,970,483)	$(6,169,304)

Basic and diluted loss per common share:
As reported	$(0.21)	$(0.45)
Pro forma	$(0.24)	$(0.51)
*These amounts have been revised to correct the information reported in the Company’s August 31, 2005 Form 10-QSB filed with the SEC on October 17, 2005.

The table immediately above includes compensation expense related to stock options granted to employees during the indicated periods in fiscal 2006 and 2005. Pro forma compensation expense reported in the above table is generally based on the vesting provisions in the related stock option grants.

The following weighted average assumptions were used as applicable in the above tables:

	Six Months Ended August 31,
	2006	2005
Annual dividends	Zero	Zero
Expected volatility	133%	133%
Risk free interest rate	3.7%	3.7%
Expected life	3.5 years	3.5 years

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

Options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of SFAS No. 123-R, which are estimated when compensation costs are recognized. Additional information with respect to stock option activity is as follows:

		Outstanding Options
	Shares		Weighted	Aggregate
	Available for	Number of	Average	Intrinsic
	Grant	Shares	Exercise Price	Value (b)
February 28, 2006	602,850	1,797,150	$3.76	$450,000
Grants		-	-
Exercises		-	-
Cancellations	572,400	(572,400)	5.00
August 31, 2006	1,175,250	1,224,750	$3.19	$60,000

Options exercisable at:
February 28, 2006		482,383	$3.76
August 31, 2006		391,583	$3.19

(b)	Represents the difference between the exercise price and the February 28, 2006 or August 31, 2006 market price of the Company’s common stock.

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

Recently Issued Accounting Pronouncements (continued)

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a more-likely-than-not recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken (or expected to be taken) in an income tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirement to assess the need for a valuation allowance on net deferred tax assets is not affected by FIN No. 48. This pronouncement is effective for fiscal years beginning after December 31, 2006. Management is in the process of evaluating this guidance, and therefore has not yet determined the impact (if any) that FIN No. 48 will have on the Company’s financial position or results of operations upon adoption.

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

3. INVENTORY

Inventories consisted of the following as of August 31, 2006:

	Europe	Asia	Total
Raw materials	$-	$-	$-
Work in progress	-	-	-
Finished goods	3,682	169,841	173,523
Totals	$3,682	$169,841	$173,523

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

Operating Leases

The Company occupies facilities under operating lease agreements expiring on various dates through March 2011. Certain leases include future rental escalations and renewal options. As of August 31, 2006, future minimum payments under operating leases approximated the following for the fiscal years ending February 28/29 listed below:

2007	$62,000
2008	45,000
2009	42,000
2010	42,000
2011	42,000
Thereafter	4,000
$237,000

Rent expense approximated $33,000 and $222,000 for the three months ended August 31, 2006 and 2005, respectively. Rent expense approximated $59,000 and $409,000 for the six months ended August 31, 2006 and 2005, respectively.

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

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(UNAUDITED)

Registration Rights Penalties

The Company is contractually liable for certain penalties because its registration statement (on Form SB-2) was not declared effective by the SEC by the deadline dates. Based on the current estimate of the effective date of such registration statement and the effectiveness-date contractual deadline, as of August 31, 2006 the Company has accrued estimated penalties of approximately $886,000 relating to the October 2005 debt financing transaction discussed in Note 5 and the April/May 2005 sale of equity units.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(UNAUDITED)

8. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION (continued)

Telematics (continued)

Certain condensed geographic information is presented below including property and equipment, revenues, gross profit (loss) and operating loss:
For the three months ended August 31, 2006:
	Property and		Gross	Operating	Operating
	Equipment, net	Revenue	Profit (Loss)	Expenses	(Loss)
Asia	$530,302	$742,983	$254,318	$267,594	$(13,276)
United States	-	-	-	912,480	(912,480)
Western Europe	140,306	169,885	(12,338)	782,037	(794,375)
Total	$670,608	$912,868	$241,980	$1,962,111	$(1,720,131)

For the three months ended August 31, 2005:

	Property and		Gross	Operating	Operating
	Equipment, net	Revenue	Profit	Expenses	(Loss)
Asia	$416,439	$758,616	$158,467	$395,911	$(237,444)
United States	4,106	-	-	738,265	(738,265)
Western Europe	341,201	196,016	4,813	932,860	(928,047)
Total	$761,746	$954,632	$163,280	$2,067,036	$(1,903,756)

For the six months ended August 31, 2006:

	Property and		Gross	Operating	Operating
	Equipment, net	Revenue	Profit (Loss)	Expenses	(Loss)
Asia	$530,302	$1,107,871	$426,325	$693,252	$(266,927)
United States	-	-	-	2,050,067	(2,050,067)
Western Europe	140,306	231,335	(62,695)	1,223,516	(1,286,211)
Total	$670,608	$1,339,206	$363,630	$3,966,835	$(3,603,205)

For the six months ended August 31, 2005:

	Property and		Gross	Operating	Operating
	Equipment, net	Revenue	Profit	Expenses	(Loss))
Asia	$416,439	$1,208,722	$359,311	$970,721	$(611,410)
United States	4,106	-	-	1,214,614	(1,214,614)
Western Europe	341,201	201,148	2,680	1,866,499	(1,863,819)
Total	$761,746	$1,409,870	$361,991	$4,051,834	$(3,689,843)

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
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(UNAUDITED)

10. DISCONTINUED OPERATIONS (continued)

The income from discontinued operations reported by the Company for the quarter and six months ended August 31, 2006 is summarized as follows:

Income (Loss)
From
Discontinued
Operations
Loss from discontinued operations for the quarter ended August 31, 2006	$(722,000)

Disposal and other non-operating transactions:
Income from sale of Astrata SA's Geomatics business (see below)	1,484,000
Gain on extinguishment of liability for redeemable preferred stock
of subsidary (see Note 5)	332,000
Gain on relief from net liabilities resulting from the liquidation of
Astrata Systems (see below)	326,000
Total income from discontinued operations for the quarter ended August 31, 2006	1,420,000

Loss from discontinued operations for the quarter ended May 31, 2006	(931,000)

Income from discontinued operations for the six-month period ended August 31, 2006	$489,000

Over 90% of Astrata SA’s revenues for the six months ended August 31, 2006 (which totaled approximately $3.4 million) relate to the Company’s former Geomatics operations. The above loss from discontinued operations for the quarter ended May 31, 2006 includes interest expense of approximately $60,000 and severance pay of approximately $210,000.

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

Management considered the transactions and events described in the preceding paragraph and in the "Sale of Geomatics Business in South Africa" section of this Note in (a) measuring the adjustment to reduce inventory to its estimated net realizable value and (b) reviewing the Company's intangible and other long-lived assets for possible impairment as of February 28, 2006. The matters described in the preceding sentence resulted in total fiscal 2006 expense of approximately $3.1 million. See the Company’s February 28, 2006 Form 10-KSB (filed with the SEC on July 18, 2006) for additional information.

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

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(UNAUDITED)

10. DISCONTINUED OPERATIONS (continued)

Other Matters

The major classes of assets and liabilities related to discontinued operations as of August 31, 2006 are as follows:

	Current Assets Held for Sale

Trade and other receivables		$170,007
Other current assets		34,301
Total		$204,308

	Liabilities Related to Assets Held for Sale
	Current Liabilities	Other Liabilites
Trade and accrued payables	$574,789	$-
Other current Liabilities	69,484	-
Long-term liabilities	-	36,449
Totals	$644,273	$36,449

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

The 10/13/06 Equity Financing Transaction

As more fully described below, on October 13, 2006 the Company entered into certain equity transactions with an unrelated entity (which has represented itself as an “accredited investor” as that term is defined in Regulation D of the Securities Act) and certain creditors. The aforementioned unrelated entity is sometimes hereinafter referred to as the “Investor”. In the opinion of management - based in part on advice of counsel, such transactions are exempt from registration under the Securities Act.

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

Each share of Preferred Stock is convertible into a number of shares of the Company’s common stock equal to the quotient that results from dividing $1.00 by the “Conversion Price.” As defined in the October 12, 2006 Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of Astrata Group Incorporated (the “Certificate of Designation”), the Conversion Price is a maximum of $0.50 per share except for adjustments relating to stock splits and stock combinations. The Conversion Price is subject to downward adjustment for reorganizations, mergers, consolidations, certain dividends and other corporate events set forth in the Certificate of Designation. Issuances of the Company’s common stock for reasons other than those described in the preceding sentence at a per-share price less than the then-current Conversion Price will generally trigger a downward adjustment of the Conversion Price, with a minimum adjusted price of $0.40 per share.

Under the terms of the Agreement, the Company issued warrants to the holders of the Preferred Stock and agreed to issue additional warrants under certain conditions. Each warrant entitles the holder to purchase Company common stock based on a percentage of the shares of common stock issuable upon conversion of the Preferred Stock (the “Conversion Shares”). The Series A and B warrants each entitle the holder to purchase 75% of the Conversion Shares at an exercise price of $1.00 and $1.50 per share, respectively; such warrants vested and became exercisable upon issuance. The Series J Warrant permits the holder to acquire 100% of the Conversion Shares at an exercise price of $0.50 per share, provided that the warrant holder has purchased Preferred Stock in a minimum amount of $2 million. If the Series J warrant is exercised, the Series C and D warrants become exercisable and would each permit the holder to purchase 75% of the Conversion Shares at an exercise price of $1.00 and $1.50 per share, respectively. Except as explained below, these warrants expire as follows: the Series J Warrants in October 2007, and the other warrants in October 2011.

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
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
(UNAUDITED)

11. SUBSEQUENT EVENTS (continued)

The 10/13/06 Equity Financing Transaction (continued)
On October 13, 2006, under the terms of the Agreement the Investor purchased 2.5 million shares of the Company’s Preferred Stock and received certain warrants for total consideration of $2.5 million; the net proceeds approximated $1.6 million. The Company incurred a finder’s fee of $250,000 related to this transaction; in addition, approximately $550,000 of the gross proceeds was used to partially repay the debt described in the “Debt Financing Transaction” section of Note 5. As part of the same transaction, certain creditors (who are also existing common stockholders of the Company) exchanged $1.5 million of Company notes payable for Series A and B warrants and 1.5 million shares of Preferred Stock. One such creditor was the Company’s chief executive officer/chief financial officer, who held a promissory note payable by the Company in the amount of $250,000. Absent an election to the contrary, the Agreement limits the beneficial ownership resulting from conversion of the Preferred Stock and/or exercise of any related warrants to a maximum of 9.9% of the Company’s then outstanding shares of common stock. Based on the number of common shares outstanding at September 30, 2006 (including the common stock presently owned by the aforementioned creditors) and assuming that none of the Preferred Stock owners elect to opt out of such ownership limitation, conversion of the Preferred Stock and exercise of the applicable warrants described in this Note would result in such stockholders owning approximately 50% of the Company’s then outstanding shares of common stock.

Restructuring of the October 2005 Debt Financing Transaction

In connection with the matters described in the “October 13, 2006 Equity Financing Transaction” section of this Note, the Company restructured certain elements of its October 2005 debt financing (as amended, the “debt financing transaction”) on October 12, 2006. As noted above, $550,000 of the proceeds from the aforementioned equity financing transactions was paid to the creditors in the debt financing transaction. The other significant provisions of the aforementioned October 2006 restructuring (the “Restructuring”) are summarized below.

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

The investors have retained the five-year warrants to purchase 480,000 shares of the Company’s common stock issued in the original transaction; see the “Debt Financing Transaction” section of Note 7 to the Company’s February 28, 2006 consolidated financial statements included in its Form 10-KSB for the year then ended for additional information regarding such warrants.

The Company has also executed an agreement whereby the investors have been given “piggyback” registration rights for the common stock underlying the warrants described in the preceding paragraph and for the default shares; such rights do not become effective until mid-April 2007. The Company will not be liable for any penalties if any related registration statement is not filed or declared effective by any particular date.

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

Item 2: Management’s Discussion and Analysis or Plan of Operation

Overview

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of the Company appearing elsewhere in this report. Such financial statements have been prepared to reflect the Company's financial position as of August 31, 2006, together with the results of operations for the three and six months ended August 31, 2006 and 2005, and cash flows for the six months ended August 31, 2006 and 2005.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended or the "Exchange Act". Actual results may differ materially from those included in the forward-looking statements. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "anticipate," "estimate," "project," "prospects," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally in the United States of America and the other countries in which we operate, legislative/regulatory changes, the political climate in the foreign countries in which we operate, the availability of capital, interest rates, competition, and changes in U.S. generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on any such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, are included herein and in our other filings with the Securities and Exchange Commission (the “SEC”).

Company Overview

Strategic Direction

Astrata's core objective is to be a major service provider and supplier in the Telematics market sector. This objective has been further refined with emphasis being placed on the homeland security and business to business sectors where the demand for complex integrated solutions is driving market growth in North America, Europe and South East Asia.

Structural Adjustments

During the six months ended August 31, 2006, a number of core structural changes were implemented.

These included decisions to:

o	Withdraw from Geomatics and focus exclusively on Telematics;

o	Restructure research and development operationally by increased outsourcing and geographically by transferring this function to South East Asia;

o	Outsource all manufacturing activities;

o	Withdraw from the South African Telematics market where the primary market related to "stolen vehicle recovery" as opposed to more demanding and complex integrated solutions.

o	Restructure our Indonesian distribution arrangements with a view to minimizing costs.

In combination, these decisions also allowed Astrata to make further significant headcount and overhead savings by eliminating the South African selling, general and administrative expenses which, in fiscal 2006, amounted to $5.8 million or approximately 40% of total selling, general and administrative expenses. The associated headcount reductions approximate 120 members of staff, a reduction of over 60%.

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

Major Sales Order

In June 2006 Astrata announced the award of a sales order valued at approximately $17 million from AST Europe Group AB for the delivery of 50,000 telematics units. The Company now expects this order to commence delivery during the last quarter of fiscal 2007.

Homeland Security - Letter of Intent

In a Form 8-K filed with the SEC on October 18, 2006, the Company disclosed that:

Effective October 16, 2006, Astrata Group Incorporated has entered into an exclusive letter of intent valued at $85 million from a Singapore based company for the supply of Astrata's Intelligent Tracking Systems and the associated command and control Centers. This equipment is intended to meet a homeland security requirement and as a result the ultimate end user will remain confidential.

The ultimate end user has requested that initial deliveries begin during the first quarter of calendar 2007 with the entire order being delivered within twelve to eighteen months. If and when a contract is executed, the Company expects to receive a significant down payment to fund the manufacturing requirements. Hardware manufacturing for this contract will be outsourced and the Company is now in discussion with a number of major sub-contract manufacturers.

Results of Operations for the Three Months Ended August 31, 2006 and 2005

As discussed above (see Note 10 to the condensed consolidated financial statements included elsewhere herein), the Company is discontinuing its operations and exiting South Africa. Accordingly, all South African operations are being reported as discontinued operations effective with the May 31, 2006 quarter.

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

Gross profit

Gross profit increased approximately $79,000 to approximately $242,000 for the three months ended August 31, 2006 compared to the three months ended August 31, 2005 of approximately $163,000. Gross profit as a percentage of revenue increased from 17% to 27%.

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

In Europe, expenses for the three months ending August 31, 2006 were approximately $0.6 million, a decline of approximately $0.2 million compared to the three months ended August, 2005 of approximately $0.8 million. These expenses are primarily related to staffing, facilities and travel costs. The London offices leased by Astrata Europe Ltd were vacated in May 2006.

Corporate expenses for the three months ending August 31, 2006 were approximately $ 0.8 million, compared to the three months ending August 31, 2005 of approximately $0.6 million. Corporate expenses include public company expenses of approximately $0.4 million (accounting, auditing, legal fees and director fees) and administrative expenses of approximately $0.4 million (primarily marketing, salaries, facilities and travel expenses).

Research and development expenses for the three months ending August 31, 2006 were nil, compared to the three months ending August 31, 2005 of approximately $0.3 million.

As more fully explained in Note 2 to the condensed consolidated financial statements included elsewhere herein, the adoption of SFAS 123-R "Share-Based Payments" from March 1, 2006 resulted in recording a non-cash expense of approximately $0.3 million in the quarter ending August 31, 2006.

Net Results of Operations

Our operating loss was approximately $1.7 million for the three months ended August 31, 2006 and approximately $1.9 million for the three months ended August 31, 2005. Underlying these results the impact of SFAS No.123-R of approximately $0.3 million was offset principally by savings in research and development overhead.

Interest expense

Interest expense for the three months ended August 31, 2006 was approximately $0.2 million as compared to $0.1 million for the quarter ended August 31, 2005.

Net Results

We are reporting a net loss of approximately $0.5 million or $0.03 per common share for the three months ended August 31, 2006 compared to a net loss of approximately $2.6 million or $0.21 per common share for the three months ended August 31, 2005. Our continuing operations resulted in a net loss of approximately $1.9 million or $0.14 per common share for the three months ended August 31, 2006 and approximately $2.0 million or $0.17 per common share for the three months ended August 31, 2005. Our discontinued operations resulted in income of approximately $1.4 million or $0.11 per common share for the three months ended August 31, 2006 and a loss of approximately $0.5 million or $0.04 per common share for the three months ended August 31, 2005.

Results of Operations for the Six Months Ended August 31, 2006 and 2005

Revenues

Net sales were approximately $1.3 million for the six months ended August 31, 2006; a decrease of approximately $0.1 million compared to the six months ended August 31, 2005 of approximately $1.4 million. This reflects a 7% decline quarter to quarter.

Gross profit

Gross profit increased approximately $2,000 to approximately $364,000 for the six months ended August 31, 2006 compared to the six months ended August 31, 2005 of approximately $362,000. Gross profit as a percentage of revenue increased from 26% to 27%.

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

In Europe, expenses for the six months ending August 31, 2006 were approximately $1.0 million, a decline of approximately $0.9 million compared to the six months ended August, 2005 of approximately $1.9 million. These expenses are primarily related to staffing, facilities and travel costs. The London offices leased by Astrata Europe Ltd were vacated in May 2006.

Corporate expenses for the six months ending August 31, 2006 were approximately $ 1.5 million, compared to the six months ending August 31, 2005 of approximately $0.9 million. Corporate expenses include public company expenses of approximately $0.8 million (accounting, auditing, legal fees and director fees) and administrative expenses of approximately $0.7 million (primarily marketing, salaries, facilities and travel expenses).

Research and development expenses for the six months ending August 31, 2006 were nil, compared to the three months ending August 31, 2005 of approximately $0.3 million.

As more fully explained in Note 2 to the condensed consolidated financial statements included elsewhere herein, the adoption of SFAS 123-R "Share-Based Payments" from March 1, 2006 resulted in recording a non-cash expense of approximately $0.7 million in the six months ending August 31, 2006.

Net Results of Operations

Our operating loss was approximately $3.6 million for the six months ended August 31, 2006 and approximately $3.7 million for the six months ended August 31, 2005. Underlying these results, the impact of SFAS No.123-R of approximately $0.7 million was offset by reductions in selling, general and administrative overhead of approximately $0.5 million, and research and development expense of approximately $0.2 million.

Other income (expense)

Interest expense for the six months ended August 31, 2006 was approximately $0.4 million as compared to $0.6 million for the six months ended August 31, 2005. The fair value adjustment for a warrant liability amounted to a benefit of $0.3 million for the six months ended August 31, 2006 as compared to nil for the six months ended August 31, 2005.

Net Results

We are reporting a net loss of approximately $3.2 million or $0.25 per common share for the six months ended August 31, 2006 compared to a net loss of approximately $5.3 million or $0.45 per common share for the six months ended August 31, 2005. Our continuing operations resulted in a net loss of approximately $3.7 million or $0.29 per common share for the six months ended August 31, 2006 and approximately $4.3 million or $0.36 per common share for the six months ended August 31, 2005. Our discontinued operations resulted in income of approximately $0.5 million or $0.04 per common share for the six months ended August 31, 2006 and a loss of approximately $1.0 million or $0.09 per common share for the six months ended August 31, 2005.

Liquidity and Capital Resources

Balance Sheet Comparison of August 31, 2006 to February 28, 2006

During the quarter ended May 31, 2006, the Company determined it would withdraw from Geomatics and focus exclusively on Telematics. The Geomatics business represented the vast majority of the revenue of Astrata South Africa (Pty) Ltd. (“ASA”). On May 31, 2006, the Company closed its subsidiary Astrata Systems (Pty) Ltd. (“Astrata Systems’); during the quarter then ended, management reached a decision to sell the assets of ASA as discussed in Note 10 to the condensed consolidated financial statements included elsewhere herein. As of August 31, 2006, we have approximately $0.2 million in assets being held for sale, and approximately $0.7 million of liabilities related to assets held for sale, which should be completed in the near future.

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

Total assets decreased by approximately $4.2 million from $6.9 million as of February 28, 2006 to $2.7 million as of August 31, 2006. The decrease is primarily due to the sale of accounts receivable of approximately $1 million, the sale of inventory of approximately $1.8 million, the sale of property and equipment of approximately $0.3 million, the impairment of intangible assets of approximately $1 million, and a decrease in cash of approximately $0.4 million; offset by an increase in other assets of approximately $0.1 million.

Total liabilities decreased by approximately $2.8 million from approximately $16.5 million as of February 28, 2006 to approximately $13.7 million as of August 31, 2006. This is primarily due to a decrease in trade accounts payable of approximately $3.3 million which were assumed by the buyer in connection with the sale of our geomatics business within South Africa.

Statement of Cash Flow Changes

Our operating activities provided approximately $0.3 million in cash during the six months ended August 31, 2006. The sale of our geomatics business, debt forgiveness of approximately $0.3 million and a gain on disposal of other discontinued operations were the primary components of our positive operating cash flow. The net loss was offset by a number of non-cash items totaling approximately $0.9 million. These include forgiveness of debt, depreciation, amortization, impairment of assets and issuance of stock for services and compensation. The net change in receivables, payables and inventories of approximately $4.2 million yielded a net increase in working capital of approximately $0.3 million.

Cash flows from investing activities used approximately $0.1 million primarily to support investment in affiliates. Cash flows used in financing activities were increases in advances from stockholders of approximately $0.7 million; offset by repayment of long-term liabilities of approximately $0.3 million, and the repayment in full of approximately $1.2 million on a line of credit.

At August 31, 2006, the Company had negative working capital of approximately $11.6 million. In order for us to fund our operations and continue management’s growth plan, substantial additional funding will be required from external sources. Management currently intends to fund operations through a combination of equity financing and lines of credit. As more fully described in Note 11 to the condensed consolidated financial statements included elsewhere herein, ,the Company has recently concluded a convertible preferred stock (with warrants) offering that yielded $4 million of additional equity.

Liquidity and Going Concern Considerations

For the six months ended August 31, 2006, we had a net loss of approximately $3.2 million and positive cash flow from operating activities of approximately $0.3 million. In addition, we had an accumulated deficit and negative working capital of approximately $25.5 million and $11.6 million, respectively, as of August 31, 2006. Because of the Company’s financial condition, our independent public accountants included a going concern paragraph in their audit report on our February 28, 2006 consolidated financial statements. The going concern paragraph states that there is substantial doubt about the Company’s ability to continue as a going concern. Such financial statements and the condensed consolidated financial statements included elsewhere herein have been prepared assuming that the Company will continue as a going concern (based upon management’s plans discussed herein) which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the aforementioned financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

In the first quarter of fiscal 2007, management revised our business plan to focus on the more developed markets in Europe, South East Asia and North America. As our core strategic direction is now to focus on the telematics market rather than the geomatics market, the Company entered into discussions regarding the sale of its geomatics business. The sale of this business and the winding down of our remaining South African operations (see Note 10 to the condensed consolidated financial statements included elsewhere herein for additional information regarding these two events) is expected to yield annual savings of approximately $5.8 million, or 41% of the Company’s annual selling, general and administrative expenses with an associated headcount reduction of over 120 members of staff, a Company-wide reduction of about 60%. As more fully explained in Note 11 to the condensed consolidated financial statements included elsewhere herein, the Company has recently concluded a convertible preference share offering that yielded $4 million in equity.

The Company’s capital requirements depend on numerous factors, including the rate of market acceptance of the Company’s products and services, the Company’s ability to service its customers, the ability to maintain and expand our customer base, the level of resources required to expand the Company’s marketing and sales organization, finance research and development activities and other factors. As more fully explained elsewhere herein, management presently believes that cash generated from operations, the October 2006 equity transaction (which yielded net proceeds of approximately $1.6 million, and reduced debt by $1.5 million), the October 2006 restructuring and partial repayment of other notes payable (see Note 11 to the condensed consolidated financial statements included elsewhere herein for additional information regarding these two transactions), the Company’s current credit facilities and the debt and/or equity financing proposals now under consideration, will be sufficient to meet the Company’s anticipated liquidity requirements through August 2007.

Management is projecting growth in telematics sales during fiscal 2007, and has already announced a single sales order in this sector valued at approximately $17 million.

Effective October 16, 2006, the Company entered into an exclusive letter of intent valued at approximately $85 million with a Singapore-based entity for the supply of Astrata’s intelligent tracking systems and the associated command and control centers. This equipment is intended to satisfy a homeland security requirement; as a result, the identity of the ultimate end-user will remain confidential.

Additional major contracts are under negotiation, but at this time there can be no assurances regarding the ultimate success of these negotiations. In order for us to fund our operations and continue this growth plan, substantial additional funding will be required from external sources.

Common Stock Issuances

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

Sale of Geomatics Business in South Africa

In a Form 8-K filed with the SEC on June 23, 2006, the Company announced the following:

Astrata South Africa (Pty) Ltd (the "Subsidiary" or “Astrata SA”) is a wholly owned subsidiary of the Company. The Subsidiary's primary activity was the marketing, sale, and service of products for the Geomatics industry, which the Company did not sell or support outside of Africa. As an extension to the strategic growth plan announced earlier this year, the Company has elected to divest the Subsidiary's Geomatics business and re-allocate its resources to the Telematics business only. This decision is supported by the Company's announcement on June 14, 2006 of a sales order for $17 million of Telematics products to a single European customer (see "Major Sales Order" below). The divestiture transaction described above was consummated on June 19, 2006.

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

Major Sales Order

In a Form 8-K filed with the SEC on June 23, 2006, the Company announced that it received a purchase order from AST Europe Group AB for 50,000 Fleet Management/AVL devices plus associated software. The order is expected to produce revenues of approximately $17 million, making it the largest sales order Astrata Group has received to date. It is anticipated that delivery for all the units will be completed during fiscal 2007.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist exclusively of finished goods at August 31, 2006. Market is determined by comparison with recent sales or estimated net realizable value.

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

As of February 28, 2006, management determined that as a result of the decision reached in the first quarter of fiscal 2007 to exit the South African market certain long-lived assets were impaired. Accordingly the carrying values of such assets were reduced as of that date. As of August 31, 2006, we determined that no additional impairment indicators existed; thus, no adjustments have been made to the carrying values of long-lived assets (that are either held for sale or held and used) as of August 31, 206. There can be no assurance that market conditions will not change or demand for our services and products will continue which could result in further impairment of long-lived assets in the future.

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

Services Revenue

Prior to June 2006, our Telematics segment had a technical team responsible for effecting installations and upgrades, and training clients on installation and supporting them on an ongoing basis. We did not earn revenue for training or software/firmware upgrades, but we do charge for non-warranty repairs and installation; however, this revenue was not material.

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

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a more-likely-than-not recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken (or expected to be taken) in an income tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirement to assess the need for a valuation allowance on net deferred tax assets is not affected by FIN No. 48. This pronouncement is effective for fiscal years beginning after December 31, 2006. Management is in the process of evaluating this guidance, and therefore has not yet determined the impact (if any) that FIN No. 48 will have on the Company’s financial position or results of operations upon adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 157 to have a significant effect on the Company’s financial position or results of operations.

Subsequent Events

Issuance of Common Stock

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

The 10/13/06 Equity Financing Transaction

As more fully described below, on October 13, 2006 the Company entered into certain equity transactions with an unrelated entity (which has represented itself as an “accredited investor” as that term is defined in Regulation D of the Securities Act) and certain creditors. The aforementioned unrelated entity is sometimes hereinafter referred to as the “Investor”. In the opinion of management - based in part on advice of counsel, such transactions are exempt from registration under the Securities Act.

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

Each share of Preferred Stock is convertible into a number of shares of the Company’s common stock equal to the quotient that results from dividing $1.00 by the “Conversion Price.” As defined in the October 12, 2006 Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of Astrata Group Incorporated (the “Certificate of Designation”), the Conversion Price is a maximum of $0.50 per share except for adjustments relating to stock splits and stock combinations. Issuances of the Company’s common stock for certain reasons described in the Certificate of Designation at a per-share price less than the then-current Conversion Price will generally trigger a downward adjustment of the Conversion Price, with a minimum adjusted price of $0.40 per share.

Under the terms of the Agreement, the Company issued warrants to the holders of the Preferred Stock and agreed to issue additional warrants under certain conditions. Each warrant entitles the holder to purchase Company common stock based on a percentage of the shares of common stock issuable upon conversion of the Preferred Stock (the “Conversion Shares”). The Series A and B warrants each entitle the holder to purchase 75% of the Conversion Shares at an exercise price of $1.00 and $1.50 per share, respectively; such warrants vested and became exercisable upon issuance. The Series J Warrant permits the holder to acquire 100% of the Conversion Shares at an exercise price of $0.50 per share, provided that the warrant holder has purchased Preferred Stock in a minimum amount of $2 million. If the Series J warrant is exercised, the Series C and D warrants become exercisable and would each permit the holder to purchase 75% of the Conversion Shares at an exercise price of $1.00 and $1.50 per share, respectively. These warrants are expected to expire as follows: the Series J Warrants expire in October 2007, and the other warrants in October 2011.

The Company has granted registration rights (the “Registration Rights Agreement”) for the common stock underlying both the aforementioned warrants and the Preferred Stock; such common stock is sometimes hereinafter collectively referred to as the “Registrable Securities.” Under the terms of the Registration Rights Agreement, the Company is required to file with the SEC a registration statement providing for the resale of all Registrable Securities on a continuous basis pursuant to Rule 415 of the Securities Act. The Registration Rights Agreement also provides that, under certain circumstances, the Company will incur liquidated damages in the form of a cash penalty. The penalty is 2% per month (or any portion thereof) of the holder’s initial investment in the Preferred Stock, with a maximum penalty of 10% of the base amount.

On October 13, 2006, under the terms of the Agreement the Investor purchased 2.5 million shares of the Company’s Preferred Stock and received certain warrants for total consideration of $2.5 million; the net proceeds approximated $1.6 million. The Company incurred a finder’s fee of $250,000 related to this transaction; in addition, approximately $550,000 of the gross proceeds was used to partially repay the debt described in the “Debt Financing Transaction” section of Note 5 to the condensed consolidated financial statements included elsewhere herein. As part of the same transaction, certain creditors (who are also existing common stockholders of the Company) exchanged $1.5 million of Company notes payable for Series A and B warrants and 1.5 million shares of Preferred Stock. One such creditor was the Company’s chief executive officer/chief financial officer, who held a promissory note payable by the Company in the amount of $250,000. Absent an election to the contrary, the Agreement limits the beneficial ownership from conversion of the Preferred Stock and/or exercise of any related warrants to a maximum of 9.9% of the Company’s then outstanding shares of common stock. Based on the number of common shares outstanding at September 30, 2006 (including the common stock presently owned by the aforementioned creditors) and given the ownership limitation described above, conversion of the Preferred Stock and exercise of certain warrants described in this section would result in such stockholders owning approximately 50% of the Company’s then outstanding shares of common stock.

Restructuring of the October 2005 Debt Financing Transaction

In connection with the matters described above in the “October 13, 2006 Equity Financing Transaction”, the Company restructured certain elements of its October 2005 debt financing (as amended, the “debt financing transaction”) on October 12, 2006. As noted above, $550,000 of the proceeds from the aforementioned equity financing transactions was paid to the creditors in the debt financing transaction. The other significant provisions of the aforementioned October 2006 restructuring (the “Restructuring”) are summarized below.

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

In consideration for the investors’ waiver of any and all defaults by the Company relating to the debt financing transaction, the Restructuring provides that the Company will issue 500,000 shares (the “default shares”) of its restricted common stock to the investors. As a result of the Restructuring (including the waiver referenced above), accrued registration rights penalties of approximately $390,000 relating to the debt financing transaction have been extinguished.

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

The Company has also executed an agreement whereby the investors have been given “piggyback” registration rights for the common stock underlying the warrants described in the preceding paragraph and for the default shares; such rights do not become effective until mid-April 2007. The Company will not be liable for any penalties if any related registration statement is not filed or declared effective by any particular date.

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

Item 3: Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2006 our disclosure controls and procedures are effective. However, upon further review, certain misstatements in the fiscal 2004 statement of cash flows and our revised interpretation of financial reporting requirements resulted in the restatement of our fiscal 2004 and 2005 statements of cash flows and the weighted average common shares outstanding reported in the fiscal 2005 statement of operations as disclosed in Note 16 to the consolidated financial statements included in the Company’s February 28, 2005 Form 10-KSB/A filed with the SEC on July 14, 2006. There have been no significant changes in our internal controls over financial reporting during the quarter ended August 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

We are subject to foreign currency exchange rate fluctuations.

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

We operate in a single market segment.

During the quarter ended August 31, 2006 the Company elected to exit the Geomatics segment which was limited by distribution agreements to distribution in Sub-Saharan Africa. The Company now focuses exclusively on the Telematics segment which affords global opportunities. As noted elsewhere this segment is dependent on access to Global Positioning System signals and cellular wireless providers.

The following risk factor has been updated as indicated below:

The issuance of shares of common stock could result in a change of control.

Our Articles of Incorporation authorize the issuance of 40,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001. Our board of directors has the authority to issue up to the authorized capital stated in the Articles of Incorporation. In early February 2006, we were negotiating a potential debt /equity financing transaction pursuant to which we would have issued a maximum of $20 million of junior convertible notes payable subject to a fixed conversion price per share and detachable warrants to purchase 28% of our fully -diluted outstanding common stock (as to be defined) at an exercise price of $2.00 per share. As of November 30, 2005, management estimated that these warrants would be exercisable into approximately 5.7 million shares of our common stock. Management has abandoned this potential transaction. However, should we enter into a transaction on similar terms, the issuance of any such shares may result in a reduction of the proportionate ownership and voting power of all other stockholders and may result in a change of control of our corporation.

As more fully explained in the “10/13/06 Equity Financing Transaction” section of Note 11 to the Company’s August 31, 2006 condensed consolidated financial statements included elsewhere herein, the Company (a) may issue a minimum of 20 million and a maximum of 47.5 million shares of its common stock if all of the warrants and convertible preferred stock described in such Note are issued and exercised/converted and (b) has agreed to amend its Articles of Incorporation to increase the number of shares of authorized common stock to a minimum of approximately 71 million shares. If the maximum number of shares of common stock are issued and none of the preferred stock or warrants issued after October 2006 are owned by the creditors referenced in the aforementioned Note, based on the number of common shares outstanding on September 30, 2006 there could be a change of control.

The following risk factor has been updated to reflect (1) the change in beneficial ownership of our common stock resulting from the transactions described in the “10/13/06 Equity Financing Transaction” and the “Restructuring of the October 2005 Debt Financing Transaction” sections of Note 11 to the Company’s August 31, 2006 condensed consolidated financial statements included elsewhere herein and (2) common stock transactions since the fifth amendment of the Company’s Form SB-2 registration statement (now withdrawn) was filed with the SEC on February 17, 2006.

Because a limited number of stockholders together beneficially own approximately 74% of our voting stock, the voting power of other stockholders may be limited.

Our directors, officers and greater than 5% stockholders own, as of October 13, 2006 approximately 51% of our outstanding common stock and beneficially own approximately 74% assuming (a) except as described below issuance of all currently unissued shares underlying convertible preferred stock, options and warrants held by directors, officers and more- than - 5% stockholders and (b) that the investor which purchased 2.5 million shares of preferred stock in October 2006 does not elect to opt out of the 9.9% beneficial ownership limitation. Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. The concentration could also have the effect of delaying or preventing a change in control that might be beneficial to our other stockholders, could delay or prevent an acquisition, and/or could cause the market price of our stock to decline. Some of these persons may have interests different than yours. For example, they could be more interested than our other stockholders in selling us to an acquirer or in pursuing alternative strategies.

The following risk factor has been removed as we have discontinued our operations in South Africa:

As some of our sales and purchase transactions are denominated in currencies other than the South African Rand, Astrata SA is exposed to foreign currency risk.

Because of the matters described in the “Restructuring of the October 2005 Debt Financing Transaction” section of Note 11 to the Company’s August 31, 2006 condensed consolidated financial statements included elsewhere herein, the following risk factor has been removed. As more fully explained in Note 11 to the aforementioned financial statements, the notes payable described below have been replaced with debt instruments that are not convertible.

Conversion of convertible notes issued to certain investors could negatively impact our share price.

On October 7, 2005 we agreed to issue convertible notes in the aggregate principal amount of $2,170,000. The number of shares issuable upon conversion of the convertible notes was based on a price of not less than $0.78 per share. Based upon an exercise price of $0.78, upon conversion holders of the convertible notes would have been entitled to receive 2,782,050 shares of our common stock. Conversion of the convertible notes may have a dilutive impact on our stockholders. As a result, our income (loss) per common share could decrease in the future periods, and the market price of our common stock could decline.

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
________________
* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRATA GROUP INCORPORATED

By:	/S/ MARTIN EULER	Date: November 28, 2006
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