Form 10QSB
period 2006-11-30
ASTRATA GROUP INC
filed 2007-01-19
CIK 1071157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 000-32475

ASTRATA GROUP INCORPORATED
(Name of small business issuer in its charter)

NEVADA	84-1408762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

950 South Coast Dr., Suite 265, Costa Mesa, California	92626
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (714) 641-1512

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 8, 2007: 14,323,010

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

i

PART I - FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements (Unaudited)

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission (the “SEC”) instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation, which (except as stated in Notes 10 and 11, and the “Settlement of Disputed Liability” and “Registration Rights Penalties” sections of Note 7 to the aforementioned financial statements) consisted only of normal recurring adjustments, have been included. Operating results for the interim period ended November 30, 2006 are not necessarily indicative of the results anticipated for the entire fiscal year ending February 28, 2007. This report should be read in conjunction with the Company’s February 28, 2006 annual report on Form 10-KSB filed with the SEC on July 18, 2006.

ii

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED
November 30, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$390,100
Trade and other receivables, net	1,002,490
Inventories	269,819
Other assets	194,164
Current assets held for sale	258,985
Total current assets	2,115,558
Property and equipment, net	641,900
Goodwill	300,000
Investment in and advances to affiliate	112,110
Other assets held for sale	11,488
Total assets	$3,181,056
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$4,627,066
Salaries and benefits payable to officers and directors	1,911,682
Registration rights penalties	924,400
Derivative warrant liability	9,470,000
Interest payable	671,211
Income taxes payable	6,509
Notes payable to stockholders	1,884,000
Advances from stockholders	384,540
Liabilities related to assets held for sale	458,676
Current portion of long-term liabilities	1,207,082
Other current liabilities	277,747
Total current liabilities	21,822,913
Deferred tax liability	(8,018)
Long-term liabilities	17,673
Total liabilities	21,832,568
Minority interest	40,114
Commitments and contingencies
Stockholders' deficit
Preferred stock, Series A convertible, $0.0001 par value, 10,000,000 shares authorized, 4,250,000 shares issued and outstanding with a liquidation
preference of $4,250,000	425
Common stock, $0.0001 par value, 40,000,000 shares
authorized, 14,323,010 shares, issued and outstanding	1,432
Additional paid-in-capital, net	13,195,283
Deferred compensation cost	(52,500)
Accumulated deficit	(31,793,160)
Accumulated other comprehensive loss	(43,106)
Total stockholders' deficit	(18,691,626)
Total liabilities and stockholders' deficit	$3,181,056

See accompanying notes to these condensed consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

	THREE MONTHS		NINE MONTHS
	2006	2005	2006	2005
Net sales	$758,035	$1,076,755	$2,097,241	$2,486,625
Cost of goods sold	423,667	667,692	1,399,243	1,715,571
Gross profit	334,368	409,063	697,998	771,054
Other selling, general and administrative expenses	1,857,796	2,312,285	5,095,685	6,091,590
Research and development	119,331	(222,529)	119,331	50,000
Stock-based compensation	249,032	-	977,978	-
Operating (loss)	(1,891,791)	(1,680,693)	(5,494,996)	(5,370,536)
Other income (expense):
Interest expense	(1,529,043)	(839,867)	(1,964,632)	(1,435,374)
Change in fair value of derivative warrant liability	1,501,800		1,808,796	-
Loss on debt extinguishment	(4,419,250)	-	(4,419,250)	-
Other income (expense)	(30,048)	453	710	(20,842)
Total other (expense)	(4,476,541)	(839,414)	(4,574,376)	(1,456,216)

(Loss) before minority interest and provision for income taxes	(6,368,332)	(2,520,107)	(10,069,372)	(6,826,752)
Income tax provision	-	(22,786)	-	(22,786)
(Loss) before minority interest	(6,368,332)	(2,497,321)	(10,069,372)	(6,803,966)
Minority interest		(3,816)	-	2,958
Equity in net earnings (loss) of affiliate	9,025	-	(9,803)	-
Net (loss) from continuing operations	(6,359,307)	(2,501,137)	(10,079,175)	(6,801,008)
Income (loss) from discontinued operations, net of tax	72,803	(885,342)	561,999	(1,924,603)
Net (loss)	$(6,286,504)	$(3,386,479)	$(9,517,176)	$(8,725,611)

Net (loss) from continuing operations applicable to common stockholders consists of the following:
Net (loss) from continuing operations	$(6,359,307)	$(2,501,137)	$(10,079,175)	$(6,801,008)
Deemed dividend and cumulative undeclared dividends on preferred stock	(2,005,000)	-	(2,005,000)	-
Net (loss) from continuing operations applicable to common stockholders	$(8,364,307)	$(2,501,137)	$(12,084,175)	$(6,801,008)

Comprehensive (loss) and its components consist of the following:
Net (loss)	$(6,286,504)	$(3,386,479)	$(9,517,176)	$(8,725,611)
Foreign currency translation adjustment, net of tax	(10,429)	35,197	(113,612)	(227,504)
Comprehensive (loss)	$(6,296,933)	$(3,351,282)	$(9,630,788)	$(8,953,115)

Basic and diluted income (loss) per common share:
Continuing operations applicable to common stockholders	$(0.60)	$(0.20)	$(0.89)	$(0.56)
Discontinued operations	0.01	(0.07)	0.04	(0.16)
	$(0.59)	$(0.27)	$(0.85)	$(0.72)

Weighted average common shares outstanding:
Basic and diluted	13,877,950	12,399,885	13,563,893	12,131,689

See accompanying notes to these condensed consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,517,176)	$(8,725,611)
Adjustments to reconcile net loss to net
cash used in operating activities
Gain on sale of property and equipment	(7,274)	(4,721)
Gain on forgiveness of debt	(332,691)	-
Depreciation and amortization	309,686	713,611
Gain on disposal transactions relating to discontinued operations	(1,608,254)	-
Loss on early termination of lease	101,886	-
Amortization of deferred compensation cost	300,375	281,250
Change in fair value of derivative warrant liability	(1,808,796)	-
Deferred financing costs and debt discount	1,606,171	474,025
Loss on debt extinguishment	4,419,250	-
Issuance of stock for services	-	177,125
Issuance of stock options for compensation	1,345,886	-
Equity in net loss (earnings) of affiliate	9,803	(43,687)
Minority interest	-	2,958
Deferred income taxes	-	(57,932)
Unrealized foreign currency exchange gain	(9,206)	(73,985)
Changes in operating assets and liabilities:
Accounts receivable	2,545,583	(1,192,356)
Inventories	2,261,136	256,904
Other assets	143,790	17,739
Accounts payable and accrued liabilities	(1,352,045)	4,497,048
Taxes payable	6,509	-
Deferred tax liability	(22,911)	-
Net cash used in operating activities	(1,608,278)	(3,677,632)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(198,831)	(629,907)
Proceeds from sale of assets	135,246	14,899
Investment in affiliates	(73,267)	175,131
Restricted cash	(120,618)	-
Net cash used in investing activities	(257,470)	(439,877)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bridge loan	-	(1,500,000)
Repayment of long term liabilities	(259,817)	(70,419)
Repayment of advance from stockholders	-	(116,289)
Repayment on debentures	(550,000)	-
Proceeds from long term liabilities	-	113,336
Lines of credit, net	(1,038,550)	614,724
Proceeds from note payable to stockholders	1,216,741	563,103
Proceeds from debenture	-	1,200,000
Proceeds from issuance of preferred stock	2,365,500	-
Proceeds from issuance of common stock	-	3,073,234
Net cash provided by financing activities	1,733,874	3,877,689
Effect of foreign currency exchange rate changes
on cash and cash equivalents	85,442	(190,407)
Net (decrease) in cash and cash equivalents	(46,432)	(430,227)
Cash and cash equivalents at beginning of period	436,532	1,281,064
Cash and cash equivalents at end of period	$390,100	$850,837
Cash paid during the period for:
Interest	$-	$244,378
Income taxes	$-	$-

See the accompanying notes for information on non-cash investing and financing activities.
See accompanying notes to these condensed consolidated financial statements.

ASTRATA GROUP INCORPORTED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

1. ORGANIZATION AND NATURE OF OPERATIONS

Organization

Astrata Group Incorporated (“Astrata Group”) and subsidiaries (sometimes hereafter collectively referred to as the “Company” “we” and “our”) currently operate exclusively in the Telematics sector of the Global Positioning System (“GPS”) industry. Until June 2006 the Company also operated in the Geomatics sector of the GPS industry; see Note 8 for additional information regarding this segment. Our expertise is focused on advanced location-based IT products and services that combine positioning, wireless communications, and information technologies and add measurable value to location-based information. Telematics comprises the remote monitoring of assets in real-time (including tracking and tracing) whereby location, time and sensor status are communicated. We provide advance positioning products, as well as monitoring and airtime services to commercial and government entities in a number of markets including homeland security, public safety, transportation services and construction.

Examples of our products and services include positioning and IT technology for remote asset management and associated telematics products, field data collection equipment, and products and airtime communications services for high volume track and trace applications. Positioning technologies employed by us include GPS and inertial navigation systems. Communication techniques employed by us include GSM (“Global Systems for Mobile Telecommunications”) cellular and satellite communications.

Telematics products often focus on people and assets in hostile and demanding environments such as monitoring the movement of hazardous materials for homeland security purposes. This business also addresses the market for fleet management, workforce management, remote asset management and tracking, and emergency services by providing hardware for GPS information and data collection, as well as the software needed to access and analyze the data through the Internet. We offer airtime to communicate data from the vehicle or field locations to the customer’s data center or provide access over the Internet to the data and application software. This allows critical real-time performance and monitoring data to be accessed and analyzed by supervisory, maintenance, or financial users and make real-time decisions for productivity improvement, cost reductions, safety improvement, or other critical decisions to be fed to the field.

Liquidity and Going Concern Considerations

For the nine months ended November 30, 2006 we had a net loss of approximately $9.5 million and negative cash flow from operating activities of approximately $1.6 million. In addition, we had an accumulated deficit and negative working capital of approximately $31.8 million and $19.7 million, respectively, as of November 30, 2006. Because of the Company’s financial condition, our independent public accountants included a going concern paragraph in their audit report on our February 28, 2006 consolidated financial statements. The going concern paragraph states that there is substantial doubt about the Company’s ability to continue as a going concern. Such financial statements and the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern (based upon management’s plans discussed herein) which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the aforementioned financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

In the first quarter of fiscal 2007, management revised our business plan to focus on the more developed markets in Europe, South East Asia and North America. As our core strategy is now to focus on the telematics market rather than the geometrics market, the Company entered into discussions regarding the sale of its Geomatics business. The sale of that business and the winding down of our remaining South Africa operations (see Note 10 for additional information regarding these two events) is expected to yield annual savings of approximately $5.8 million, or 41% of the Company’s annual selling, general and administrative expenses with an associated headcount reduction of over 120 members of staff, a Company-wide reduction of about 60%. As more fully explained in Note 11, the Company has recently concluded a convertible preference share offering that yielded $4 million in equity.

ASTRATA GROUP INCORPORTED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

1. ORGANIZATION AND NATURE OF OPERATIONS (continued)

The Company’s capital requirements depend on numerous factors, including the rate of market acceptance of the Company’s products and services, the Company’s ability to service its customers, the ability to maintain and expand our customer base, the level of resources to expand the Company’s marketing and sales organization, finance research and development activities and other factors. As more fully explained elsewhere herein, management presently believes that cash generated from operations, the October 2006 equity transaction (which yielded net proceeds of approximately $1.6 million, and reduced debt by $1.5 million), the October 2006 restructuring and partial repayment of other notes payable (see Note 11 for additional information regarding these two transactions), the Company’s current credit facilities, and the debt and/or equity financing proposals now under consideration, will be sufficient to meet the Company’s anticipated liquidity requirements for the near future.

Management is projecting growth in telematics sales during fiscal 2007, and has announced a single sales order in this sector valued at approximately $17 million. Additional major contracts are under negotiation (see Note 7), but at this time there can be no assurances regarding the ultimate success of these negotiations. In order for us to fund our operations and continue this growth plan, substantial additional funding will be required from external sources.

Effective October 16, 2006, the Company entered into a exclusive letter of intent (“LOI”) valued at approximately $85 million with a Singapore-based entity for the supply of Astrata’s intelligent tracking systems and the associated command and control centers. This equipment is intended to satisfy a homeland security requirement; as a result, the identity of the ultimate end-user will remain confidential.

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

The Company has previously provided Singapore’s countrywide hazardous material (“hazmat”) vehicle tracking system, which is expected to play a prominent role in their expanded homeland security program. As part of Singapore’s civil defense program, Astrata has fitted almost 1000 vehicles transporting hazardous materials in that country with its advanced intelligent tracking device.

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

Principles of Consolidation

The condensed consolidated financial statements included the accounts of Astrata Group and its majority-owned subsidiaries in which it has a controlling financial interest. All significant intercompany transactions and balances have been eliminated in consolidation. For reasons explained in the “Deconsolidation and Effective Disposition of Astrata Systems” section of Note 10, management deconsolidated the accounts of Astrata Systems (Pty) Limited (“Astrata Systems”) from the Company’s condensed consolidated financial statements effective June 2006.

ASTRATA GROUP INCORPORTED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

2. CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Concentrations

The financial instrument that potentially exposes the Company to a concentration of credit risk principally consists of cash. The Company deposits its cash with high credit financial institutions, principally in Europe and Asia. The countries do not have any institutional depository insurance comparable to the United States, which insures bank balances up to $100,000 per bank. At November 30, 2006, the Company’s balances approximated $390,000. The Company had approximately $296,000 in bank accounts in the U.S., which is covered by the Federal Deposit Insurance Corporation limit of $100,000.

The Company does not require collateral from its customers, but performs ongoing credit evaluations of its customers’ financial condition. Credit risk with respect to the accounts receivable is limited because of the large number of customers included in the Company’s customer base and the geographic dispersion of those customers. The Company also performs periodic reviews of collectability and provides an allowance for doubtful accounts receivable. Management considers the allowance for doubtful accounts receivable at November 30, 2006 of approximately $54,000 to be adequate.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist of only finished goods at November 30, 2006. Market is determined by comparison with recent sales or estimated net realizable value. Net realizable value is based on management’s forecasts for sales of the Company’s products and services in the ensuring years and/or consideration and analysis of any change in the customer base, products mix, or other factors that may impact the estimated net realizable value. Should the demand for the Company’s products and/or services prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than reflected in the accompanying condensed consolidated balance sheet.

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

Deferred Financing Costs
Direct costs of securing debt financing are capitalized and amortized over the term of the related debt using the straight-line method. When a loan is paid in full or restructured with substantially different terms, any unamortized financing costs are removed from the related accounts and charged to operations.

ASTRATA GROUP INCORPORTED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

2. CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Other Intangibles Assets

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

Long-Lived Assets

SFAS No. 144 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” addresses financial accounting and reporting for the impairment or disposal of long-lived asset. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such assets, and impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.

As of November 30, 2006, management has determined that no new impairment indicators exist and therefore, no adjustments have been made to the carrying values of long-lived assets held for sale or held and used. There can be no assurance, however, that market conditions will not change or demand for the Company’s services and products will continue which could result in impairment of long-lived assets in the future.

Long-lived assets (including goodwill) that have not been reported as “held for sale” at November 30, 2006 are being held and used as of that date.

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

The accompanying condensed consolidated statements of operations for the quarter and nine months ended November 30, 2006 have been reclassified to separately report the discontinued operations discussed above.

Revenue Recognition

General

Except as described in “Contract Accounting” below, the Company’s revenues are recorded in accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition.” The Company recognizes revenue when persuasive evidence of an arrangement exits, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

ASTRATA GROUP INCORPORTED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

2. CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

Sales as a Distributor

Contracts and customers purchase orders are generally used to determine the existence of an arrangement. Shipping documents (and customer acceptance criteria, when applicable) are used to verify delivery. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction, and whether the sales price is subject to refund or adjustment. The Company assesses collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

In the Company’s Telematics operations, orders are generally shipped free-on-board shipping point, which means that such orders are recognized as revenue when the product is delivered to the carrier (shipped). Free-on-board shipping point also means that the customer bears all costs and risks of loss or damage to the goods prior to their receipt.

Contract Accounting

The Company accounted for the government contract described in Note 7 under AICPA Statement of Position (“SOP”) 81-1 using the percentage-of-completion method. Product delivery and installation were separate deliverables under the terms of the contract, and the related revenue was not recognized until the necessary activities were completed. Under SOP 81-1 accounting, the stage of completion is estimated by whichever of the following methods is considered most indicative of the physical completion under the circumstances of the specific transaction: a survey of the work performed, services completed as a percentage of total services required by the agreement, or costs incurred to date as a percentage of management’s most recent estimate of total cost to be incurred under the related contract or other agreement. Amounts which are billable under the terms of a contract may not reflect earned revenue under this accounting policy. Thus, invoiced amounts that have not been earned are reported as a liability in the Company’s consolidated balance sheet.

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

Customer incentive bonuses and other consideration received or receivable directly from a vendor for which the Company acts as a reseller are accounted for as a reduction in the price of the vendor’s products or services. When such incentive is pursuant to a binding arrangement, the amount received or receivable is deferred and amortized on a systematic basis over the life of the arrangement.

Research and Development Costs

Research and development costs relating to GPS positioning hardware and software systems (including the Astrata “Geo-Location Platform”) to be sold or otherwise marketed that are incurred before technological feasibility of the products has been established and after general release of the product to customers are expensed as incurred. Management believes that technological feasibility is not established until a beta version of the software product exists. Historically, costs incurred during the period from when a beta version is available until general release to the public have not been material. Accordingly, the Company has not capitalized any software development costs.

ASTRATA GROUP INCORPORTED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

2. CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

Effective March 1, 2006, the Company adopted the provisions of SFAS No. 123-R, “Share-Based Payment” (“SFAS No. 123-R”). SFAS No. 123-R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award. The Company previously accounted for awards granted under its equity incentive plan under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. The exercise price of options is equal to the market price of the Company’s common stock (defined as the closing price as quoted on the Over-the-Counter Bulletin Board administered by Nasdaq) on the date of grant. Accordingly, no share-based compensation was recognized in the financial statements prior to March 1, 2006.

Under the modified prospective method of adoption for SFAS No.123-R, the compensation cost recognized by the Company beginning March 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of March 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to February 28, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Options granted by the Company generally expire five years from the grant date. Options granted to existing and newly hired employees generally vest over a three-year period from the date of grant. The effects of share-based compensation resulting from the application of SFAS No. 123-R to options granted under the Company’s equity incentive plan resulted in an expense of approximately $249,000 for the quarter ended November 30, 2006 and $978,000 for the nine months ended November 30, 2006. This expense was recorded as stock compensation in the accompanying November 30, 2006 condensed consolidated statements of operations.

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

The following table summarizes the effect of share-based compensation resulting from the application of SFAS No. 123-R to options granted under the Company’s equity incentive plan:

	Three Months Ended November 30, 2006	Nine Months Ended November 30, 2006

General and administrative	$249,032	$977,978
Net share-based compensation effect on net loss from
continuing operations	$249,032	$977,978

Basic and diluted loss per common share	$0.02	$0.07

In accordance with SFAS No.123-R, the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after February 28, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the third quarter of fiscal 2007 was insignificant.

ASTRATA GROUP INCORPORTED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

2. CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

Pro forma information required under SFAS No. 123 for periods prior to fiscal 2007 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s equity incentive plan were as follows:

	Three Months Ended November 30, 2005	Nine Months Ended November 30, 2005
Net loss as reported	$(3,386,481)	$(8,725,611)
Stock - based employee compensation expense determined
under the Black-Scholes option pricing model, net of tax*	(428,592)	(1,258,766)
Pro forma net loss	$(3,815,073)	$(9,984,377)
Basic and diluted loss per common share:
As reported	$(0.27)	$(0.72)
Pro forma *	$(0.31)	$(0.82)

* These amounts have been revised to correct the information reported in the Company’s November 30,2005 Form 10-QSB filed with the SEC on January 23, 2006.

The above tables include compensation expense related to stock options granted to employees during the indicated periods in fiscal 2007 and 2006. Pro forma compensation expense reported in the above table is generally based on the vesting provisions in the related stock option grants.

The following weighted average assumptions were used as applicable in the above tables:

	Nine Months Ended November 30
	2006	2005
Annual dividends	Zero	Zero
Expected volatility	133%	133%
Risk free interest rate	3.7%	3.7%
Expected life	3.2 years	3.2 years

The expected volatility is based on the historical volatility. The expected life of options granted is based on the “simplified method” described in the SEC’s Staff Accounting Bulletin No. 107 due to changes in the vesting terms and contractual life of current option grants compared to the Company’s historical grants.

Options outstanding that have vested and are expected to vest as of November 30, 2006 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (a)
Vested	363,806	$3.42		$-
Expected to vest	660,944	$3.56	3.3	-
Total	1,024,750			$-

(a)
These amounts represent the difference between the exercise price and $0.90, the closing market price of the Company’s common stock on November 30, 2006 as quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “ATTG” for all in-the-money options outstanding.

ASTRATA GROUP INCORPORTED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

2. CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

Options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of SFAS No. 123-R, which are estimated when compensation costs are recognized. Additional information with respect to stock option activity is as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (b)
February 28, 2006	602,850	1,797,150	$3.76	$450,000
Grants
Exercises		(83,325)
Cancellations	689,075	(689,075)
November 30, 2006	1,291,925	1,024,750	$3.76	$-

Options exercisable at :
February 28, 2006		482,383	$3.76
November 30, 2006		363,806	3.56

(b)	Represents the difference between the exercise price and the February 28, 2006 or November 30, 2006 market price of the Company’s common stock.

Registration Payment Arrangements
On December 21, 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (FSP) EITF 00-19-2, "Accounting for Registration Payment Arrangements" (the "FSP"). Under this pronouncement, contingently payable registration payment arrangements are accounted for separately from and do not affect the classification of the underlying shares, warrants, or other financial instruments subject to the registration payment provisions. This was accomplished by amending SFAS No. 133 and No. 150 to include scope exceptions for registration payment arrangements. A liability for a registration payment arrangement should be recognized when payment is probable and the amount is reasonably estimable (whether at inception or during the life of the arrangement) in accordance with SFAS No. 5, "Accounting for Contingencies."

The FSP is effective for registration payment arrangements and the financial instruments subject to such arrangements that are entered into or modified after December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into before December 22, 2006, companies are required to account for transitioning to the FSP through a cumulative-effect adjustment to the opening balance of accumulated deficit or retained earnings in fiscal years beginning after December 15, 2006. However, early adoption of this pronouncement for interim or annual periods for which financial statements or interim reports have not been issued is permitted. Accordingly, the Company adopted the FSP effective with the quarter ended November 30, 2006; see Note 11 for additional information.

ASTRATA GROUP INCORPORTED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)
Other Recently Issued Accounting Pronouncements

Except as described in “Registration Payment Arrangements” immediately above and the following two paragraphs, in the opinion of management neither the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants nor the SEC have issued any accounting pronouncements since the Company filed its February 28, 2006 Form 10-KSB that are believed by management to have a material impact on the Company’s present or future consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109,”Accounting for Income Taxes.” FIN No. 48 prescribes a more-likely-than-not recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken (or expected to be taken) in an income tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirement to assess the need for a valuation allowance on net deferred tax assets is not affected by FIN No. 48. This pronouncement is effective for fiscal years beginning after December 31, 2006. Management is in the process of evaluating this guidance, and therefore has not yet determined the impact (if any) that FIN No.48 will have on the Company’s financial position or results of operation upon adoption.

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

3. INVENTORY

Inventories consisted of the following as of November 30, 2006:

	Europe	Asia	Total
Raw materials	$-	$-	$-
Work in progress	-	-	-
Finished goods	10,242	259,577	269,819
Totals	$10,242	$259,577	$269,819

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

During the quarter ended November 30, 2006, certain notes payable to stockholders and advances from stockholders were exchanged for warrants and convertible preferred stock (see Note 11 for additional information).

ASTRATA GROUP INCORPORTED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

5. OTHER DEBT TRANSACTIONS

Debt Financing Transaction

In October 2005, the Company completed a private placement financing transaction and agreed to issue secured convertible notes payable to a group of accredited investors in the total amount of $2,170,000. The Company received $700,000 in cash on October 7, 2005, and $500,000 on November 22, 2005. The remaining $550,000 of net proceeds was placed in an escrow account; in connection with the transaction described in the “10/13/06 Equity Financing Transactions” section of Note 11, these funds have been returned to the investors. These notes payable, which were due in October and November 2008, were convertible into shares of the Company’s common stock at the holder's option at a price of not less than $0.78 per share. In connection with the October 2005 transaction, the Company also issued five-year warrants to purchase a total of 480,000 shares of its common stock at an initial exercise price of $3.00 per share.

In connection with the above, the creditors/warrant holders (sometimes hereinafter collectively referred to as "the investors") in the October 2005 debt financing transaction (as amended, the "debt financing transaction") had certain registration rights for the common stock underlying both the warrants and the convertible debt. See Note 7 for a discussion of accounting for the contractual financial penalties associated with the investors' registration rights.

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

In August 2006, in connection with the sale of Astrata SA’s Geomatics operations (see Note 10), the preferred stockholders agreed to accept a lesser amount in full satisfaction of the remaining liability. As a result, the Company recorded a gain on debt extinguishment of approximately $332,000 during the quarter ended August 31, 2006. Such gain has been reported as an element of income from discontinued operations in the accompanying condensed consolidated statement of operations.

Other Matters

Because of the debt financing transaction referenced above and the transactions described in the “10/13/06 Equity Financing Transactions” section of Note 11, the exercise prices of certain warrants outstanding at February 28, 2006 have been reduced pursuant to anti-dilution contractual requirements. As a result of the same transactions, the conversion prices of the $1.5 million convertible note payable to a stockholder issued in September 2004 (as amended in November 2004) and a $384,000 convertible note payable issued to the same stockholder in December 2004 have been reduced pursuant to anti-dilution contractual requirements.

ASTRATA GROUP INCORPORTED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

5. OTHER DEBT TRANSACTIONS (continued)

Other Matters (continued)

The combined effect of the adjustments described in the preceding paragraph and of similar adjustments relating to previous transactions is summarized as follows:

	Exercise or Conversion Price Per Share
	Original Amount	Adjusted Amount

548,148 warrants outstanding at February 28, 2005	$5.00	$2.88

1,043,106 warrants issued in April/May 2005	3.50	2.15

Other warrants issued after February 28, 2005:

108,196 warrants	5.00	2.88

4,955 warrants	3.50	2.15

$1,884,000 of convertible debt outstanding at February 28, 2006	5.00	2.88

6. EQUITY TRANSACTIONS

Preferred Stock

See Note 11 for a description of the convertible preferred stock issued in October and November 2006.

Common Stock

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

During the quarter ended May 31, 2006, the Company issued 25,000 shares of its restricted common stock in exchange for services provided by consultants. Such shares were valued at approximately $38,000 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). Such amount was recorded as compensation expense and included in other selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

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

ASTRATA GROUP INCORPORTED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

6. EQUITY TRANSACTIONS (continued)

Common Stock (continued)
During the quarter ended August 31, 2006, the Company also issued 198,210 shares of its restricted common stock in exchange for services provided by consultants. Such shares were valued at approximately $165,000 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

During the quarter ended November 30, 2006, the Company issued 273,589 shares of its common stock to satisfy liabilities for services provided by suppliers and employees. Such shares were valued at approximately $320,000 (estimated to be the fair value based on the trading price on the issuance date).

During the quarter ended November 30, 2006, the Company also issued 111,197 shares of its restricted common stock in exchange for services provided by an employee. Such shares were valued at approximately $109,000 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

During the quarter ended November 30, 2006, the Company also issued 83,325 shares of common stock (valued at approximately $108,000 based on the trading price on the issuance date) for the exercise of employee stock options.

During the quarter ended November 30, 2006, the Company issued 21,192 shares of its common stock in exchange for services provided by consultants. Such shares were valued at approximately $24,000 (estimated to be the fair value based on the trading price on the issuance date).

During the quarter ended November 30, 2006, the Company also issued 20,000 shares of its restricted common stock in exchange for services provided by consultants. Such shares were valued at approximately $14,000 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

7. OTHER COMMITMENTS AND CONTIGENCIES

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

Operating Leases

The Company occupies facilities under operating lease agreements expiring on various dates through March 2011. Certain leases include future rental escalations and renewal options. As of November 30, 2006, future minimum payments under operating leases approximated the following for the fiscal years ending February 28/29 listed below:

2007	$31,000
2008	45,000
2009	42,000
2010	42,000
2011	42,000
Thereafter	4,000
$206,000

Rent expense approximated $73,000 and $594,000 for the nine months ended November 30, 2006 and 2005, respectively, and approximately $33,000 and $185,000, respectively, for the quarters ended November 30, 2006 and 2005.

ASTRATA GROUP INCORPORTED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

7. OTHER COMMITMENTS AND CONTIGENCIES (continued)

Government Contract

In December 2004, a subsidiary of the Company was awarded a fixed-price contract to provide the Singapore government’s Civil Defense Force (the "SCDF") with software and hardware in an integrated control system designed to provide real-time tracking (the "System") of vehicles that are authorized to transport hazardous materials within the country. The contract amount approximates 2.0 million Singapore dollars, or about $1.2 million as of August 31, 2005 (the "Contract"). The Company did not recognize any revenue on the Contract during the nine months ended November 30, 2006.

In the opinion of management, the contract was completed on or before September 30, 2005 (the required contractual completion date) in accordance with its terms. Thus, it is not presently expected that the Company will be assessed any liquidated damages (which are limited to 10% of the Contract price) for late completion. SCDF has the right to withhold the final 10% of the Contract price (the “retention”) until approximately sixteen months after the System has completed certain acceptance tests specified in the Contract. Such tests were successfully completed in December 2005; as of November 30, 2006, the Company had not collected the retention. The Company is obligated to warrant the System for a one-year period beginning approximately fourteen weeks after the System has passed all of the aforementioned acceptance tests. The time frames described in the preceding two sentences assume that the "performance guarantee period" (as defined) is not extended beyond the original time specified in the Contract.

SCDF also has the right to audit all of the Company’s subsidiaries which provided goods or services under the contract in order to ensure that there was appropriate control and compliance with the terms of the Contract.

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

Registration Rights Penalties
The Company is contractually liable for certain penalties because its registration statement was not filed (or expected to be declared effective by the SEC) by the deadline dates. Based on the current estimate of the filing and effective dates of such registration statement and the contractual deadlines, as of November 30, 2006 the Company has accrued estimated penalties and related interest of approximately $924,000 relating to the preferred stock transaction discussed in Note 11 and the April/May 2005 sale of equity units.

See the “10/13/06 Equity Financing Transactions” section of Note 11 for additional information regarding certain matters discussed in the preceding paragraph.

ASTRATA GROUP INCORPORTED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

7. OTHER COMMITMENTS AND CONTIGENCIES (continued)

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

The Company has previously provided Singapore’s countrywide hazardous material (“hazmat”) vehicle tracking system, which is expected to play a prominent role in their expanded homeland security program. As part of Singapore’s civil defense program, Astrata has fitted almost 1000 vehicles transporting hazardous materials in that country with its advanced intelligent tracking device.

8. SEGEMENT REPORTING AND GEOGRAPHIC INFORMATION

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

Because of the discontinued operations described in the Note referenced in “Geomatics” immediately above, revenues (from continuing operations) reported in the accompanying condensed consolidated statements of operations relate exclusively to the Company’s Telematics operations. Thus, management has not reported the segment information otherwise required by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

ASTRATA GROUP INCORPORTED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

8. SEGEMENT REPORTING AND GEOGRAPHIC INFORMATION (continued)

Geographic Information

Certain condensed geographic information is presented below including property and equipment, revenues, gross profit (loss) and operating loss:

For the three months ended November 30, 2006:

	Property and Equipment, net	Revenue	Gross Profit (Loss)	Operating Expenses	Operating (Loss)
Asia	$515,611	$670,097	$338,557	$362,916	$(24,359)
United states	-	-	-	1,059,212	$(1,059,212)
Western Europe	126,289	87,938	(4,189)	804,031	$(808,220)
Total	$641,900	$758,035	$334,368	$2,226,159	$(1,891,791)

For the three months ended November 30, 2005:

	Property and Equipment, net	Revenue	Gross Profit	Operating Expenses	Operating (Loss)
Asia	$413,079	$932,583	$284,197	$442,113	$(157,916)
United states	3,519	-	-	1,013,071	$(1,013,071)
Western Europe	330,950	144,173	124,866	558,098	$(433,232)
Total	$747,548	$1,076,756	$409,063	$2,013,282	$(1,604,219)

For the nine months ended November 30, 2006:

	Property and Equipment, net	Revenue	Gross Profit (Loss)	Operating Expenses	Operating (Loss)
Asia	$515,611	$1,668,606	$764,882	$1,090,482	$(325,600)
United states	-	-	-	3,217,901	$(3,217,901)
Western Europe	126,289	428,635	(66,884)	1,884,611	$(1,951,495)
Total	$641,900	$2,097,241	$697,998	$6,192,994	$(5,494,996)

For the nine months ended November 30, 2005:

	Property and Equipment, net	Revenue	Gross Profit	Operating Expenses	Operating (Loss)
Asia	$413,079	$2,141,304	$643,509	$1,412,826	$(769,317)
United states	3,519	-	-	2,082,201	$(2,082,201)
Western Europe	330,590	345,322	127,546	2,393,586	$(2,266,040)
Total	$747,188	$2,486,626	$771,055	$5,888,613	$(5,117,558)

See Note 3 for geographic information on inventory.

ASTRATA GROUP INCORPORTED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

9. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share from continuing operations for the three months and nine months ended November 30, 2006 and 2005.

	Three Months	Three Months	Nine Months	Nine Months
	November 30,	November 30,	Ended November 30,	Ended November 30,
	2006	2005	2006	2005
Numerator for basic and diluted loss per common share:
Net loss from continuing operations	$(6,359,307)	$(2,501,137)	$(10,079,175)	$(6,801,008)
Deemed dividend and cumulative undeclared dividends on preferred stock	(2,005,000)	-	(2,005,000)	-
Total net loss from continuing operations charged to common shareholders	$(8,364,307)	$(2,501,137)	$(12,084,175)	$(6,801,008)
Denominator for basic and diluted loss per common share:
Weighted average number of common shares outstanding	13,877,950	12,399,885	13,563,893	12,131,689

Basic and diluted loss per common share from continuing operations	$(0.60)	$(0.20)	$(0.89)	$(0.56)

Since the Company reported a loss from continuing operations for the quarters and nine month periods ended November 30, 2006 and 2005, no potential common shares have been included in any diluted income per common share amounts.

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

Management believes that the Company has not incurred any material contingent liabilities in connection with the transactions and events described in the preceding paragraph or in the “Sale of Geomatics Business in South Africa” section of this Note. The Company did not recognize any losses for write-downs (to fair value, less cost to sell) of any assets related to discontinued operations during the nine months ended November 30, 2006. As described in the following paragraph, operations reported as discontinued in the accompanying condensed consolidated statements of operations are not expected to generate any significant continuing cash flows after May 31, 2006.

The Company had total receivables relating to discontinued Telematics operations (in South Africa) of approximately $138,000 at November 30, 2006. While management expects to collect such receivables during the twelve months ending May 31, 2007, this does not involve any continuing operations; the business activity related thereto will be limited to the effort expended in the collection process. The collection of such receivables is a non-recurring event for the Company, and all of the cash will be used to pay liabilities that are reported as related to assets held for sale at November 30, 2006. Thus, management has concluded that the Company does not have any active continuing involvement with the components that have been classified as discontinued operations in the accompanying condensed consolidated financial statements.

ASTRATA GROUP INCORPORTED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

10. DISCONTIUED OPERATIONS (continued)

The income from discontinued operations reported by the Company for the quarter and nine months ended November 30, 2006 is summarized as follows:

For the quarter ended November 30, 2006:
Discontinued operations	$294,000
Income from sale of Astrata SA's Geomatics business	124,000
		$418,000
For the six months ended August 31, 2006:
Disposal and other non-operating transactions:
Income from sale of Astrata SA's Geomatics business (see below)	1,484,000
Gain on extinguishment of liability for redeemable preferred stock of subsidiary(see Note 5)	332,000
Gain on relief from net liabilities resulting from the liquidation of Astrata Systems (see below)	326,000
	2,142,000
Loss from discontinued operations	(1,653,000)

Total income from discontinued operations for the six months ended August 31, 2006		489,000

Income from discontinued operations for the nine-month period ended November 30, 2006		$907,000

Over 90% of Astrata SA’s revenues for the nine months ended November 30, 2006 (which totaled approximately $3.4 million) relate to the Company’s former Geomatics operations. The income from discontinued operations for the six months ended August 31, 2006 includes interest expense of approximately $60,000 and severance pay of approximately $210,000 incurred during the May 31, 2006 quarter.

Sale of Geomatics Business in South Africa

In a Form 8-K filed with the SEC on June 23, 2006, the Company announced the following:

Astrata South Africa (Pty) Ltd (sometimes hereinafter referred to as the "Subsidiary") is a wholly owned subsidiary of the Company. The Subsidiary's primary activity was the marketing, sale, and service of products for the Geomatics industry, which the Company did not sell or support outside of Africa. As an extension to the strategic growth plan announced in 2006, the Company has elected to divest the Subsidiary's Geomatics business and re-allocate its resources to the Telematics business only. This decision is supported by the Company's announcement on June 14, 2006 of a sales order for $17 million of Telematics products to a single European customer.

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

Trimble was the Subsidiary’s largest supplier of Geomatics products, and the Subsidiary was Trimble’s largest distributor of Geomatics products in Africa.

ASTRATA GROUP INCORPORTED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
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

Closure of South Africa Operations and Related Events

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

Deconsolidation and Effective Disposition of Astrata Systems

Effective May 31, 2006, Astrata Systems was closed and its continuing operations terminated. Management then voluntarily placed the entity in liquidation when a winding-up order (a “statement of affairs”) was filed in June 2006 with the appropriate agency in South Africa. When the statement of affairs was filed, Astrata Systems had an excess of liabilities to outsiders over assets (“excess liabilities”) with a carrying value of approximately $326,000. Based on advice of local counsel, management has determined that (1) Astrata Systems is no longer responsible for the excess liabilities and (2) neither the assets of Astrata Group nor any of its other subsidiaries are available to the creditors of Astrata Systems. Therefore, management concluded that the Company had effectively disposed of Astrata Systems, and the Company recorded a gain on debt extinguishment of approximately $326,000 during the quarter ended August 31, 2006. Such gain has been reported as an element of income from discontinued operations in the accompanying condensed consolidated statement of operations for the nine months ended November 30, 2006.

For reasons explained in the preceding paragraph, the accounts of Astrata Systems were deconsolidated from the Company’s condensed consolidated financial statements effective June 2006.

ASTRATA GROUP INCORPORTED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

10. DISCONTINUED OPERATIONS (continued)

Other Matters

The major classes of assets and liabilities related to discontinued operations as of November 30, 2006 are as follows:

Discontinued Operations Assets
Trade and other receivables	$258,985
Other current assets	11,488
Total	$270,473

Discontinued Operations Liabilities
Trade and accrued payables	$372,933
Other current Liabilities	85,743
Total	$458,676

11.	CONVERTIBLE PREFERRED STOCK AND WARRANTS SOLD TO OUTSIDE INVESTOR AND ISSUED TO CERTAIN CREDITORS AND RESTRUCTURING OF THE OCTOBER 2005 DEBT FINANCING TRANSACTION

The 10/13/06 Equity Financing Transactions

As more fully described below, on October 13, 2006 the Company entered into certain equity transactions with an unrelated entity (which has represented itself as an “accredited investor,” as that term is defined in Regulation D of the Securities Act) and certain creditors. The aforementioned unrelated entity is sometimes hereinafter referred to as the “Investor.” In the opinion of management - based in part on advice of counsel, such transactions are exempt from registration under the Securities Act.

The Company has agreed to sell a maximum of 5.5 million shares of its Series A convertible preferred stock (with a par value of $0.0001 per share) and certain warrants to purchase its common stock for a total maximum purchase price of $5.5 million. Such preferred stock is hereinafter referred to as the “Preferred Stock,” which is convertible into shares of the Company’s common stock based on a formula (see the next paragraph) set forth in the Series A Convertible Preferred Stock Purchase Agreement Dated October 13, 2006 (the “Agreement”). The Preferred Stock has a liquidation preference of $1.00 per share (the “Liquidation Preference Amount”), and a cumulative annual cash dividend equal to 8% of the Liquidation Preference Amount. Accrued dividends are generally payable only in the event of the dissolution, liquidation or winding up of Astrata Group, or upon conversion of the Preferred Stock.

Each share of Preferred Stock is convertible into a number of shares of the Company’s common stock equal to the quotient that results from dividing $1.00 by the “Conversion Price.” As defined in the October 12, 2006 Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of Astrata Group Incorporated (the “Certificate of Designation”), the Conversion Price is a maximum of $0.50 per share except for adjustments relating to stock splits and stock combinations. The Conversion Price is subject to anti-dilution adjustments for reorganizations, mergers, consolidations, certain dividends and other corporate events set forth in the Certificate of Designation. Issuances of the Company’s common stock for reasons other than those described in the preceding sentence at a per-share price less than the then-current Conversion Price will generally trigger a downward adjustment of the Conversion Price, with a minimum adjusted price of $0.40 per share. However, granting stock options or other equity instruments under the Company’s employee/director stock option plan and the exercise of any such equity instruments will not result in adjustment of the Conversion Price.

ASTRATA GROUP INCORPORTED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

11.	CONVERTIBLE PREFERRED STOCK AND WARRANTS SOLD TO OUTSIDE INVESTOR AND ISSUED TO CERTAIN CREDITORS AND RESTRUCTURING OF THE OCTOBER 2005 DEBT FINANCING TRANSACTION (continued)

The 10/13/06 Equity Financing Transactions (continued)

Under the terms of the Agreement, the Company issued warrants to the holders of the Preferred Stock; some of these warrants are contingently exercisable only under certain conditions. Each warrant entitles the holder to purchase Company common stock based on a percentage of the shares of common stock issuable upon conversion of the Preferred Stock (the “Conversion Shares”). The Series A and B warrants each entitle the holder to purchase 75% of the Conversion Shares at an exercise price of $1.00 and $1.50 per share, respectively; such warrants vested and became exercisable upon issuance. The Series J warrant permits the holder to acquire 100% of the Conversion Shares at an exercise price of $0.50 per share, provided that the stockholder has purchased Preferred Stock in a minimum amount of $2 million. Although the J warrant did not become exercisable until January 11, 2007, it vested and was non-forfeitable upon issuance; thus, it was considered issued on the transaction date and has been accounted for during the quarter ended November 30, 2006. If the Series J warrant is exercised, the Series C and D warrants become exercisable. The latter would each permit the holder to purchase (at an exercise price of $1.00 and $1.50 per share, respectively) a number of shares equal to that obtained by exercising the J warrant; as of the date that this Form 10-QSB was filed with the SEC, the J warrant had not been exercised. Management is not presently able to determine whether the J warrant will be exercised or, if so (since a partial exercise is permitted by the warrant agreement), the number of shares that might be issued upon exercise of the J warrant. As a result, the number of shares which may be issued if and when the Series C and D warrants become exercisable is not considered reasonably estimable at this time. Therefore, management concluded that the Series C and D warrants had not reached a measurement date as of November 30, 2006; accordingly, such warrants have not been recognized for accounting purposes during the quarter then ended. These warrants expire as follows: the Series J Warrants in October 2007, and the other warrants in October 2011

The Company has granted registration rights (the “Registration Rights Agreement”) for the common stock underlying both the aforementioned warrants and the Preferred Stock; such common stock is sometimes hereinafter collectively referred to as the “Registrable Securities.” Under the terms of the Registration Rights Agreement, the Company is required to file a registration statement with the SEC providing for the resale of all Registrable Securities on a continuous basis pursuant to Rule 415 of the Securities Act. Until such registration statement is declared effective by the SEC, the Registrable Securities, the Preferred Stock, and the related warrants are restricted under Rule 144 of the Securities Act. The Registration Rights Agreement also provides that the Company will incur liquidated damages in the form of a cash penalty if (a) the aforementioned registration statement is not filed by November 12, 2006 or (assuming that such registration statement receives a “full review” by the SEC) is not declared effective by the SEC by approximately February 12, 2007, or (b) the effectiveness of such registration statement is not continuously maintained until the earlier of when all the Registrable Securities have been sold or all the Rule 144 restrictions relating to such securities have lapsed. The penalty would also be triggered if the Company’s common stock was delisted or no longer quoted by the OTCBB. The penalty is 2% per month (or any portion thereof) of the holder’s initial investment in the Preferred Stock, with a maximum penalty of 10% of the base amount.

Since the required registration statement has not yet been filed, the Company has begun incurring the penalty associated with the filing-date deadline. In the opinion of management, the estimated effective date of the registration statement is such that the Company will most likely incur the maximum penalty under the Registration Rights Agreement. As a result, the Company recorded a liability of approximately $425,000 at November 30, 2006, and has reported the related expense in the accompanying condensed consolidated statements of operations for the quarter and nine-month period then ended.

As more fully explained in Note 12 and as required by the Certificate of Designation, the Company has amended its Articles of Incorporation to increase the authorized number of shares of its common stock in order to be able to affect the conversion/exercise of all the outstanding Preferred Stock and related warrants.

ASTRATA GROUP INCORPORTED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

11.	CONVERTIBLE PREFERRED STOCK AND WARRANTS SOLD TO OUTSIDE INVESTOR AND ISSUED TO CERTAIN CREDITORS AND RESTRUCTURING OF THE OCTOBER 2005 DEBT FINANCING TRANSACTION (continued)

The 10/13/06 Equity Financing Transactions (continued)

On October 13, 2006, under the terms of the Agreement the Investor purchased 2.5 million shares of the Company’s Preferred Stock and received certain warrants for total consideration of $2.5 million; the net proceeds approximated $1.6 million. The Company incurred a finder’s fee of $250,000 related to this transaction; in addition, $550,000 of the gross proceeds was used to partially repay the obligations described in the “Debt Financing Transaction” section of Note 5. As part of the same transaction, certain creditors (who are also common stockholders of the Company) exchanged $1.5 million of Company notes payable (which were due on demand) for Series A and B warrants and 1.5 million shares of Preferred Stock. One such creditor was the Company’s chief executive officer/chief financial officer, who held a promissory note payable by the Company in the amount of $250,000. Absent an election to the contrary, the Agreement limits the beneficial ownership resulting from conversion of the Preferred Stock and/or exercise of any related warrants to a maximum of 9.9% of the Company’s then outstanding shares of common stock. Based on the number of common shares outstanding at November 30, 2006 (including the common stock presently owned by the former creditors referenced above) and assuming that none of the Preferred Stock owners elect to opt out of the aforementioned ownership limitation, conversion of the outstanding Preferred Stock and exercise of the applicable warrants described in this Note would result in such stockholders owning approximately 50% of the Company’s then outstanding shares of common stock.

Accounting for the 10/13/06 Equity Financing Transactions
In November 2006, the Company sold to the Investor certain warrants (of the same type as described above) and an additional 250,000 shares of Preferred Stock for gross proceeds of $250,000; net proceeds approximated $218,000. Management accounted for the various elements of such transaction in the same manner as the October 2006 sale of equity instruments to the Investor. Except when the context requires otherwise or where specifically stated to the contrary, the amounts disclosed below in the “Accounting for the 10/13/06 Equity Financing Transactions” section of this Note include those related to the transaction described in this paragraph.

Registration rights penalties have been accounted for as described above in accordance with FSP EITF 00-19-2. Accounting for the other aspects of the October 2006 equity financing transactions is discussed in the paragraphs which follow.

The Warrants

The Series A, B and J warrants entitle the Investor to purchase a total of approximately 13.8 million shares of the Company’s common stock at the exercise prices described above; such warrants are sometimes hereinafter collectively referred to as the “Investor Warrants.” In combination with the Preferred Stock and warrants issued to certain creditors (see “The Debt Extinguishment Transaction” section of this Note below) and the Preferred Stock sold to the Investor, the Company did not have sufficient authorized, unissued, and uncommitted shares to satisfy these potential stock issuances as of either the transaction date or November 30, 2006. Thus, based on EITF Issue No. 00-19 management concluded that the Investor Warrants were derivatives as of the dates referenced in the preceding sentence. Using the Black-Scholes option-pricing model and the 2006 assumptions described in the “Stock-Based Compensation” section of Note 1, management determined that the transaction-date estimated fair value of such derivatives approximated $8 million; this liability has been recorded as a reduction of additional paid-in capital.

At November 30, 2006, the estimated fair value of the derivatives described in the preceding paragraph declined to approximately $7,040,000. As a result, the Company reduced the original warrant derivative liability accordingly and has reported the mark-to-market adjustment of approximately $960,000 as other income in the accompanying condensed consolidated statements of operations for the quarter and nine-month period ended November 30, 2006.

ASTRATA GROUP INCORPORTED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

11.	CONVERTIBLE PREFERRED STOCK AND WARRANTS SOLD TO OUTSIDE INVESTOR AND ISSUED TO CERTAIN CREDITORS AND RESTRUCTURING OF THE OCTOBER 2005 DEBT FINANCING TRANSACTION (continued)

The Conversion Feature of the Preferred Stock

As more fully explained above, the Preferred Stock is convertible into common stock of the Company. Based on the market price of the Company’s common stock in mid-October 2006, the Preferred Stock (i) issued to the holders of the $1.5 million of Company notes payable described above (who are sometimes hereinafter collectively referred to as “the Creditors”) and (ii) sold to the Investor contains a beneficial conversion feature (“BCF”). Considering the characteristics of the Preferred Stock set forth in the Certificate of Designation and the related discussion in SFAS No. 133, management believes that the Preferred Stock is essentially “cumulative participating perpetual preferred stock.” For that reason, the Preferred Stock is considered more akin to an equity instrument than a debt instrument on the issuance dates and as of November 30, 2006. Therefore, management concluded that the economic risks and characteristics of the BCF (an embedded potential derivative financial instrument) are clearly and closely related to the economic risks and characteristics of the “host contract” (the Preferred Stock).

As a result of the conclusion stated immediately above, under paragraph 12(a) of SFAS No. 133 the BCF need not be separated from the host contract or accounted for as a derivative financial instrument. Hence, as explained below, management has measured the BCF using intrinsic value accounting.

Based on a relative fair value allocation (as described in APB Opinion No. 14 and certain related GAAP pronouncements) of the proceeds from the Preferred Stock transactions, the intrinsic value of the BCF on the transaction dates approximated $1,965,000; this represents an imputed dividend to the holders of the Preferred Stock. Because the Preferred Stock was convertible upon issuance, the entire dividend was charged to equity on the transaction date. However, since the Company did not have any retained earnings in mid-October 2006, the imputed dividend was accounted for by reducing additional paid-in capital. Accounting for such dividends also requires that they be credited (i.e., added) to additional paid-in capital; as a result, the net effect of the BCF accounting on the Company’s November 30, 2006 total stockholders’ deficit was nil.

For purposes of reporting the basic and diluted loss per common share, the imputed dividend to the preferred stockholders discussed above has been added to the net loss from continuing operations in determining the net loss from continuing operations applicable to common stockholders in the accompanying condensed consolidated statements of operations for the quarter and nine-month period ended November 30, 2006.

The Debt Extinguishment Transaction

In exchange for notes payable of $1.5 million held by the Creditors, the Company issued Series A and B warrants and 1.5 million shares of Preferred Stock in October 2006. For reasons described above, management concluded that such warrants were derivatives as of both the transaction date and November 30, 2006. Using the Black-Scholes option-pricing model and based on the 2006 assumptions described in the “Stock-Based Compensation” section of Note 1, management determined that the transaction-date estimated fair value of such derivatives approximated $2,745,000. As more fully explained in the following paragraph, this liability has been recorded in accounting for the debt extinguishment transaction. At November 30, 2006, the estimated fair value of such derivatives had declined to approximately $2,430,000. Thus, the Company reduced the original warrant derivative liability accordingly and reported the mark-to-market adjustment of approximately $315,000 as other income in the accompanying condensed consolidated statements of operations for the quarter and nine-month period ended November 30, 2006.

On October 13, 2006, the Preferred Stock issued to the Creditors was convertible into 3 million shares of the Company’s restricted common stock. Based on the estimated fair value of such common stock, management determined that the fair value of the Preferred Stock approximated $2,800,000 upon issuance. As stated above, the transaction-date estimated fair value of the warrants issued to the Creditors approximated $2,745,000. Thus, the total estimated fair value of the “basket” of equity instruments received by the Creditors approximated $5.5 million. As a result, approximately $4,045,000 has been reported as a loss on debt extinguishment in the accompanying condensed consolidated statements of operations for the quarter and nine-month period ended November 30, 2006.

Restructuring of the October 2005 Debt Financing Transaction

The Company restructured certain elements of its October 2005 debt financing transaction (as amended, the “debt financing transaction”) on October 12, 2006. As noted above, $550,000 of the proceeds from the aforementioned equity financing transaction was paid to the creditors (who are sometimes hereinafter collectively referred to as the “October 2005 Creditors”) in the debt financing transaction. The other significant provisions of the October 2006 restructuring are summarized below.

ASTRATA GROUP INCORPORTED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

11.	CONVERTIBLE PREFERRED STOCK AND WARRANTS SOLD TO OUTSIDE INVESTOR AND ISSUED TO CERTAIN CREDITORS AND RESTRUCTURING OF THE OCTOBER 2005 DEBT FINANCING TRANSACTION (continued)

Restructuring of the October 2005 Debt Financing Transaction (continued)

The October 2006 debt restructuring (the “Restructuring”) provides that all of the original agreements documenting the debt financing transaction are void, and thus are no longer binding on any of the parties to the October 2005 transaction. As part of the Restructuring, the Company issued four non-interest-bearing unsecured non-convertible promissory notes payable (the “2006 notes payable”) to the October 2005 Creditors in the total amount of $1,200,000; such notes are due in quarterly installments of $400,000 each beginning January 15, 2007. The 2006 notes payable were issued in exchange for the outstanding balance of the notes payable ($938,000) resulting from the debt financing transaction. There is no penalty for prepayment of the 2006 notes payable after December 30, 2006.

Under the terms of the Restructuring, the Company also issued 500,000 shares (the “default shares”) of its restricted common stock to the October 2005 Creditors in consideration for their waiver of all defaults by the Company relating to the debt financing transaction. As a result, the liability for registration rights penalties relating to the debt financing transaction has been extinguished. On October 12, 2006, the Company filed a Form RW with the SEC to withdraw its registration statement on Form SB-2 covering the common stock underlying the warrants described below and the convertible notes payable issued in the debt financing transaction.

The October 2005 Creditors have retained the warrants to purchase 480,000 shares of the Company’s common stock issued in the original transaction. See the “Debt Financing Transaction” section of Note 7 to the Company’s February 28, 2006 consolidated financial statements included in its Form 10-KSB for the year then ended for additional information regarding such warrants. The Company has also executed an agreement whereby the October 2005 Creditors have been given “piggyback” registration rights for the common stock underlying the warrants described in this paragraph and for the default shares; such rights become effective in April 2007. The Company will not be liable for penalties if any related registration statement is not filed or declared effective by the SEC by any particular date.

Accounting for the Restructuring

The Warrants Retained by the October 2005 Creditors

When the debt financing transaction was consummated, management determined that the warrants referenced in the preceding paragraph were derivatives because there was not an explicit limit on the related registration rights penalties. Under the terms of the Restructuring, there are no penalties associated with the registration rights presently held by the October 2005 Creditors. GAAP requires that management re-assess derivative financial instruments and “potential” derivatives at each reporting date in order to ascertain whether their classification (as equity or an asset/liability) has been altered by any transactions or other events during the intervening period.

After conducting such re-assessment, management determined that the warrants referenced above ceased to be derivatives in mid-October 2006. As a result, the Company recorded an adjustment of approximately $225,000 to reduce the warrant liability to its estimated fair value at October 12, 2006; this adjustment has been reported as income in the accompanying condensed consolidated statements of operations for the quarter and nine-month period ended November 30, 2006. The balance of the warrant liability (after reflecting such adjustment) of approximately $200,00 has been credited to additional paid-in capital in the accompanying condensed consolidated balance sheet.

The BCF, Deferred Financing Costs, and Discount Related to the October 2005 Notes Payable

Since the notes payable in the debt financing transaction were restructured with substantially different terms, the unamortized October 12, 2006 balance of the BCF, the debt issuance discount, and the deferred financing costs associated with such notes in the total amount of approximately $820,000 has been charged to interest expense in the accompanying condensed consolidated statements of operations for the quarter and nine-month period November 30, 2006.

ASTRATA GROUP INCORPORTED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

11.	CONVERTIBLE PREFERRED STOCK AND WARRANTS SOLD TO OUTSIDE INVESTOR AND ISSUED TO CERTAIN CREDITORS AND RESTRUCTURING OF THE OCTOBER 2005 DEBT FINANCING TRANSACTION (continued)

Accounting for the Restructuring (continued)

Loss on Debt Extinguishment

According to EITF Issue No. 96-19, an exchange of debt instruments with substantially different terms is an “extinguishment” which shall be accounted for in accordance with SFAS No. 140; any resulting gain or loss must be recognized on such transactions. Management has determined that the Restructuring is a debt extinguishment as defined by GAAP.

In measuring gain or loss on an extinguished debt instrument that contained an embedded beneficial conversion feature, EITF Issue No. 98-5 states that part of the “reacquisition price” is considered the cost of repurchasing the BCF. The latter pronouncement requires that the amount allocated to the BCF for that purpose be its extinguishment-date intrinsic value, which has been determined by management in order to measure the debt extinguishment transaction. The residual (after such allocation) and the carrying amount of the 2005 notes payable (net of the unamortized balance of the related BCF) have been considered in measuring the loss on extinguishment of the notes payable in the debt financing transaction. As a result, a loss on debt extinguishment of approximately $380,000 has been reported in the accompanying condensed consolidated statements of operations for the quarter and nine-month period ended November 30, 2006.

The Liability for Registration Rights Penalties

Through mid-October 2006, the Company incurred certain penalties in connection with the debt financing transaction as a result of failing to meet the effectiveness-date deadline for the registration statement required by the related agreement with the October 2005 Creditors. As part of the Restructuring, the Company issued 500,000 shares of its restricted common stock to such creditors in exchange for their waiver of all Company defaults related to the debt financing transaction, including forgiveness of the liability for registration rights penalties. Based on the estimated fair value of the common stock described in the preceding sentence, the Company recorded a gain on extinguishment of the debt associated with the aforementioned penalties; such gain is not significant to the accompanying condensed consolidated financial statements.

12.	SUBSEQUENT EVENTS

In December 2006, an additional 50,000 units of Series A Preferred Stock were sold to a single unrelated investor at a price of $1.00 per unit. Each unit consisted of one Series A preferred share (which is initially convertible into two shares of common stock), one Series A warrant to purchase 1.5 shares of common stock at $1.00 per share, and one Series B warrant to purchase 1.5 shares of common stock at $1.50 per share. Such warrants are exercisable over a five-year period.

On January 10, 2007, the following investors elected to convert Series A Preferred Stock into common stock:

	Shares of Preferred Stock Surrendered	Shares of Common Stock Issued
Pointe Capital Ltd	500,000	1,000,000
Wick Trust	450,000	900,000
Infomax Company Limited	300,000	600,000
Martin Euler	250,000	500,000

On January 11, 2007, the Board of Directors and the owners of a majority of the Company’s common stock approved an amendment of the Company’s Articles of Incorporation which increased the authorized number of shares of common stock to 100 million.

In January 2007, a director of the Company elected to convert approximately $408,000 of debt into Series A and B warrants and 400,000 shares of Preferred Stock. See “The 10/13/06 Equity Financing Transactions” section of Note 11 for a description of the equity instruments referenced in the preceding sentence.

Item 2: Management’s Discussion and Analysis or Plan of Operation

Overview

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of the Company appearing elsewhere in this report. Such financial statements have been prepared to reflect the Company’s financial position as of November 30, 2006, together with the results of operations for the three and nine months ended November 30, 2006 and 2005, and cash flows for the nine months ended November 30, 2006 and 2005.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended or the “Exchange Act”. Actual results may differ materially from those included in the forward-looking statements. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for the purposes of complying with those provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally indentified by use of the word “believe,” “expect,” “anticipate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally in the United States of America and the other countries in which we operate, legislative regulatory changes, the political climate in the foreign countries in which we operate, the availability of capital, interest rates, competition, and changes in U.S. generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on any such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, are included herein and in our other filings with the Securities and Exchange Commission (the “SEC’).

Company Overview

Strategic Direction

Astrata’s core objective is to be a major service provider and supplier in the Telematics market sector. This objective has been further refined with emphasis being placed on the homeland security and business to business sectors where the demand for complex integrated solutions is driving market growth in North America, Europe and South East Asia.

Structural Adjustments

During the nine months ended November 30, 2006, a number of core structural changes were implemented.

These included decisions to:

* Withdraw from Geomatics and focus exclusively on Telematics

* Restructure research and development operationally by increased outsourcing and geographically by transferring this function to South East Asia

* Outsource all manufacturing activities

* Withdraw from the South African Telematics market where the primary market related to “stolen vehicle recovery” as opposed to more demanding and complex integrated solutions.

* Restructure our Indonesian arrangements with a view to minimizing costs.

In combination, these decisions also allowed Astrata to make further significant headcount and overhead savings by eliminating the South African selling, general and administrative expenses which, in fiscal 2007, amounted to $5.8 million or approximately 40% of total selling, general and administrative expenses. The associated headcount reductions approximate 120 members of staff, a reduction of cover 60%.

Operational Considerations

Astrata’s Telematics operations were strengthened during the prior fiscal year by the addition of a number of key distribution partners in Western Europe (North Security, Motive Geeks) and an increased presence in South East Asia, based primarily on the successful delivery of the previously announced Hazmat (Hazardous Materials) Tracking Project to the Singapore Civil Defense Force.

In line with our structural realignment during the quarter ended November 30, 2006, Astrata entered into a number of agreements to dispose of its South African operations. The effective date for these transactions is June 1, 2006. South Africa based operations that were not sold by this date were closed effective May 31, 2006 and on June 27, 2006 Astrata Systems (Pty) Ltd was placed in voluntary liquidation.

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

Homeland Security - Letter of Intent

In a Form 8-K filed with the SEC on October 18, 2006, the Company disclosed that:

Effective October 16, 2006, Astrata Group Incorporated has entered into an exclusive letter of intent valued at $85 million from a Singapore based company for the supply of Astrata’s Intelligent Tracking Systems and the associated command and control Centers. This equipment is intended to meet a homeland security requirement and as a result the ultimate end user will remain confidential.

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

Results of operations for the three months ended November 30, 2006 and 2005

As discussed above (see Note 10 to the condensed consolidated financial statements included elsewhere herein), the Company is discontinuing its operations and exiting South Africa. Accordingly, all South Africa operations are being reported as discontinued operations effective with the May 31, 2006 quarter.

Revenues

Net sales were approximately $758,000 for the three months ended November 30, 2006 a decrease of approximately $319,000 compared to the three months ended November 30, 2005 of approximately $1,077,000. This reflects a 30% decline quarter to quarter. Astrata’s core objective is to be a major service provider and supplier in the Telematics market sector. This objective has been further refined by exiting the South Africa based Geomatics segment and focusing on the homeland security and business to business sectors where the demand for complex integrated telematics solutions is driving market growth in North America, Europe and South East Asia.

Gross Profit

Gross profit decreased approximately $75,000 to approximately $334,000 for the three months ended November 30, 2006 compared to the three months ended November 30, 2005 of approximately $409,000. Gross profit as a percentage of revenue increased from 38% to 44%.

Selling, general and administrative expenses

Selling general and administrative expenses for the three months ended November 31, 2006 were approximately $1.9 million, a decrease of approximately $0.4 million compared to the three months ended November 30, 2005 of approximately $2.3million

In Asia, operating expenses for the three months ending November 30, 2006 were approximately $363,000, compared to the three months ended November 30, 2005 of approximately $442,000. These expenses are primarily related to staffing, facilities and travel costs.

In Europe, operating expenses for the three months ending November 30, 2006 were approximately $804,000, an increase of approximately $246,000 compared to the three months ended November, 2005 of approximately $558,000. These expenses are primarily related to staffing, facilities and travel costs. The London offices leased by Astrata Europe Ltd were vacated in May 2006.

Corporate operating expenses for the three months ending November 30, 2006 were approximately $1.1 million, compared to the three months ending November 31, 2005 of approximately $1.0 million. Corporate operating expenses include public company expenses of approximately $219,000 (accounting, auditing, legal fees and director fees) and administrative expenses of approximately $556,000 (primarily marketing, salaries, facilities and travel expenses).

Research and development expenses for the three months ending November 30, 2006 were approximately $119,000, compared to the three months ending November 30, 2005 of approximately ($223,000).

As more fully explained in Note 2 to the condensed consolidated financial statements included elsewhere herein, the adoption of SFAS 123-R “Share-Based Payment” from March 1, 2006 resulted in recording a non-cash expense of approximately $249,000 in the quarter ending November 30, 2006.

Net Results of Operations

Our operating loss was approximately $1.9 million for the three months ended November 30, 2006 and approximately $1.7 million for the three months ended November 30, 2005. Underlying these results the impact of SFAS No. 123-R of approximately $249,000 was offset principally by savings in research and development overhead.

Other income (expense)

Interest expense for the three months ended November 30, 2006 was approximately $1,529,000 as compared to $840,000 for the quarter ended November 30, 2005. The fair value adjustment for a warrant liability was a benefit of approximately $1.5 million for the quarter ended November 30, 2006 as compared to nil for the quarter ended November 30, 2005.

Net Results

We are reporting a net loss of approximately $6.3 million or $0.45 per common share for the three months ended November 30, 2006 compared to a net loss of approximately $3.4 million or $0.27 per common share for the three months ended November 30, 2005. Our continuing operations resulted in a net loss of approximately $6.4 million for the three months ended November 30, 2006. After factoring in the deemed dividend to the preferred stockholders of approximately $2.0 million (as described in “The Conversion Feature of the Preferred Stock” section of Note 11 to the condensed consolidated financial statements included elsewhere herein), our net loss from continuing operations applicable to common stockholders is approximately $8.4 million or $0.60 per common share; and approximately $2.5 million or $0.20 per common share for the three months ended November 30, 2005. Our discontinued operations resulted in income of approximately $73,000 or $0.01 per common share for the three months ended November 30, 2006 and a loss of approximately $885,000 or $0.07 per common share for the three months ended November 30, 2005.

Results of operation for the nine months ended November 30, 2006 and 2005

Revenues

Net sales were approximately $2.1 million for the nine months ended November 30, 2006; a decrease of approximately $0.4 million compared to the nine months ended November 31, 2005 of approximately $2.5 million. This reflects a 16% decline quarter to quarter.

Gross profit

Gross profit decreased approximately $73,000 to approximately $698,000 for the nine months ended November 30, 2006 compared to the nine months ended November 30, 2005 of approximately $771,000. Gross profit as a percentage of revenue increased from 31% to 33%.

Selling, general and administrative expenses

Selling general and administrative expenses for the nine months ended November 30, 2006 were approximately $5.1 million, a decrease of approximately $1.0 million compared to the nine months ended November 30, 2005 of approximately $6.1 million.

In Asia, operating expenses for the nine months ended November 30, 2006 were approximately $1.1million compared to the nine months ended November 30, 2005 of approximately $1.4 million. These expenses are primarily related to staffing, facilities and travel costs.

In Europe, operating expenses for the nine months ending November 30, 2006 were approximately $1.9 million, a decline of approximately $0.5 million compared to the nine months ended November, 2005 of approximately $2.4 million. These expenses are primarily related to staffing, facilities and travel costs. The London offices leased by Astrata Europe Ltd were vacated in May 2006.

Corporate operating expenses for the nine months ending November 30, 2006 were approximately $3.2 million, compared to the nine months ending November 30, 2005 of approximately $2.1 million. Corporate expenses include public company expenses of approximately $0.76 million (accounting, auditing, legal fees and director fees) and administrative expenses of approximately $1.4 million (primarily marketing, salaries, facilities and travel expenses).

Research and development expenses for the nine months ending November 30, 2006 were $119,000 compared to the nine months ending November 30, 2005 of approximately $50,000.

As more fully explained in Note 2 to the condensed financial statements included elsewhere herein, the adoption of SFAS 123-R “Share-Based Payments” from March 1, 2006 resulted in recording a non-cash expense of approximately $978,000 in the nine months ending November 30, 2006.

Net Results of Operations

Our operating loss was approximately $5.5 million for the nine months ended November 30, 2006 and approximately $5.4 million for the nine months ended November 30, 2005. Underlying these results, the impact of SFAS No. 123-R of approximately $0.98 million was offset by reductions in selling, general and administrative overhead of approximately $1.0 million.

Other income (expense)

Interest expense for the nine months ended November 30, 2006 was approximately $2 million as compared to $1.4 million for the nine months ended November 30, 2005. The fair value adjustment for a warrant liability amounted to a benefit of approximately $1.8 million for the nine months ended November 30, 2006 as compared to nil for the nine months ended November 30, 2005.

Net Results
We are reporting a net loss of approximately $9.5 million or $0.70 per common share for the nine months ended November 30, 2006 compared to a net loss of approximately $8.7 million or $0.72 per common share for the nine months ended November 30, 2005. Our continuing operations resulted in a net loss of approximately $10.1 million for the nine months ended November 30, 2006. After factoring in the deemed dividend to the preferred stockholders of approximately $2.0 million (as described in “The Conversion Feature of the Preferred Stock” section of Note 11 to the condensed consolidated financial statements included elsewhere herein), our net loss from continuing operations applicable to common stockholders is approximately $12.1 million or $0.89 per common share; and approximately $6.8 million or $0.56 per common share for the nine months ended November 30, 2005. Our discontinued operations resulted in income of approximately $0.6 million or $0.04 per common share for the nine months ended November 30, 2006 and a loss of approximately $1.9 million or $0.16 per common share for the nine months ended November 30, 2005.

The following is a reconciliation of the basic and diluted loss on debt extinguishment per common share computations for the three months and nine months ended November 30, 2006.

	Three Months Ending November 30, 2006	Nine Months Ending November 30, 2006

Net (loss) from continuing operations before loss on debt extinguishment	$(1,940,057)	$(5,659,925)
Loss on debt extinguishment *	(4,419,250)	(4,419,250)
Net (loss) from continuing operations	$(6,359,307)	$(10,079,175)
Basic and diluted (loss) per common share:
Continuing operations before loss on debt extinguishment	$(0.14)	$(0.42)
Loss on debt extinguishment	(0.32)	(0.33)
Continuing operations after loss on debt extinguishment	$(0.46)	$(0.75)

* As more fully explained in Note 11 to the condensed consolidated financial statements included elsewhere herein

Liquidity and Capital Resources

Balance Sheet Comparison of November 30, 2006 to February 28, 2006

During the quarter ended May 31, 2006, the Company determined it would withdraw from Geomatics and focus exclusive on Telematics. The Geomatics business represented the vast majority of the revenue of Astrata South Africa (Pty) Ltd (“ASA”). On May 31,2006, the Company closed its subsidiary Astrata Systems (Pty) Ltd. (“Astrata Systems”); during the quarter then ended, management reached a decision to sell the assets of ASA as discussed in Note 10 to the condensed consolidated financial statements included elsewhere herein. As of November 30, 2006, we have approximately $270,000 in discontinued operations assets, and approximately $459,000 of liabilities related to discontinued operations, which should be completed in the near future.

For purpose of the matters discussed in the following two paragraphs, management has recast the Company’s February 28, 2006 consolidated balance sheet (included in the February 28, 2006 Form 10-KSB filed with the SEC on July 18, 2006) to retroactively reflect the estimated effect of assets classified as “held for sale” at November 30, 2006 and the related liabilities. These pro forma adjustments, which are for discussion purposes only, have been developed by management based on the transactions and events relating to the Company’s discontinued operations reported in the condensed consolidated financial statements (and discussed in the related notes) included elsewhere herein.

Total assets decreased by approximately $3.7 million from $6.9 million as of February 28, 2006 to $3.2 million as of November 30, 2006. The decrease is primarily due to the sale of accounts receivable of approximately $1.0 million, the sale of inventory of approximately $1.7 million, the sale of property and equipment of approximately $0.5 million, the impairment of intangible asset and goodwill of approximately $0.6 million; offset by an increase in other assets of approximately $0.1 million.

Total liabilities increased by approximately $5.3 million from approximately $16.5 million as of February 28, 2006 to approximately $21.8 million as of November 30, 2006. This is primarily due to an increase in warrant liability of $9.2 million, notes payable of approximately $1.1 million, interest payable of $0.7 million and other current liabilities of $0.7 million; offset by a decrease in notes payable to stockholders of $0.4 million, debentures net of discounts of $0.3 million, preference shares of $0.9 million, line of credit of $1.7 million, other liabilities of $0.8 million and accounts payable of approximately $2.3 million which were assumed by the buyer in connection with the sale of our geomatics business within South Africa.

Statement of Cash Flow Changes
Our operating activities used approximately $1.6 million in cash during the nine months ended November 30, 2006. The net loss of approximately $9.5 million was offset by approximately $4.3 million in non cash items. These include the sale of our geomatics business, debt forgiveness and the change in fair value of derivative warrant liability, depreciation, amortization, deferred financing costs and issuance of stock for services and compensation and debt extinguishment (as more fully described in Note 11 to the condensed consolidated financial statements included elsewhere herein). The net change in receivables, payables and inventories of approximately $3.6 million yielded a net usage in cash of approximately $1.6 million.

Cash flows from investing activities used approximately $257,000 primarily to support investment in affiliates. Cash flows provided by financing activities were $1.7 million composed primarily of advances from stockholders of approximately $1.2 million and net proceeds from the issuance of preferred stock of approximately $2.4 million; offset by repayment of long-term liabilities of approximately $0.8 million, and the repayment in full of approximately $1.1 million on a line of credit.

At November 30, 2006, the Company had negative working capital of approximately $19.7 million. In order for us to fund our operations and continue management’s growth plan, substantial additional funding will be required from external sources. Management currently intends to fund operations through a combination of equity financing and lines of credit. As more fully described in Note 11 to the condensed consolidated financial statements included elsewhere herein, the Company has recently concluded a convertible preferred stock (with warrants) offering that yielded gross proceeds of approximately $2.8 million of additional equity.

Liquidity and Going Concern Considerations

For the nine months ended November 30, 2006, we had a net loss of approximately $9.5 million and negative cash flow from operating activities of approximately $1.6 million. In addition, we had an accumulated deficit and negative working capital of approximately $31.8 million and $19.7 million, respectively, as of November 30, 2006. Because of the Company’s financial condition, our independent public accountants included a going concern paragraph in their audit report on our February 28, 2006 consolidated financial statements. The going concern paragraph states that there is substantial doubt about the Company’s ability to continue as a going concern. Such financial statements and the condensed consolidated financial statements included elsewhere herein have been prepared assuming that the Company will continue as a going concern ( based upon management’s plans discussed herein) which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the aforementioned financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

In the first quarter of fiscal 2007, management revised our business plan to focus on the more developed markets in Europe, South East Asia and North America. As our core strategic direction is now to focus on the telematics market rather than the geomatics market, the Company entered into discussions regarding the sale of its geomatics business. The sale of this business and the winding down of our remaining South Africa operations (see Note10 to the condensed consolidated financial statements included elsewhere herein for additional information regarding these two events) is expected to yield annual savings of approximately $5.8 million, or 41% of the Company’s annual selling, general and administrative expenses with an associated headcount reduction of over 120 members of staff, a Company-wide reduction of about 60%. As more fully explained in Note 11 to the condensed consolidated financial statements included elsewhere herein, the Company has recently concluded a convertible preference share offering that yielded gross proceeds of approximately $2.8 million in equity.

The Company’s capital requirements depends on numerous factors, including the rate of market acceptance of the Company’s product and services, the Company’s ability to service its customers, the ability to maintain and expand our customer base, the level of resources required to expand the Company’s marketing and sales organization, finance research and development activities and other factors. As more fully explained elsewhere herein, management presently believes that cash generated from operations, the October 2006 equity transaction (which yielded net proceeds of approximately $1.6 million, and reduced debt by $1.5 million), the October 2006 restructuring and partial repayment of other noted payable (see Note 11 to the condensed consolidated financial statements included elsewhere herein for additional information regarding these two transactions), the Company’s current credit facilities and the debt and/or equity financing proposals now under consideration, will be sufficient to meet the Company’s anticipated liquidity requirements through August 2007.

Management is projecting growth in telematics sales during fiscal 2007, and has already announced a single sales order in this sector valued at approximately $17 million.

Effective October 16, 2006, the Company entered into an exclusive letter of intent valued at approximately $85 million with a Singapore-based entity for the supply of Astrata’s intelligent tracking systems and the associated command and control centers. This equipment is intended to satisfy a homeland security requirement, as a result, the identity of the ultimate end-user will remain confidential.

Additional major contracts are under negotiation, but at this time there can be no assurances regarding the ultimate success of these negotiations. In order for us to fund our operations and continue this growth plan, substantial additional funding will be required from external sources.

Preferred Stock

The 10/13/06 Equity Financing Transactions

As more fully described below, on October 13, 2006 the Company entered into certain equity transactions with an unrelated entity (which has represented itself as an “accredited investor,” as that term is defined in Regulation D of the Securities Act) and certain creditors. The aforementioned unrelated entity is sometimes hereinafter referred to as the “Investor.” In the opinion of management - based in part on advice of counsel, such transactions are exempt from registration under the Securities Act.

The Company has agreed to sell a maximum of 5.5 million shares of its Series A convertible preferred stock (with a par value of $0.0001 per share) and certain warrants to purchase its common stock for a total maximum purchase price of $5.5 million. Such preferred stock is hereinafter referred to as the “Preferred Stock,” which is convertible into shares of the Company’s common stock based on a formula (see the next paragraph) set forth in the Series A Convertible Preferred Stock Purchase Agreement Dated October 13, 2006 (the “Agreement”). The Preferred Stock has a liquidation preference of $1.00 per share (the “Liquidation Preference Amount”), and a cumulative annual cash dividend equal to 8% of the Liquidation Preference Amount. Accrued dividends are generally payable only in the event of the dissolution, liquidation or winding up of Astrata Group, or upon conversion of the Preferred Stock.

Each share of Preferred Stock is convertible into a number of shares of the Company’s common stock equal to the quotient that results from dividing $1.00 by the “Conversion Price.” As defined in the October 12, 2006 Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of Astrata Group Incorporated (the “Certificate of Designation”), the Conversion Price is a maximum of $0.50 per share except for adjustments relating to stock splits and stock combinations. The Conversion Price is subject to anti-dilution adjustments for reorganizations, mergers, consolidations, certain dividends and other corporate events set forth in the Certificate of Designation. Issuances of the Company’s common stock for reasons other than those described in the preceding sentence at a per-share price less than the then-current Conversion Price will generally trigger a downward adjustment of the Conversion Price, with a minimum adjusted price of $0.40 per share. However, granting stock options or other equity instruments under the Company’s employee/director stock option plan and the exercise of any such equity instruments will not result in adjustment of the Conversion Price.

Under the terms of the Agreement, the Company issued warrants to the holders of the Preferred Stock; some of these warrants are contingently exercisable only under certain conditions. Each warrant entitles the holder to purchase Company common stock based on a percentage of the shares of common stock issuable upon conversion of the Preferred Stock (the “Conversion Shares”). The Series A and B warrants each entitle the holder to purchase 75% of the Conversion Shares at an exercise price of $1.00 and $1.50 per share, respectively; such warrants vested and became exercisable upon issuance. The Series J warrant permits the holder to acquire 100% of the Conversion Shares at an exercise price of $0.50 per share, provided that the stockholder has purchased Preferred Stock in a minimum amount of $2 million. Although the J warrant did not become exercisable until January 11, 2007, it vested and was non-forfeitable upon issuance; thus, it was considered issued on the transaction date and has been accounted for during the quarter ended November 30, 2006. If the Series J warrant is exercised, the Series C and D warrants become exercisable. The latter would each permit the holder to purchase (at an exercise price of $1.00 and $1.50 per share, respectively) a number of shares equal to that obtained by exercising the J warrant; as of the date that this Form 10-QSB was filed with the SEC, the J warrant had not been exercised. Management is not presently able to determine whether the J warrant will be exercised or, if so (since a partial exercise is permitted by the warrant agreement), the number of shares that might be issued upon exercise of the J warrant. As a result, the number of shares which may be issued if and when the Series C and D warrants become exercisable is not considered reasonably estimable at this time. Therefore, management concluded that the Series C and D warrants had not reached a measurement date as of November 30, 2006; accordingly, such warrants have not been recognized for accounting purposes during the quarter then ended. These warrants expire as follows: the Series J Warrants in October 2007, and the other warrants in October 2011.

The Company has granted registration rights (the “Registration Rights Agreement”) for the common stock underlying both the aforementioned warrants and the Preferred Stock; such common stock is sometimes hereinafter collectively referred to as the “Registrable Securities.” Under the terms of the Registration Rights Agreement, the Company is required to file a registration statement with the SEC providing for the resale of all Registrable Securities on a continuous basis pursuant to Rule 415 of the Securities Act. Until such registration statement is declared effective by the SEC, the Registrable Securities, the Preferred Stock, and the related warrants are restricted under Rule 144 of the Securities Act. The Registration Rights Agreement also provides that the Company will incur liquidated damages in the form of a cash penalty if (a) the aforementioned registration statement is not filed by November 12, 2006 or (assuming that such registration statement receives a “full review” by the SEC) is not declared effective by the SEC by approximately February 12, 2007, or (b) the effectiveness of such registration statement is not continuously maintained until the earlier of when all the Registrable Securities have been sold or all the Rule 144 restrictions relating to such securities have lapsed. The penalty would also be triggered if the Company’s common stock was delisted or no longer quoted by the OTCBB. The penalty is 2% per month (or any portion thereof) of the holder’s initial investment in the Preferred Stock, with a maximum penalty of 10% of the base amount.

Since the required registration statement has not yet been filed, the Company has begun incurring the penalty associated with the filing-date deadline. In the opinion of management, the estimated effective date of the registration statement is such that the Company will most likely incur the maximum penalty under the Registration Rights Agreement. As a result, the Company recorded a liability of approximately $425,000 at November 30, 2006, and has reported the related expense in the condensed consolidated statements of operations for the quarter and nine-month period then ended included elsewhere herein.

As more fully explained in Note 12 to the condensed consolidated financial statements included elsewhere herein and as required by the Certificate of Designation, the Company has amended its Articles of Incorporation to increase the authorized number of shares of its common stock in order to be able to affect the conversion/exercise of all the outstanding Preferred Stock and related warrants.

On October 13, 2006, under the terms of the Agreement the Investor purchased 2.5 million shares of the Company’s Preferred Stock and received certain warrants for total consideration of $2.5 million; the net proceeds approximated $1.6 million. The Company incurred a finder’s fee of $250,000 related to this transaction; in addition, $550,000 of the gross proceeds was used to partially repay the obligations described in the “Debt Financing Transaction” section of Note 5. As part of the same transaction, certain creditors (who are also common stockholders of the Company) exchanged $1.5 million of Company notes payable (which were due on demand) for Series A and B warrants and 1.5 million shares of Preferred Stock. One such creditor was the Company’s chief executive officer/chief financial officer, who held a promissory note payable by the Company in the amount of $250,000. Absent an election to the contrary, the Agreement limits the beneficial ownership resulting from conversion of the Preferred Stock and/or exercise of any related warrants to a maximum of 9.9% of the Company’s then outstanding shares of common stock. Based on the number of common shares outstanding at November 30, 2006 (including the common stock presently owned by the former creditors referenced above) and assuming that none of the Preferred Stock owners elect to opt out of the aforementioned ownership limitation, conversion of the outstanding Preferred Stock and exercise of the applicable warrants described in this Note would result in such stockholders owning approximately 50% of the Company’s then outstanding shares of common stock.

Accounting for the 10/13/06 Equity Financing Transactions

In November 2006, the Company sold to the Investor certain warrants (of the same type as described above) and an additional 250,000 shares of Preferred Stock for gross proceeds of $250,000; net proceeds approximated $218,000. Management accounted for the various elements of such transaction in the same manner as the October 2006 sale of equity instruments to the Investor. Except when the context requires otherwise or where specifically stated to the contrary, the amounts disclosed below in “Accounting for the 10/13/06 Equity Financing Transactions” include those related to the transaction described in this paragraph.

Registration rights penalties have been accounted for as described above in accordance with FSP EITF 00-19-2. Accounting for the other aspects of the October 2006 equity financing transactions is discussed in the paragraphs which follow.

The Warrants

The Series A, B and J warrants entitle the Investor to purchase a total of approximately 13.8 million shares of the Company’s common stock at the exercise prices described above; such warrants are sometimes hereinafter collectively referred to as the “Investor Warrants.” In combination with the Preferred Stock and warrants issued to certain creditors (see “The Debt Extinguishment Transaction” section of this Note below) and the Preferred Stock sold to the Investor, the Company did not have sufficient authorized, unissued, and uncommitted shares to satisfy these potential stock issuances as of either the transaction date or November 30, 2006. Thus, based on EITF Issue No. 00-19 management concluded that the Investor Warrants were derivatives as of the dates referenced in the preceding sentence. Using the Black-Scholes option-pricing model and the 2006 assumptions described in the “Stock-Based Compensation” section of Note 1, management determined that the transaction-date estimated fair value of such derivatives approximated $8 million; this liability has been recorded as a reduction of additional paid-in capital.

At November 30, 2006, the estimated fair value of the derivatives described in the preceding paragraph declined to approximately $7,040,000. As a result, the Company reduced the original warrant derivative liability accordingly and has reported the mark-to-market adjustment of approximately $960,000 as other income in the condensed consolidated statements of operations for the quarter and nine-month period ended November 30, 2006 included elsewhere herein.

The Conversion Feature of the Preferred Stock

As more fully explained above, the Preferred Stock is convertible into common stock of the Company. Based on the market price of the Company’s common stock in mid-October 2006, the Preferred Stock (i) issued to the holders of the $1.5 million of Company notes payable described above (who are sometimes hereinafter collectively referred to as “the Creditors”) and (ii) sold to the Investor contains a beneficial conversion feature (“BCF”). Considering the characteristics of the Preferred Stock set forth in the Certificate of Designation and the related discussion in SFAS No. 133, management believes that the Preferred Stock is essentially “cumulative participating perpetual preferred stock.” For that reason, the Preferred Stock is considered more akin to an equity instrument than a debt instrument on the issuance dates and as of November 30, 2006. Therefore, management concluded that the economic risks and characteristics of the BCF (an embedded potential derivative financial instrument) are clearly and closely related to the economic risks and characteristics of the “host contract” (the Preferred Stock).

As a result of the conclusion stated immediately above, under paragraph 12(a) of SFAS No. 133 the BCF need not be separated from the host contract or accounted for as a derivative financial instrument. Hence, as explained below, management has measured the BCF using intrinsic value accounting.

Based on a relative fair value allocation (as described in APB Opinion No. 14 and certain related GAAP pronouncements) of the proceeds from the Preferred Stock transactions, the intrinsic value of the BCF on the transaction dates approximated $1,965,000; this represents an imputed dividend to the holders of the Preferred Stock. Because the Preferred Stock was convertible upon issuance, the entire dividend was charged to equity on the transaction date. However, since the Company did not have any retained earnings in mid-October 2006, the imputed dividend was accounted for by reducing additional paid-in capital. Accounting for such dividends also requires that they be credited (i.e., added) to additional paid-in capital; as a result, the net effect of the BCF accounting on the Company’s November 30, 2006 total stockholders’ deficit was nil.

For purposes of reporting the basic and diluted loss per common share, the imputed dividend to the preferred stockholders discussed above has been added to the net loss from continuing operations in determining the net loss from continuing operations applicable to common stockholders in the accompanying condensed consolidated statements of operations for the quarter and nine-month period ended November 30, 2006.

The Debt Extinguishment Transaction

In exchange for notes payable of $1.5 million held by the Creditors, the Company issued Series A and B warrants and 1.5 million shares of Preferred Stock in October 2006. For reasons described above, management concluded that such warrants were derivatives as of both the transaction date and November 30, 2006. Using the Black-Scholes option-pricing model and based on the 2006 assumptions described in the “Stock-Based Compensation” section of Note 1, management determined that the transaction-date estimated fair value of such derivatives approximated $2,745,000. As more fully explained in the following paragraph, this liability has been recorded in accounting for the debt extinguishment transaction. At November 30, 2006, the estimated fair value of such derivatives had declined to approximately $2,430,000. Thus, the Company reduced the original warrant derivative liability accordingly and reported the mark-to-market adjustment of approximately $315,000 as other income in the condensed consolidated statements of operations for the quarter and nine-month period ended November 30, 2006 included elsewhere herein.

On October 13, 2006, the Preferred Stock issued to the Creditors was convertible into 3 million shares of the Company’s restricted common stock. Based on the estimated fair value of such common stock, management determined that the fair value of the Preferred Stock approximated $2,800,000 upon issuance. As stated above, the transaction-date estimated fair value of the warrants issued to the Creditors approximated $2,745,000. Thus, the total estimated fair value of the “basket” of equity instruments received by the Creditors approximated $5.5 million. As a result, approximately $4,045,000 has been reported as a loss on debt extinguishment in the condensed consolidated statements of operations for the quarter and nine-month period ended November 30, 2006 included elsewhere herein.

Common Stock

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

During the quarter ended August 31, 2006, the Company also issued 198,210 shares of its common stock in exchange for services provided by consultants. Such shares were valued at approximately $165,000 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

During the quarter ended November 30, 2006, the Company issued 273,589 shares of its registered common stock to satisfy liabilities for services provided by suppliers and employees. Such shares were valued at approximately $320,000 (estimated to be the fair value based on the trading price on the issuance date).

During the quarter ended November 30, 2006, the Company also issued 111,197 shares of its unregistered common stock in exchange for services provided by an employee. Such shares were valued at approximately $109,000 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

During the quarter ended November 30, 2006, the Company also issued 83,325 shares of registered common stock (valued at approximately $108,000 based on the trading price on the issuance date) for the exercise of employee stock options.

During the quarter ended November 30, 2006, the Company issued 21,192 shares of its registered common stock on exchange for services provided by consultants. Such shares were valued at approximately $24,000 (estimated to be the fair value based on the trading price on the issuance date).

During the quarter ended November 30, 2006, the Company also issued 20,000 shares of its common stock in exchange for services provided by consultants. Such shares were valued at approximately $14,000 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

Restructuring of the October 2005 Debt Financing Transaction

The Company restructured certain elements of its October 2005 debt financing transaction (as amended, the “debt financing transaction”) on October 12, 2006. As noted above, $550,000 of the proceeds from the aforementioned equity financing transaction was paid to the creditors (who are sometimes hereinafter collectively referred to as the “October 2005 Creditors”) in the debt financing transaction. The other significant provisions of the October 2006 restructuring are summarized below.

The October 2006 debt restructuring (the “Restructuring”) provides that all of the original agreements documenting the debt financing transaction are void, and thus are no longer binding on any of the parties to the October 2005 transaction. As part of the Restructuring, the Company issued four non-interest-bearing unsecured non-convertible promissory notes payable (the “2006 notes payable”) to the October 2005 Creditors in the total amount of $1,200,000; such notes are due in quarterly installments of $400,000 each beginning January 15, 2007. The 2006 notes payable were issued in exchange for the outstanding balance of the notes payable ($938,000) resulting from the debt financing transaction. There is no penalty for prepayment of the 2006 notes payable after December 30, 2006.

Under the terms of the Restructuring, the Company also issued 500,000 shares (the “default shares”) of its restricted common stock to the October 2005 Creditors in consideration for their waiver of all defaults by the Company relating to the debt financing transaction. As a result, the liability for registration rights penalties relating to the debt financing transaction has been extinguished. On October 12, 2006, the Company filed a Form RW with the SEC to withdraw its registration statement on Form SB-2 covering the common stock underlying the warrants described below and the convertible notes payable issued in the debt financing transaction.

The October 2005 Creditors have retained the warrants to purchase 480,000 shares of the Company’s common stock issued in the original transaction. See the “Debt Financing Transaction” section of Note 7 to the Company’s February 28, 2006 consolidated financial statements included in its Form 10-KSB for the year then ended for additional information regarding such warrants. The Company has also executed an agreement whereby the October 2005 Creditors have been given “piggyback” registration rights for the common stock underlying the warrants described in this paragraph and for the default shares; such rights become effective in April 2007. The Company will not be liable for penalties if any related registration statement is not filed or declared effective by the SEC by any particular date.

Accounting for the Restructuring

The Warrants Retained by the October 2005 Creditors

When the debt financing transaction was consummated, management determined that the warrants referenced in the preceding paragraph were derivatives because there was not an explicit limit on the related registration rights penalties. Under the terms of the Restructuring, there are no penalties associated with the registration rights presently held by the October 2005 Creditors. GAAP requires that management re-assess derivative financial instruments and “potential” derivatives at each reporting date in order to ascertain whether their classification (as equity or an asset/liability) has been altered by any transactions or other events during the intervening period.

After conducting such re-assessment, management determined that the warrants referenced above ceased to be derivatives in mid-October 2006. As a result, the Company recorded an adjustment of approximately $225,000 to reduce the warrant liability to its estimated fair value at October 12, 2006; this adjustment has been reported as income in the accompanying condensed consolidated statements of operations for the quarter and nine-month period ended November 30, 2006. The balance of the warrant liability (after reflecting such adjustment) of approximately $200,000 has been credited to additional paid-in capital in the condensed consolidated balance sheet  included elsewhere herein.

The BCF, Deferred Financing Costs, and Discount Related to the October 2005 Notes Payable

Since the notes payable in the debt financing transaction were restructured with substantially different terms, the unamortized October 12, 2006 balance of the BCF, the debt issuance discount, and the deferred financing costs associated with such notes in the total amount of approximately $820,000 has been charged to interest expense in the condensed consolidated statements of operations for the quarter and nine-month period November 30, 2006 included elsewhere herein.

Loss on Debt Extinguishment

According to EITF Issue No. 96-19, an exchange of debt instruments with substantially different terms is an “extinguishment” which shall be accounted for in accordance with SFAS No. 140; any resulting gain or loss must be recognized on such transactions. Management has determined that the Restructuring is a debt extinguishment as defined by GAAP.

In measuring gain or loss on an extinguished debt instrument that contained an embedded beneficial conversion feature, EITF Issue No. 98-5 states that part of the “reacquisition price” is considered the cost of repurchasing the BCF. The latter pronouncement requires that the amount allocated to the BCF for that purpose be its extinguishment-date intrinsic value, which has been determined by management in order to measure the debt extinguishment transaction. The residual (after such allocation) and the carrying amount of the 2005 notes payable (net of the unamortized balance of the related BCF) have been considered in measuring the loss on extinguishment of the notes payable in the debt financing transaction. As a result, a loss on debt extinguishment of approximately $380,000 has been reported in the condensed consolidated statements of operations for the quarter and nine-month period ended November 30, 2006  included elsewhere herein.

The Liability for Registration Rights Penalties

Through mid-October 2006, the Company incurred certain penalties in connection with the debt financing transaction as a result of failing to meet the effectiveness-date deadline for the registration statement required by the related agreement with the October 2005 Creditors. As part of the Restructuring, the Company issued 500,000 shares of its restricted common stock to such creditors in exchange for their waiver of all Company defaults related to the debt financing transaction, including forgiveness of the liability for registration rights penalties. Based on the estimated fair value of the common stock described in the preceding sentence, the Company recorded a gain on extinguishment of the debt associated with the aforementioned penalties; such gain is not significant to the condensed consolidated financial statements  included elsewhere herein.

Related Party Loans

During the period from June 1, 2006 thru August 31, 2006, Astrata Group received loans of approximately $401,000 from existing shareholders. The loans are repayable on demand and carry an annual interest rate of 15%

Sale of Geomatics Business in South Africa

In a Form 8-K filed with the SEC on June 23, 2006, the Company announced the following:

Astrata South Africa (Pty) Ltd (the “Subsidiary” or Astrata SA”) is a wholly owned subsidiary of the Company. The Subsidiary’s primary activity was the marketing, sale, and service of products for the Geomatics industry, which the Company did not sell or support outside of Africa. As an extension to the strategic growth plan announced in 2006, the Company has elected to divest the Subsidiary’s Geomatics business and re-allocate its resources to the Telematics business only. This decision is supported by the Company’s announcement on June 14, 2006 of a sales order for $17 million of Telematics products to a single European customer (see “Major Sales Order” below). The divestiture transaction described above was consummated on June 19, 2006.

Closure of South Africa Operations and Related Events

Effective May 31, 2006, all of the remaining employees of Astrata Systems and Astrata SA who did not become employees of Astrata Geomatics (Pty) Limited were terminated. Astrata Geomatics (Pty) Limited, a newly established entity that is not affiliated with the Company, acquired the business and certain moveable assets of the Subsidiary named in the preceding paragraph. On June 27, 2006, management commenced the formal process of liquidity Astrata Systems. The assets of Astrata Group and its other subsidiaries are not available to satisfy the liabilities of Astrata Systems, whose tangible assets were not significant as of June 27, 2006.

Subsequent to May 31, 2006, the Company’s then existing Telematics business operated by Astrata SA was sold (subject to certain closing conditions) to two unrelated entities. Subsequent to May 31, 2006, the Company also sold the subcontract manufacturing business operated by Astrata Systems to an unrelated party.

Major Sales Order

In a Form 8-K filed with the SEC on June 23, 2006, the Company announced that it received a purchase order from AST Europe Group AB for 50,000 Fleet Management/AVL devices plus associated software. The order is expected to produce revenues of approximately $17 million, making it the largest sales order Astrata Group has received to date. It is anticipated that delivery for al the units will be completed during fiscal 2007.

Off Balance Sheet Arrangements

As of November 30, 2006, there were no off balance sheet arrangements. Please refer to Note 7 (“Other Commitments and Contingencies’) to the Company’s condensed consolidated financial statements included elsewhere herein for additional information.

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

Foreign Currency Exchange Rate Risk

The operation of our subsidiary in international market results in exposure to fluctuations in foreign currency exchange rates. The potential of volatile foreign currency exchange rate fluctuation in the future could have a significant effect on our results of operations. Prior to June 2006, we purchased forward foreign exchange contracts to cover certain product purchase transactions denominated in U.S. dollars. During the three months ended November 30, 2006, we had transactions denominated in the British Pound, the Singapore Dollar, the Malaysian Ringgit, and the Brunei Dollar.

Interest Rate Risk

Since many of our credit facilities are directly based on various prime rates of interest, we are exposed to interest rate risk.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants explain their most “critical accounting policies” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policies” is one which is both important to the portrayal of our financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Because of the significance of the derivative financial instruments issued by the Company in the November 30, 2006 quarter (see Note 11 to the condensed consolidated financial statements included elsewhere herein), we have added the related accounting policy to our “Critical Accounting Policies” as described below.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist exclusively of finished goods at November 30, 2006. Market is determined by comparison with recent sales or estimated net realizable value.

Net realizable value is based on management’s forecasts for sales of our products and services in the ensuring years and/or considerations and analysis of changes in the customer base, product mix, or other issues that may impact the estimated net realizable value. Should the demand for our products or services prove to be significantly, less than anticipated, the ultimate realizable value of our inventories could be substantially less than reflected in the accompanying condensed consolidated balance sheet.

Long-lived Assets

In July 2001, the Financial Accounting Standard Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. “SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.

As of February 28, 2006, management determined that as a result of the decision reached in the first quarter of fiscal 2007 to exit the South African market certain long-lived assets were impaired. Accordingly the carrying values of such assets were reduced as of that date. As of November 30, 2006, we determined that no additional impairment indicators existed; thus, no adjustments have been made to the carrying values of long-lived assets (that are either held for sale or held and used) as of November 30, 2006. There can be no assurance that market conditions will not change or demand for our services and products will continue which could result in further impairment of long-lived assets in the future.

Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets” addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the consolidated financial statements. SFAS No. 142 requires that goodwill and identifiable asset that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No.142 expands the disclosure requirements about intangible assets in the years subsequent to their acquisition.

Revenue Recognition

General

Except as described in “Contract Accounting” below, the Company’s revenues are recorded in accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determined, and collectability is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

Sales as a Distributor

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents (and customer acceptance criteria, when applicable) are used to verify delivery. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction, and whether the sales price is subject to refund or adjustment. The Company assesses collectability based primarily on the credit worthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

In the Company’s Telematics operations, orders are generally shipped free-on-board shipping point, which means that such orders are recognized as revenue when the product is delivered to the carrier (shipped). Free-on-board shipping point also means that the customer bears all costs and risks of loss or damage to the goods prior to their delivery.

Contract Accounting

The Company accounted for the government contract described in Note 7 to the condensed consolidated financial statements included elsewhere herein under AICPA Statement of Position ("SOP") 81-1 using the percentage-of-completion method. Product delivery and installation were separate deliverables under the terms of the contract, and the related revenue was not recognized until the necessary activities have been completed. Under SOP 81-1 accounting, the stage of completion is estimated by whichever of the following methods is considered most indicative of the physical completion under the circumstances of the specific transaction: a survey of the work performed, services completed as a percentage of total services required by the agreement, or costs incurred to date as a percentage of management’s most recent estimated of total costs to be incurred under the related contract or other agreement. Amounts which are billable under the terms of a contract may not reflect earned revenue under this accounting policy. Thus, invoiced amounts that have not earned are reported as a liability in the Company’s consolidated balance sheet.

Services Revenue

Our Telematics segment has a technical team responsible for effecting installations and upgrades, and training clients on installation and supporting them on a ongoing basis. We did not earn revenue for training or software/firmware upgrades, but we do charge for non-warranty repairs and installation; however, this revenue was not material.

Other Matters

Revenue from distributors and resellers is recognized upon delivery, assuming that all other criteria for revenue recognition have been met. Distributors and resellers do not have the right to return.

Customer incentive bonuses and other consideration received or receivable directly from a vendor for which the Company acts as a reseller are accounted for as a reduction in the price of the vendor’s products or services. When such incentive is pursuant to a binding arrangement, the amount received or receivable is deferred and amortized on a systematic basis over the life of the arrangement.

Derivative Financial Instruments

The Company records all derivative financial instruments in its consolidated financial statements at estimated fair value, regardless of the purpose or intent for issuing or holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in the results of operations or in stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss), depending on whether the derivative instrument qualifies for hedge accounting as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. Changes in the fair value of derivatives not qualifying for hedge accounting are included in the results of operations as they occur. None of the derivatives issued by the Company as of November 30, 2006 qualify for hedge accounting.

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

Registration Payment Arrangements
On December 21, 2006, the Financial Accounting Standards Board issued FASB Staff Position (FSP) EITF 00-19-2, "Accounting for Registration Payment Arrangements" (the "FSP"). Under this pronouncement, contingently payable registration payment arrangements are accounted for separately from and do not affect the classification of the underlying shares, warrants, or other financial instruments subject to the registration payment provisions. This was accomplished by amending SFAS No. 133 and No. 150 to include scope exceptions for registration payment arrangements. A liability for a registration payment arrangement should be recognized when payment is probable and the amount is reasonably estimable (whether at inception or during the life of the arrangement) in accordance with SFAS No. 5, "Accounting for Contingencies."

The FSP is effective for registration payment arrangements and the financial instruments subject to such arrangements that are entered into or modified after December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into before December 22, 2006, companies are required to account for transitioning to the FSP through a cumulative-effect adjustment to the opening balance of accumulated deficit or retained earnings in fiscal years beginning after December 15, 2006. However, early adoption of this pronouncement for interim or annual periods for which financial statements or interim reports have not been issued is permitted. Accordingly, the Company adopted the FSP effective with the quarter ended November 30, 2006; see Note 11 to the condensed consolidated financial statements included elsewhere herein for additional information.

Other Recently Issued Accounting Pronouncements
Except as described in “Registration Payment Arrangements” immediately above and the following two paragraphs, in the opinion of management neither the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants nor the SEC have issued any accounting pronouncements since the Company filed its February 28, 2006 Form 10-KSB that are believed by management to have a material impact on the Company’s present or future consolidated financial Statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 157 to have a significant effect on the Company’s financial position or results of operations.

Subsequent Events

In December 2006, an additional 50,000 units of Series A Preferred Stock were sold to a single unrelated investor at a price of $1.00 per unit. Each unit consisted of one Series A preferred share (which is initially convertible into two shares of common stock), one Series A warrant to purchase 1.5 shares of common stock at $ 1.00 per share, and one Series B warrant to purchase 1.5 shares of common stock at $ 1.50 per share. Such warrants are exercisable over a five-year period.

On January 10, 2007, the following investors elected to convert Series A Preferred Stock into common stock:

	Shares of Preferred Stock Surrendered	Shares of Common Stock Issued
Pointe Capital Ltd	500,000	1,000,000
Wick Trust	450,000	900,000
Infomax Company Limited	300,000	600,000
Martin Euler	250,000	500,000

On January 11, 2007, the Board of Directors and the owners of a majority of the Company’s common stock approved an amendment of the Company’s Articles of Incorporation which increased the authorized number of shares of common stock to 100 million.

In January 2007, a director of the Company elected to convert approximately $408,000 of debt into Series A and B warrants and 400,000 shares of Preferred Stock. See “The 10/13/06 Equity Financing Transactions” section of Note 11 to the condensed consolidated financial statements included elsewhere herein for a description of the equity instruments referenced in the preceding sentence.

Item 3: Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2006 our disclosure controls and procedures are effective. However, upon further review, certain misstatements in the fiscal 2004 statement of cash flows and our revised interpretation of financial reporting requirements resulted in the restatement of our fiscal 2004 and 2005 statements of cash flows and the weighted average common shares outstanding reported in the fiscal 2005 statement of operations as disclosed in Note 16 to the consolidated financial statements included in the Company’s February 28, 2005 Form 10-KSB/A filed with the SEC on July 14, 2006. There have been no significant changes in our internal controls over financial reporting during the quarter ended November 30, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

From time to time, the Company may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination or breach of contract incidental to the ordinary operations of the business. The Company is not currently involved in any litigation which management believes could have a material adverse effect on the Company’s financial position or results of operations.

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

Acquisitions of companies, divisions of companies, or products entail numerous risks and uncertainties, which in our past experience include, and which we anticipate will include:

•	the difficulty of assimilating geographically dispersed operations and personnel of the acquired companies;

•	Potential inability to successfully integrate acquired operations and/or products or to realize cost savings or other anticipated benefits from integration.

•	loss of key employees of acquired operations;

•	the potential disruption of our ongoing business;

•	unanticipated expenses related to such integration;

•	unanticipated expenses related to discontinuance of operations;

•	the impairment of relationships with employees and customers of either an acquired company and/or our own business;

•	the potential unknown liabilities associated with acquired business;

•	inability to recover strategic investments in development stage entities;

•	amortization and/or impairment of large amounts of intangible assets;

•	the diversion of management’s attention from ongoing development of our business and/or other business concerns; and

•	the use of substantial amounts of our available cash or financial resources to consummate the acquisition.

We have limited marketing experience outside of South Africa and have conducted only limited marketing activities in the international market.

We are in the early stages of development of our marketing, distribution and sales structure, organization, alliances, contracts and partnerships. Our expertise does not guarantee success or sales and there is a risk that we could be less capable in these areas of business development than in the area of product development. Further, we may experience delays in market acceptance of new products or product enhancements as we engage in marketing and education of our user base regarding the advantages and system requirements for the new products and services and as customer evaluate the advantages and disadvantages of upgrading to our new products and services.

We are subject to significant risks associated with international operations. We have been subject to specific risks associated with doing business internationally and we anticipate that our future results will continue to be affected by a variety of international factors, which principally include:

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	difficulty in managing widespread sales and manufacturing operations’

•	less effective protection of intellectual property;

•	longer sales cycles in international markets;

•	tariffs, export controls and other trade barriers;

•	difficulties in collecting accounts receivable in foreign countries

•	the burdens of complying with a wide variety of foreign laws; and

•	the need to develop internationalized versions of our products and foreign language marketing and sales materials.

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

Our products are dependent on the continual availability of the Global Positioning System.

GPS products depend upon satellites maintained by the United States Department of Defense. If a significant number of these satellites become inoperable, unavailable, not replaced, if the policies of the United State government for the free use of the GPS are changed, or if there is interference with GPS signals, our business will suffer.

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

Our success depends on our ability to protect the proprietary and confidential aspect of our technology and methodology.

Our success will be dependent to a significant extent on our ability to protect the proprietary and confidential aspects of our products' technology and its method of utilization. We have no patents or patent applications pending for our products. We have used non-disclosure agreements and other contractual provisions and technical measures to establish and protect our proprietary rights in our products. It is our belief that the pace of product development is so fast that long-term patent protection would be of little benefit to us. Furthermore, there is no guarantee that a patent, if granted, will protect our products against infringement, or that we will have the financial resources to prosecute an infringement claim

We are subject to foreign currency exchange rate fluctuations.

We have customers, suppliers and manufacturers that are located outside the United States. Some transactions relating to supply and development agreements may be conducted in currencies other than the U.S. Dollar, and fluctuations in the value of foreign currencies relative to the U.S. Dollar could cause us to incur currency exchange costs. We cannot predict the effect of exchange rate fluctuations on our future operating results. Should there be a sustained increase in average exchange rates for the local currencies in these countries, our suppliers and manufacturers may request a price increase at the end of the contract period

We operate in a single market segment.

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

The following risk factor has been updated as indicated below:

The issuance of shares of common stock could result in a change in control.

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001. Our board of directors has the authority to issue up to the authorized capital stated in the Articles of Incorporation. In early February 2006, we were negotiating a potential debt /equity financing transaction pursuant to which we would have issued a maximum of $20 million of junior convertible notes payable subject to a fixed conversion price per share and detachable warrants to purchase 28% of our fully -diluted outstanding common stock (as to be defined) at an exercise price of $2.00 per share. As of November 30, 2005, management estimated that these warrants would be exercisable into approximately 5.7 million shares of our common stock. Management has abandoned this potential transaction. However, should we enter into a transaction on similar terms, the issuance of any such shares will result in a reduction of the proportionate ownership and voting power of all other stockholders and may result in a change of control of our corporation.

As more fully explained in Note 12 and in the “10/13/06 Equity Financing Transactions” section of Note 11 to the Company’s November 30, 2006 condensed consolidated financial statements included elsewhere herein, the Company (a) may issue a minimum of approximately 49.3 million shares of its common stock if all of the warrants and convertible preferred stock described in Note 11 are issued and exercised/converted (including at least 13.8 million shares to an outside investor, assuming that none of the J, C or D warrants are exercised) and (b) has amended its Articles of Incorporation to increase the number of shares of authorized common stock to 100 million. If the maximum number of shares of common stock are issued and none of the preferred stock or warrants issued after November 2006 are owned by the former creditors referenced in Note 11, based on the number of common shares outstanding on November 30, 2006 there will be a change of control.

The following risk factors has been updated to reflect (1) the change in beneficial ownership of our common stock resulting from the transactions described in the “10/13/06 Equity Financing Transactions” and the “Restructuring of the October 2005 Debt Financing Transaction” sections of Note 11 to the Company’s November 30, 2006 condensed consolidated financial statements included elsewhere herein and (2) common stock transactions since the fifth amendment of the Company’s Form SB-2 registration statement (now withdrawn) was filed with the SEC on February 17, 2006.

Because a limited number of stockholders together beneficially own approximately 75% of our voting stock, the voting power of other stockholders may be limited

Our directors, officers and greater than 5% stockholders own, as of November 30, 2006 approximately 50% of our outstanding common stock and beneficially own approximately 75% assuming (a) except as described below issuance of all currently unissued shares underlying convertible preferred stock, options and warrants held by directors, officers and more-than-5% stockholders and (b) that the investor which purchased preferred stock in October and November 2006 does not elect to opt out of the 9.9% beneficial ownership limitation. Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. The concentration could also have the effect of delaying or preventing a change in control that might be beneficial to our other stockholders, could delay or prevent an acquisition, and/or could cause the market price of our stock to decline. Some of these persons may have interests different than yours. For example, they could be more interested than our other stockholders in selling us to an acquirer or in pursuing alternative strategies.

The following risk factor has been removed as we have discontinued our operations in South Africa:

As some of our sales and purchase transactions are denominated in currencies other than the South African Rand, Astrata SA is exposed to foreign currency risk.

Because of the matters described in the “Restructuring of the October 2005 Debt Financing Transaction” section of Note 11 to the Company’s November 30, 2006 condensed consolidated financial statements included elsewhere herein, the following risk factor has been removed. As more fully explained in Note 11 to the aforementioned financial statements, the notes payable described below have been replaced with debt instruments that are not convertible.

Conversion of convertible notes issues to certain investors could negatively impact our share price.

On October 7, 2005 we agreed to issue convertible notes in the aggregate principal amount of $2,170,000. The number of shares issuable upon conversion of the convertible notes was based on a price of not less than $0.78 per share. Based on that exercise price, upon conversion holders of the convertible notes would have been entitled to receive 2,782,050 shares of our common stock. Conversion of the convertible notes may have a dilutive impact on our stockholders. As a result, our income (loss) per common share could decrease (increase) in the future, and the market price of our common stock could decline.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Preferred Stock
As more fully described below, on October 13, 2006 the Company entered into certain equity transactions with an unrelated entity (which has represented itself as an “accredited investor,” as that term is defined in Regulation D of the Securities Act) and certain creditors. The aforementioned unrelated entity is sometimes hereinafter referred to as the “Investor.” In the opinion of management - based in part on advice of counsel, such transactions are exempt from registration under the Securities Act.

The Company has agreed to sell a maximum of 5.5 million shares of its Series A convertible preferred stock (with a par value of $0.0001 per share) and certain warrants to purchase its common stock for a total maximum purchase price of $5.5 million. Such preferred stock is hereinafter referred to as the “Preferred Stock,” which is convertible into shares of the Company’s common stock based on a formula (see the next paragraph) set forth in the Series A Convertible Preferred Stock Purchase Agreement Dated October 13, 2006 (the “Agreement”). The Preferred Stock has a liquidation preference of $1.00 per share (the “Liquidation Preference Amount”), and a cumulative annual cash dividend equal to 8% of the Liquidation Preference Amount. Accrued dividends are generally payable only in the event of the dissolution, liquidation or winding up of Astrata Group, or upon conversion of the Preferred Stock.

Each share of Preferred Stock is convertible into a number of shares of the Company’s common stock equal to the quotient that results from dividing $1.00 by the “Conversion Price.” As defined in the October 12, 2006 Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of Astrata Group Incorporated (the “Certificate of Designation”), the Conversion Price is a maximum of $0.50 per share except for adjustments relating to stock splits and stock combinations. The Conversion Price is subject to anti-dilution adjustments for reorganizations, mergers, consolidations, certain dividends and other corporate events set forth in the Certificate of Designation. Issuances of the Company’s common stock for reasons other than those described in the preceding sentence at a per-share price less than the then-current Conversion Price will generally trigger a downward adjustment of the Conversion Price, with a minimum adjusted price of $0.40 per share. However, granting stock options or other equity instruments under the Company’s employee/director stock option plan and the exercise of any such equity instruments will not result in adjustment of the Conversion Price.

Under the terms of the Agreement, the Company issued warrants to the holders of the Preferred Stock; some of these warrants are contingently exercisable only under certain conditions. Each warrant entitles the holder to purchase Company common stock based on a percentage of the shares of common stock issuable upon conversion of the Preferred Stock (the “Conversion Shares”). The Series A and B warrants each entitle the holder to purchase 75% of the Conversion Shares at an exercise price of $1.00 and $1.50 per share, respectively; such warrants vested and became exercisable upon issuance. The Series J warrant permits the holder to acquire 100% of the Conversion Shares at an exercise price of $0.50 per share, provided that the stockholder has purchased Preferred Stock in a minimum amount of $2 million. Although the J warrant did not become exercisable until January 11, 2007, it vested and was non-forfeitable upon issuance; thus, it was considered issued on the transaction date and has been accounted for during the quarter ended November 30, 2006. If the Series J warrant is exercised, the Series C and D warrants become exercisable. The latter would each permit the holder to purchase (at an exercise price of $1.00 and $1.50 per share, respectively) a number of shares equal to that obtained by exercising the J warrant; as of the date that this Form 10-QSB was filed with the SEC, the J warrant had not been exercised. Management is not presently able to determine whether the J warrant will be exercised or, if so (since a partial exercise is permitted by the warrant agreement), the number of shares that might be issued upon exercise of the J warrant. As a result, the number of shares which may be issued if and when the Series C and D warrants become exercisable is not considered reasonably estimable at this time. Therefore, management concluded that the Series C and D warrants had not reached a measurement date as of November 30, 2006; accordingly, such warrants have not been recognized for accounting purposes during the quarter then ended. These warrants expire as follows: the Series J Warrants in October 2007, and the other warrants in October 2011.

The Company has granted registration rights (the “Registration Rights Agreement”) for the common stock underlying both the aforementioned warrants and the Preferred Stock; such common stock is sometimes hereinafter collectively referred to as the “Registrable Securities.” Under the terms of the Registration Rights Agreement, the Company is required to file a registration statement with the SEC providing for the resale of all Registrable Securities on a continuous basis pursuant to Rule 415 of the Securities Act. Until such registration statement is declared effective by the SEC, the Registrable Securities, the Preferred Stock, and the related warrants are restricted under Rule 144 of the Securities Act. The Registration Rights Agreement also provides that the Company will incur liquidated damages in the form of a cash penalty if (a) the aforementioned registration statement is not filed by November 12, 2006 or (assuming that such registration statement receives a “full review” by the SEC) is not declared effective by the SEC by approximately February 12, 2007, or (b) the effectiveness of such registration statement is not continuously maintained until the earlier of when all the Registrable Securities have been sold or all the Rule 144 restrictions relating to such securities have lapsed. The penalty would also be triggered if the Company’s common stock was delisted or no longer quoted by the OTCBB. The penalty is 2% per month (or any portion thereof) of the holder’s initial investment in the Preferred Stock, with a maximum penalty of 10% of the base amount.

Since the required registration statement has not yet been filed, the Company has begun incurring the penalty associated with the filing-date deadline. In the opinion of management, the estimated effective date of the registration statement is such that the Company will most likely incur the maximum penalty under the Registration Rights Agreement. As a result, the Company recorded a liability of approximately $425,000 at November 30, 2006, and has reported the related expense in the condensed consolidated statements of operations for the quarter and nine-month period then ended included elsewhere herein.

As more fully explained in Note 12 to the condensed consolidated financial statements included elsewhere herein and as required by the Certificate of Designation, the Company has amended its Articles of Incorporation to increase the authorized number of shares of its common stock in order to be able to affect the conversion/exercise of all the outstanding Preferred Stock and related warrants.

On October 13, 2006, under the terms of the Agreement the Investor purchased 2.5 million shares of the Company’s Preferred Stock and received certain warrants for total consideration of $2.5 million; the net proceeds approximated $1.6 million. The Company incurred a finder’s fee of $250,000 related to this transaction; in addition, $550,000 of the gross proceeds was used to partially repay the obligations described in the “Debt Financing Transaction” section of Note 5. As part of the same transaction, certain creditors (who are also common stockholders of the Company) exchanged $1.5 million of Company notes payable (which were due on demand) for Series A and B warrants and 1.5 million shares of Preferred Stock. One such creditor was the Company’s chief executive officer/chief financial officer, who held a promissory note payable by the Company in the amount of $250,000. Absent an election to the contrary, the Agreement limits the beneficial ownership resulting from conversion of the Preferred Stock and/or exercise of any related warrants to a maximum of 9.9% of the Company’s then outstanding shares of common stock. Based on the number of common shares outstanding at November 30, 2006 (including the common stock presently owned by the former creditors referenced above) and assuming that none of the Preferred Stock owners elect to opt out of the aforementioned ownership limitation, conversion of the outstanding Preferred Stock and exercise of the applicable warrants described in this Note would result in such stockholders owning approximately 50% of the Company’s then outstanding shares of common stock.

Common Stock

During the quarter ended November 30, 2006, the Company issued 273,589 shares of its registered common stock to satisfy liabilities for services provided by suppliers and employees. Such shares were valued at approximately $320,000 (estimated to be the fair value based on the trading price on the issuance date).

During the quarter ended November 30, 2006, the Company also issued 111,197 shares of its restricted common stock in exchange for services provided by an employee. Such shares were valued at approximately $109,000 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

During the quarter ended November 30, 2006, the Company also issued 83,325 shares of registered common stock (valued at approximately $108,000 based on the trading price on the issuance date) for the exercise of employee stock options.

During the quarter ended November 30, 2006, the Company issued 21,192 shares of its registered common stock on exchange for services provided by consultants. Such shares were valued at approximately $24,000 (estimated to be the fair value based on the trading price on the issuance date).

During the quarter ended November 30, 2006, the Company also issued 20,000 shares of its common stock in exchange for services provided by consultants. Such shares were valued at approximately $14,000 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

Through mid-October 2006, the Company incurred certain penalties in connection with the debt financing transaction as a result of failing to meet the effectiveness-date deadline for the registration statement required by the related agreement with the October 2005 Creditors. As part of the Restructuring, the Company issued 500,000 shares of its restricted common stock to such creditors in exchange for their waiver of all Company defaults related to the debt financing transaction, including forgiveness of its liability for the registration rights penalties.

Item 3: Defaults upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6: Exhibits

Exhibit 31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRATA GROUP INCORPORATED

By:	/s/ MARTIN EULER
	Martin Euler Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Secretary	Date: January 19, 2007

EXHIBIT INDEX

Exhibit 31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.