Form 10KSB
period 2007-02-28
ASTRATA GROUP INC
filed 2007-05-30
CIK 1071157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 000-32475

ASTRATA GROUP INCORPORATED
(Name of small business issuer in its charter)

NEVADA	84-1408762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

950 SOUTH COAST DRIVE, SUITE 265, COSTA MESA, CALIFORNIA	92626
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (714) 641-1512

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

State issuer's revenues for its most recent fiscal year:	$3,472,020

State the aggregate market value of the voting and non-voting comon equity held by non-affiliates computed by reference to the price at which the common equity was sold or the average bid and asked price of suchcommon equity, as of May 21, 2007:	$19,177,142

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 21, 2007:	20,854,965

Transitional Small Business Disclosure Format (Check One): Yes ☐ No: ☒

i

PART I

Item 1: Description of Business

Overview

Astrata Group Inc. is a U.S. publicly listed company, headquartered in Houston, TX. Astrata is focused on advanced location-based IT services and solutions (telematics) that combine the Global Positioning System (“GPS”) positioning, wireless communications (satellite or terrestrial) and geographical information technology, which together enable businesses and institutions to monitor, trace, or control the movement and status of machinery, vehicles, personnel or other assets. The Company's intelligent vehicle tracking system currently in use in Singapore enables the Singapore Civil Defense Force to track trucks carrying hazardous materials and to halt the trucks in case they veer off course. Astrata has designed, developed, manufactured and currently supports seven generations of telematics systems with units deployed worldwide. Astrata has offices throughout the world including the United States, Europe and Asia.

Our Organizational Structure

The following table summarizes our current organizational structure:

Astrata Europe Ltd, Astrata Asia Pacific Pte Ltd, Astrata (Singapore) Pte Ltd, Astrata Malaysia Sdn Bhd, Astrata (B) Sdn Bhd and Astrata New Zealand Ltd are the companies which are primarily responsible for the sales and marketing of our Telematics products.

Nature of Operations

We operate in the Telematics sector of the GPS industry. Our expertise is focused on advanced location-based IT products and services that combine positioning, wireless communications, and information technologies. We provide advanced positioning products, as well as monitoring and airtime services to commercial and governmental entities in a number of markets including homeland security, public safety, transportation, surveying, utility, construction, mining, and agriculture.

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

Recent Trends

Astrata’s Telematics operations were strengthened during fiscal 2006 by the addition of certain key distribution partners in Western Europe (North Security, Motive Geeks) and an increased presence in South East Asia based primarily on the successful delivery of the previously announced Hazmat (Hazardous Materials) Tracking Project to the Singapore Civil Defence Force.

In connection with our structural realignment during the quarter ended May 31, 2006, Astrata entered into a number of agreements to dispose of its South African operations. The Company has sold substantially all of the Geomatics business in South Africa formerly operated by Astrata South Africa (Pty) Limited (“Astrata SA”), which was then a wholly-owned subsidiary of the Company. The effective date for these transactions was June 1, 2006. South Africa-based operations that were not sold by this date were closed effective May 31, 2006 and on June 27, 2006 Astrata Systems (Pty) Ltd (“Astrata Systems”) was placed in voluntary liquidation. Subsequent to May 31, 2006, the Company also sold the Telematics operations of Astrata SA and the subcontract manufacturing operations of Astrata Systems.

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

In the first quarter of fiscal 2007, management reached a decision to divest the Geomatics business as part of a broader strategy to focus on the more developed Telematics markets in Europe, South East Asia and North America.

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

We believe that our principal competitors for Telematics lines are @ Road Inc (acquired by Trimble in February 2006), Xata Corporation, Trimble, Minor Planet Systems plc, Navman NZ Limited, Digicore Holdings Ltd, Seimens VDO Automotive (the automotive component arm of Siemens AG), CET and SES Systems Pte Ltd (subsidiaries of Singapore Technologies Electronics Limited), and Cybit Positioning Solutions. We believe that our principal competitors for our Geomatics Technology product lines are Lecia, Topcon, Sokkia and Riegal.

Employees

We currently have 46 employees in addition to eight consultants. Our employees are not represented by labor unions or collective bargaining agreements. We believe that our labor relations are good.

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

Available Information

We file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other corporate information regarding our Company and other

1A: Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully review and consider the risk factors listed below, as well as the other information contained in this Annual Report, including our financial statements and related notes, before deciding to invest in shares of our common stock or to maintain or increase your investment in shares of our common stock. You should also review our quarterly reports on Form 10-QSB and previous and subsequent current reports on Form 8-K. The risks and uncertainties described below are not the only ones we may face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, and/or operating results. If any of the following risks, or any other risks not described below actually occur; it is likely that our business, financial condition, and operating results could be seriously harmed. As a result, the trading price of our common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business and Our Marketplace

We may not be able to secure the additional funding necessary to meet our liquidity and future funding requirements

The consolidated financial statements included elsewhere herein have been prepared assuming we will continue in our present form, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. For the year ended February 28, 2007, we had a net loss of approximately $14.7 million and negative cash flow from operating activities of approximately $2 million. In addition, we had a working capital deficit of approximately $9.5 million and an accumulated deficit of approximately $37.0 million as of February 28, 2007.

In order for us to fund our operations and continue our business plan, substantial additional funding will be required from external sources. Management currently intends to fund operations through a combination of equity, lines of credit, and debt facilities. There can be no assurance that we will be able to secure financing on acceptable terms. In February 2006 management further revised our business plan to focus on the more developed markets in Europe, South East Asia and North America. While such focus will yield immediate improvements in short-term profitability and cash flow, this may be achieved at the cost of a reduction in our future growth rate and profitability, if any.

Our Current Financial Condition has Raised Substantial Doubt Regarding the Company’s Ability to Continue as a Going Concern

The independent auditor’s report on our fiscal 2007 consolidated financial statements included elsewhere herein contains an explanation that our financial statements have been prepared assuming that we will continue as a going concern. Factors such as those described in the preceding risk factor raise substantial doubt about our ability to continue as a going concern. Management has reduced operating costs significantly through a series of actions, and is presently negotiating certain financing alternatives. Notwithstanding management’s undertakings to continue to reduce costs and raise debt and/or equity funds in future transactions, we cannot assure you that management’s efforts will lead us to profitability; nor can we provide any assurance that we can continue raising funds on acceptable terms. The consolidated financial statements included elsewhere herein do not include any adjustments that might result from the outcome of these uncertainties. The ability of the Company to continue operating as a going concern will depend on our ability to raise working capital, further streamline our operations, and increase revenues. Failure in any of these efforts may materially and adversely affect our ability to continue as a going concern.

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

Acquisitions of companies, divisions of companies, or products entail numerous risks and uncertainties, which in our past experience include, and which we anticipate will include:

•	the difficulty of assimilating geographically dispersed operations and personnel of the acquired companies;

•	potential inability to successfully integrate acquired operations and/or products or to realize cost savings or other anticipated benefits from integration;

•	loss of key employees of acquired operations;

•	the potential disruption of our ongoing business;

•	unanticipated expenses related to such integration;

•	the impairment of relationships with employees and customers of either an acquired company and/or our own business;

•	the potential unknown liabilities associated with acquired business;

•	inability to recover strategic investments in development stage entities;

•	amortization and/or impairment of substantial amounts of intangible assets;

•	the diversion of management’s attention from ongoing development of our business and/or other business concerns; and

•	the use of substantial amounts of our available cash or financial resources to consummate the acquisition;

•	unanticipated expenses related to discontinuance of operations.

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

We are subject to significant risks associated with international business

We have been subject to specific risks associated with doing business internationally and we anticipate that our future results will or could be affected by a variety of international factors, which principally include:

•	changes in a specific country’s or region’s political risk and/or economic conditions (generally described as “geo-political risks”), particularly in emerging markets;

•	changes in government, governmental policy and/or legislative action

•	war and/or significant acts of terrorism in the foreign countries in which the Company, our major customers and suppliers, and/or the end users of our products and services operate;

•	trade protection measures and import or export licensing requirements;

•	changes in foreign currency exchange rates;

•	potentially negative consequences from changes in tax laws;

•	difficulty in managing widespread sales and manufacturing operations;

•	less effective protection of intellectual property;

•	longer sales cycles in international markets;

•	tariffs, export controls and other trade barriers;

•	difficulties in collecting accounts receivable in foreign countries;

•	the burdens of complying with a wide variety of foreign laws; and

•	the need to develop internationalized versions of our products and foreign language marketing and sales materials.

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

Our products are dependent on the continual availability of the Global Positioning System

GPS products depend upon satellites maintained by the United States Department of Defense. If a significant number of these satellites become inoperable, unavailable, not replaced, if the policies of the United States government for the free use of the GPS are changed, or if there is interference with GPS signals, our business will suffer.

The GPS is a satellite-based navigation and positioning system consisting of a constellation of orbiting satellites. The satellites and their ground control and monitoring stations are maintained and operated by the United States Department of Defence. The Department of Defence does not currently charge users for access to the satellite signals. These satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, some of the current satellites have been operating for more than thirteen years.

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

Any reallocation of radio frequency spectrum could cause interference with the reception of GPS signals and this interference could harm our business. GPS technology is dependent on the use of the Standard Positioning Service or “SPS” provided by the U.S. Government’s GPS satellites. The GPS operates in radio frequency bands that are globally allocated for radio navigation satellite services. The assignment of spectrum is controlled by an international organization known as the International Telecommunications Union or “ITU”.

The Federal Communications Commission or the “FCC” is responsible for the assignment of spectrum for non-government use in the United States in accordance with ITU regulations. Any ITU or FCC reallocation of radio frequency spectrum, including frequency band segmentation or sharing of spectrum, could cause interference with the reception of GPS signals and may materially and adversely affect the utility and reliability of our products, which would, in turn, have a material adverse effect on our operating results. In addition, emissions from mobile satellite service and other equipment operating in adjacent frequency bands or in-band may materially and adversely affect the utility and reliability of our products, which could result in a material adverse effect on our operating results.

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
Our success depends on our ability to protect the proprietary and confidential aspects of our technology

Our success will be dependent to a significant extent on our ability to protect the proprietary and confidential aspects of our products’ technology and its method of utilization. We have no patents or patent applications pending for our products. We have used non-disclosure agreements and other contractual provisions and technical measures to establish and protect our proprietary rights in our products. It is our belief that the pace of product development is so fast that long-term patent protection would be of little benefit to us. Furthermore, there is no guarantee that a patent, if granted, will protect our products against infringement, or that we will have the financial resources to prosecute an infringement claim.

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

If we are subject to third-party infringement claims, we could be required to pay a substantial damage award

In recent years, there has been significant litigation in the United States involving patents, trademarks, copyrights and other intellectual property rights, particularly in the software industry. We could become subject to intellectual property infringement claims as the number of our competitors grows and our products and services increasingly overlap with competitive offerings. In addition, as part of our product licenses, we agree to indemnify our customers against claims that our products infringe upon the intellectual property rights of others. These claims, even if not meritorious, could be expensive and divert management’s attention from operating our business. We could incur substantial costs in defending ourselves and our customers against infringement claims. If we become liable to third parties for infringement of their intellectual property rights, we could be required to pay a substantial damage award and to develop non-infringing technology, obtain one or more licenses for us and our customers from third parties or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license at a reasonable cost, or at all.

We are dependent upon a limited number of on key personnel

Because of the technical nature of our solutions and the markets in which we compete, our success depends on the continued services of our current executive officers and our ability to attract and retain qualified personnel with expertise in wireless communications and GPS. The loss of any of them or our inability to attract additional, experienced management personnel could have a substantial adverse affect on us. We have not obtained “key man” insurance policies on any of our management personnel and do not expect to obtain it on any of our future management personnel, as employed. Our ability to implement our strategies depends upon our ability to attract highly talented managerial personnel. There can be no assurance that we will attract and retain such employees in the future. The inability to hire and/or loss of key management or technical personnel could materially and adversely affect our business, results of operations and financial condition.

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

We cannot consistently and accurately predict sales orders and shipments, which can contribute to high operating capital needs

We have not been able in the past to consistently predict when our customers will place orders and request shipments so that we cannot always accurately plan our manufacturing requirements. As a result, if orders and/or shipments differ from what we predict, we may incur additional expenses and build excess inventory, which may require additional reserves and allowances. Any significant change in our customers’ purchasing patterns could have a material adverse effect on our operating results for a particular quarter.

Our operating results have fluctuated and can be expected to continue to fluctuate in the future on a quarterly and annual basis as a result of a number of factors, many of which are beyond our control. In our experience, our operating results in any period are most significantly affected by:

•	changes in market demand;

•	competitive market conditions;

•	market acceptance of existing and/or new products;

•	fluctuations in foreign currency exchange rates;

•	the cost and availability of components;

•	our ability to manufacture and ship products;

•	the mix of our customer base and sales channels;

•	the mix of products sold;

•	our ability to expand our sales and marketing organization effectively;

•	our ability to attract and retain key technical and managerial employees;

•	the timing of shipments of products under contracts; and

•	general global economic conditions.

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

Throughout fiscal 2007, the U.S. Dollar continued to weaken against several major currencies in which we do business, adversely impacting our financial results. The weaker U.S. Dollar negatively impacts our operating income due to significant manufacturing, distribution, research and development, and selling expenses incurred outside of the United States, while the weaker U.S. Dollar positively impacts our revenues generated in foreign currencies.

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

We operate in a single market segment

During the quarter ended May 31, 2006, the Company elected to exit the Geomatics segment which was limited by distribution agreements to distribution in Sub-Saharan Africa. The Company now focuses exclusively on the Telematics segment which affords global opportunities. As noted elsewhere, this segment is dependent on access to GPS signals and cellular wireless providers.

Risks Related to Owning Our Securities

Since first trading on December 16, 2004, our common stock has traded only in limited volumes and is expected to experience significant price and volume volatility in the future which substantially increases the risk of loss to persons owning our common stock

There was no public market for our common stock prior to December 16, 2004. At best, only a limited market has developed and is expected to continue in the foreseeable future for our common stock. Because of the limited trading market for our common stock, and the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and/or because the price for our common stock may suffer greater declines because of its price volatility.

We cannot predict the extent to which investor interest in our stock will create or sustain an active and orderly trading market. If such a market were to develop, the market price of our common stock may continue to be highly volatile. The sale of a large block of shares could depress the price of our common stock to a greater degree than a company that typically has a higher volume of trading in its securities. In our experience, the following factors may have the most significant impact with upon the market price of our common stock and to the value of your investment:

•	Disappointing results from our development efforts;

•	Failure to meet our revenue or profit goals or operating budget;

•	Decline in demand for our common stock;

•	Downward revisions in securities analysts’ estimates or changes in general market conditions;

•	Technological innovations by competitors or in competing technologies;

•	Investor perception of our industry or our prospects;

•	General economic trends;

•	Variation in our quarterly operating results, including our inability to increase revenues;

•	Announcement of new customer relationships by our competitors;

•	Departures of our executive officers;

•	General conditions in the worldwide economy, including fluctuations in interest rates;

•	Developments in patents or other intellectual property rights and litigation;

•	Developments in our relationships with our customers and suppliers;

•	Any significant acts of terrorism against the United States; and

•	Our currently limited public float.

Our common stock has traded as low as $0.65 and as high as $7.60 per share during the December 2004 through February 2007 period. In addition to volatility associated with Bulletin Board securities in general, the markets for high technology stocks have experienced extreme volatility that has often been unrelated to the operating performance of the particular companies. These broad market fluctuations may adversely affect the trading price of our common shares.

The issuance of shares of common stock could result in a change of control.

Our amended Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001. Our board of directors has the authority to issue additional shares up to the authorized capital stated in the articles of incorporation. In early February 2006, we were negotiating a potential debt/equity financing transaction pursuant to which we would issue a maximum of $2.0 million of shares of junior convertible notes payable subject to a fixed conversion price per share and detachable warrants to purchase 28% of our fully-diluted outstanding common stock (as to be defined) at an exercise price of $2.00 per share. Management estimated that these warrants would be exercisable into approximately 5.7 million shares of our common stock. Management has abandoned this potential transaction. However, should we enter into a transaction on similar terms, the issuance of any such shares will result in a reduction of the proportionate ownership and voting power of all other stockholders and may result in a change of control of our corporation. As more fully explained in the “10/13/07 Equity Financing Transaction” section of Note 8 to the Company’s February 28, 2007 consolidated financial statements included elsewhere herein, the Company (a) may issue a minimum of approximately 42,680,000 shares of its common stock if all of the warrants and convertible preferred stock described in Note 8 are issued and exercised/converted (including at least 13,750,000 shares to an outside investor, assuming none of the J,C or D warrants are exercised) and (b) has amended its articles of Incorporation to increase the number of shares of authorized common stock to 100 million. If the maximum number of shares of common stock are issued and none of the preferred stock or warrants issued after November 2006 are owned by the former creditors referenced in Note 8, based on the number of common shares outstanding on February 28, 2007 there will be a change of control.

We are obligated to register for re-sale a material number of our shares of common stock, which is expensive and which re-sales could negatively affect the price of our common stock

Pursuant to certain previously granted registration rights, the Company expects to file a registration statement with the SEC shortly after the filing date of this Annual Report. The registration statement will register for resale approximately 13,231,000 shares are of our common stock and approximately 35,400,000 shares underlying outstanding warrants that we have granted and convertible debt that we have incurred. Subject to maintaining the effectiveness of such registration statement, all such shares (if issued) may be sold in the public market at any time. Compliance with these registration rights will involve substantial time and expense to the Company. Any substantial sales in the public market of shares pursuant to the registration statement could negatively impact the market price of the common stock.

A significant number of shares of our common stock became eligible for sale in the public markets in August 2005, which could negatively affect the market price of our common stock

In addition to the shares of our common stock that we are obligated to register for resale by the holders into the public markets, commencing in August 2005 an additional 6,873,000 shares of our common stock, which constitute “restricted securities,” may be sold into the public markets in compliance with an exemption from the registration requirements of the Securities Act provided by Rule 144. Rule 144 generally provides that beneficial owners of shares who have held such shares for one year may, within a three-month period, sell a number of shares not exceeding one percent of our total outstanding shares. Any substantial sales in the public market of restricted securities could negatively impact the market price of the common stock.

Our periodic financial results are subject to fluctuation, which could negatively affect the price of our common stock

Our operating results have in the past and could in the future vary significantly from quarter to quarter. Our periodic operating results are likely to be particularly affected by the number of customers entering into service agreements for our products during any reporting period and the size of each transaction. Based on our prior experience, we anticipate the following factors will have most significant impact on our periodic operating results:

•	our ability to attract and retain new customers and sell additional products and services to current customers;

•	the renewal or non-renewal of service and maintenance contracts with our customers;

•	the announcement or introduction of new products or services by us or our competitors;

•	changes in the pricing of our products and services or those of our competitors;

•	variability in the mix of our product and services revenue in any quarter; and

•	the amount and timing of operating expenses and capital expenditures relating to the business.

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

We are not required to meet or maintain any listing standards for our common stock to be quoted on the OTC Bulletin Board, which could affect our stockholders' ability to access trading information about our common stock

The OTC Bulletin Board is separate and distinct from the NASDAQ Stock Market. Although the OTC Bulletin Board is a regulated quotation service operated by the National Association of Securities Dealers, Inc. (“NASD”) that displays real-time quotes, last sale prices, and volume information in over-the-counter equity securities like our common stock, we are not required to meet or maintain any qualitative or quantitative listing standards for our common stock to be quoted on the OTC Bulletin Board. Our common stock does not presently meet the minimum listing standards for listing on the NASDAQ Stock Market or any national securities exchange which could affect our stockholders’ ability to access trading information about our common stock.

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

Our common stock may be subject to penny stock rules, which make it more difficult for our stockholders to sell their common stock

Our common stock is subject to certain rules and regulations relating to “penny stocks” (generally defined as any equity security that is not quoted on the NASDAQ Stock Market and that has a price less than $5.00 per share, subject to certain exemptions). Broker-dealers who sell penny stocks are subject to certain “sales practice requirements” for sales in certain non-exempt transactions (i.e., sales to persons other than established customers and institutional “accredited investors”), which include, among certain other restrictions, the delivery of a standardized risk disclosure document relating to the penny stock market, a uniform two day waiting period following delivery of such disclosure document and receipt of a signed and dated acknowledgement of receipt of such disclosure document before such transaction may be effected, and monthly statements disclosing recent bid and offer quotations for the penny stock held in the account. If the broker-dealer is the sole market maker, the broker-dealer must disclose this, as well as the broker-dealers presumed control over the market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. For as long as our securities are subject to the rules on penny stocks, the liquidity of our common stock could be significantly limited. This lack of liquidity may also make it more difficult for us to raise capital in the future.

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

The following risk factors has been updated to reflect (1) the change in beneficial ownership of our common stock resulting from the transactions described in the “10/13/06 Financing Transaction” and the “Restructuring of the October 2005 Debt Financing Transaction” sections of Note 8 to the Company’s February 28, 2007 consolidated financial statements included elsewhere herein and (2) common stock transactions since the fifth amendment of the Company’s Form SB-2 registration statement (now withdrawn) was filed with the SEC on February 17, 2006.

Because a limited number of stockholders together beneficially own approximately 72% of our voting stock, the voting power of other stockholders may be limited

Our directors, officers and greater than 5% stockholders own, as of February 28, 2007, approximately 49% of our outstanding common stock and beneficially own approximately 30% assuming (a) except as described below issuance of all currently unissued shares underlying convertible preferred stock, options and warrants held by directors, officers and more than 5% stockholders and (b) that the investor which purchased preferred stock in October and November 2006 does not elect to opt out of the 9.9% beneficial ownership limitation. Accordingly, these shareholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that might be beneficial to our other stockholders, could delay or prevent an acquisition, and/or could cause the market price of our stock to decline. Some of these persons may have interests different than yours. For example, they could be more interested than our other stockholders in selling us to an acquirer or in pursuing alternative strategies.

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

The following risk factor has been removed as we have discontinued our operations in South Africa.

As some of our sales and purchase transactions are denominated in currencies other than the South African Rand, Astrata SA is exposed to foreign currency risk.

Because of the matters described in the “Restructuring of the October 2005 Debt Financing Transaction” section of Note 8 to the Company’s February 28, 2007 consolidated financial statements included elsewhere herein, the following risk factor has been removed. As more fully explained in Note 8 to the aforementioned financial statements, the notes payable described below have been replaced with debt instruments that are not convertible.

Conversion of convertible notes issued to certain investors could negatively impact our share price.

On October 7, 2005 we agreed to issue convertible noted in the aggregate principle amount of $2,170,000. The number of shares issuable upon conversion of the convertible notes was based on a price of not less than $0.78 per share. Based on that exercise price upon conversion, holders of the convertible notes would have been entitled to receive 2,782,050 shares of our common stock. Conversion of the convertible notes may have a dilutive impact on our stockholders as a result, our income (loss) per common share could decrease (increase) in the future and the market price of our common stock could decline.

Item 2: Description of Property

We are currently leasing our executive offices, sales offices and manufacturing facilities. Our executive office is located at 950 South Coast Drive, Suite 265, Costa Mesa, California, 92626.

We are currently leasing facilities at the following locations:

•	Brunei: Kuala Belait, approximately 3,000 square feet

•	Malaysia: Kuala Lumpur, approximately 1,500 square feet

•	Singapore: 135 Joo Seng Road, Singapore, approximately 6,800 square feet

The facility in London, England was released on May 12, 2006 and the Centurion, South African facilities were divested with the Geomatics business in South Africa on June 1, 2006. The Stellenbosch facilities’ were released in the second quarter of 2006 / 2007.

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

Item 4: Submission of Matters to a Vote of Security Holders

Notification to Stockholders

An Information Statement has been furnished to the holders of shares of the common stock of Astrata Group Incorporated (the "Company"), a Nevada corporation. The purpose of this Information Statement was to notify the Company’s stockholders of actions already approved by written consent of a majority of the voting stockholders and directors. Pursuant to Rule 14c-2 of the Securities Exchange Act of 1934, the following actions were effective until twenty (20) days after the date the Information Statement was mailed to the stockholders:

1.
To authorize the Company's Board of Directors to amend our Articles of Incorporation to increase the maximum number of shares of stock that the Company shall be authorized to have outstanding at any time to one hundred million (100,000,000) shares of common stock at par value of $.0001 with no preemptive rights. These additional shares will have the same rights, privileges, preferences and restrictions as the Company’s shares of common stock which are currently authorized.

The Information Statement was mailed on or about February 5, 2007 to stockholders of record as of the close of business on January 11, 2007.

General Information

An Information Statement was filed with the Securities and Exchange Commission and was furnished, pursuant to Section 14C of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to the holders (the "Stockholders") of the common stock, par value $.0001 per share (the "Common Stock"), of Astrata Group Incorporated, a Nevada Corporation (the "Company"), to notify such Stockholders of the following:

(1)
On or about January 11, 2007, the Company received written consents in lieu of a meeting of Stockholders from holders of 9,034,247 shares representing approximately 52% of the 17,323,010 shares of the total issued and outstanding shares of voting stock of the Company (the "Majority Stockholders") approving an amendment to the Articles of Incorporation of the Company (the "Amendment"), to increase the maximum number of shares of stock that the Company shall be authorized to have outstanding at any time to one hundred million (100,000,000) shares of common stock at par value of $.0001 with no preemptive rights. These additional shares will have the same rights, privileges, preferences and restrictions as the Company’s shares of common stock which are currently authorized.

On January 11, 2007, pursuant to Nevada Revised Statutes (“NRS”) 78.315, the Board of Directors of the Company approved the above-mentioned actions, subject to Stockholder approval. According to NRS 78.390, a majority of the outstanding shares of voting capital stock entitled to vote on the matter is required in order to amend the Company’s Articles of Incorporation. The Majority Stockholders approved the action by written consent in lieu of a meeting on January 11, 2007, in accordance with the NRS.

PART II

Item 5: Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock has been quoted on the OTC Bulletin Board since December 2004, and is currently quoted under the symbol “ATTG”. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by Yahoo!® Finance. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Closing Price
	High	Low
For the fiscal year ended February 28, 2007:
First Quarter	$2.25	$1.25
Second Quarter	1.80	0.81
Third Quarter	1.30	0.65
Fourth Quarter	1.32	0.72

For the fiscal year ended February 28, 2006:
First Quarter	7.50	3.50
Second Quarter	4.30	1.25
Third Quarter	1.50	0.85
Fourth Quarter	2.50	0.85

For the fiscal year ended February 28, 2005:
Fourth Quarter	7.60	5.15

On May 21, 2007 the last sales price of our common stock was $1.10.

Penny Stock Rules

The Securities and Exchange Commission ~~(~~or the “SEC”~~)~~ has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or traded on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction (by a person other than an established customer or an “accredited investor”) in a penny stock, among certain other restrictions, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation. In addition, the penny stock rules require a uniform two day waiting period following delivery of the standardized risk disclosure document and receipt of a signed and dated acknowledgement of receipt of such disclosure document before the penny stock transaction may be completed.

The broker-dealer also must provide, prior to effecting any transaction (by a person other than an established customer or an “accredited investor”) in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

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

Holders of Our Common Stock

As of May 21, 2007, there were approximately 470 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933, as amended (the “Securities Act”), during the year ended February 28, 2007, that were not previously disclosed in one of our periodic reports during the year.

Preferred Stock

The Company has issued 5,370,000 shares of its Series A convertible preferred stock (with a par value of $0.0001 per share) and certain warrants to purchase its common stock for a total purchase price of $5,370,000. Such preferred stock is convertible into shares of the Company’s common stock based on a formula (see the next paragraph) set forth in the Series A Convertible Preferred Stock Purchase Agreement Dated October 13, 2006 (the “Agreement”). The Preferred Stock has a liquidation preference of $1.00 per share (the “Liquidation Preference Amount”), and a cumulative annual cash dividend equal to 8% of the Liquidation Preference Amount.

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

The Warrants

Under the terms of the Agreement, the Company issued warrants to the holders of the Preferred Stock; some of these warrants are contingently exercisable only under certain conditions. Each warrant entitles the holder to purchase Company common stock based on a percentage of the shares of common stock issuable upon conversion of the Preferred Stock (the “Conversion Shares”). The Series A and B warrants each entitle the holder to purchase 75% of the Conversion Shares at an exercise price of $1.00 and $1.50 per share, respectively; such warrants vested and became exercisable upon issuance. The Series J warrants permits the holder to acquire 100% of the Conversion Shares at an exercise price of $0.50 per share, provided that the stockholder has purchased Preferred Stock in a minimum amount of $2 million. Although the J warrants did not become exercisable until January 11, 2007, they vested and were non-forfeitable upon issuance; thus, they were considered issued on the transaction date and have been accounted for during the quarter ended November 30, 2006. If the Series J warrants are exercised, the Series C and D warrants become exercisable. The latter would each permit the holder to purchase (at an exercise price of $1.00 and $1.50 per share, respectively) a number of shares equal to that obtained by exercising the J warrant; as of February 28, 2007, none of the J warrants had been exercised. Management is not presently able to determine whether the J warrants will be exercised or, if so (since a partial exercise is permitted by the warrant agreement), the number of shares that might be issued upon exercise of the J warrants. As a result, the number of shares which may be issued if and when the Series C and D warrants become exercisable is not considered reasonably estimable at this time. Therefore, management concluded that the Series C and D warrants had not reached a measurement date at February 28, 2007; accordingly, such warrants have not been recognized for accounting purposes as of that date. These warrants expire as follows: the Series J warrants in October 2007 and the other warrants in October 2011.

In December 2006, an additional 50,000 units of Preferred Stock were sold to a single unrelated investor at a price of $1.00 per unit. Each unit consisted of one preferred share (which is initially convertible into two shares of common stock), one Series A warrant to purchase 1.5 shares of common stock at $1.00 per share, and one Series B warrant to purchase 1.5 shares of common stock at $1.50 per share. Such warrants are exercisable over a five-year period.

In January 2007, an Astrata director converted approximately $400,000 of Company notes payable into warrants (to purchase a total of 1.2 million shares of the Company’s restricted common stock) and 400,000 shares of Preferred Stock.

In January 2007, the executive chairman of the Company’s Board of Directors exchanged $500,000 of salary owed to him for warrants (to purchase a total of 1.5 million shares of the Company’s restricted common stock) and 500,000 shares of Preferred Stock.

In January 2007, a management-level employee of a wholly-owned Company subsidiary exchanged $170,000 of salary owed to him for warrants (to purchase a total of 510,000 shares of the Company’s restricted common stock) and 170,000 shares of Preferred Stock.

The creditors in the transactions described in the three immediately preceeding paragraphs effectively could have elected to receive cash instead of the equity instruments that were issued by the Company. Thus, management determined that the face amount of the liabilities was the most objective evidence of the estimated fair value of the nonmonetary assets issued to the parties in these transactions. As a result, the Company did not record any gain or loss on the aforementioned debt extinguishment transactions.

The Preferred Stock issued in December 2006 and January 2007 contains a Beneficial Conversion Feature (“BCF”). The intrinsic value of the BCFs on the transaction dates totaled approximately $578,000; this represents an imputed dividend to the holders of the Preferred Stock. Such dividend was charged to additional paid-in capital on the transaction dates.

The Preferred Stock issued in December and January 2007 has registration rights penalties (approximately $112,000) and have been recorded, and are reflected in the February 28, 2007 consolidated financial statements included elsewhere herein.

Conversions

In January 2007, the following investors elected to convert Preferred Stock into common stock:

	Shares of Preferred Stock Surrendered	Shares of Common Stock Issued
Pointe Capital Ltd	500,000	1,000,000
Wick Trust	450,000	900,000
Infomax Company Limited	300,000	600,000
Martin Euler	250,000	500,000
William Corn	400,000	800,000

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

During the quarter ended November 30, 2006, the Company issued 500,000 shares of its restricted common stock in exchange for registration rights penalties. Such shares were valued at approximately $429,250 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

During the quarter ended February 28, 2007, the Company issued 60,426 shares of its restricted common stock in exchange for services provided by consultants. Such shares were valued at approximately $47,850 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

During the quarter ended February 28, 2007, the Company issued 332,865 shares of its restricted common stock in exchange for the conversion of registration rights penalties with a value at approximately $407,000 (estimated to be the fair value based on the trading price on the issuance date). The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

During the quarter ended February 28, 2007, the Company issued 138,664 shares of its common stock in exchange for services provided by consultants. Such shares were valued at approximately $110,000 (estimated to be the fair value based on the trading price on the issuance date).

During the quarter ended February 28, 2007, the Company also issued 200,000 shares of its restricted common stock in exchange for services provided by an employee. Such shares were valued at approximately $196,000 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

During the quarter ended February 28, 2007, the Company issued 3,800,000 shares of its restricted common stock for the conversion of 1,900,000 shares of preferred stock. The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

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

On October 7, 2005, the Company's Board of Directors approved granting 600,000 stock options to certain employees. These stock options have an exercise price of $1.30 per share (the trading price on the grant date), expire five years from the issuance date, and vest monthly over a three-year period. Of the 600,000 options, 83,325 have been exercised and 116,675 were cancelled.

Item 6: Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended or the “Exchange Act”. Actual results may differ materially from those included in the forward-looking statements. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally in the United States of America and the other countries in which we operate, legislative/regulatory changes, the political climate in the foreign countries in which we operate, the availability of capital, interest rates, competition, and changes in generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on any such statements. Further information concerning us and our business; including additional factors that could materially affect our financial results, are included herein and in our other filings with the SEC.

Company Overview and Recent Trends

Company Overview

Strategic Direction

Astrata’s core objective is to be a major service provider and supplier in the Telematics market sector.

Throughout 2006 / 2007 this objective was further refined with major emphasis being placed on providing complex integrated solutions to the Homeland Security and Business to Business sectors. Demand in both these sectors is growing throughout North America, Europe and South East Asia as the benefits available from Telematics based solutions gains wider acceptance.

Structural Adjustments

During the year Astrata’s internal operating structures were refined throughout all regions to clearly distinguish its activities into “Telematics” or “Geomatics”.

Subsequently during the last quarter of 2006 / 2007 a number of core structural changes were agreed to further the Strategic Direction.

These included decisions to:

•	Withdraw from Geomatics and focus exclusively on Telematics

•	Restructure research and development operationally by increased outsourcing and geographically by transferring this function to the USA and South East Asia.

•	Outsource all manufacturing activities

•	Withdraw from the South African telematics market where the primary demand related to “stolen vehicle recovery” as opposed to the more demanding and complex integrated solutions.

In combination these decisions which have been implemented during 2006 / 2007 have allowed Astrata to make further significant headcount and overhead savings by eliminating the South African Selling, General and Administrative expenses which, in 2005 / 2006, amounted to US$ 5.4 million or 40% of total Selling, General and Administrative expenses. The associated headcount reductions have exceeded 120 members of staff, a reduction of over 60%.

In August 2006 a further adjustment was made when the Company elected to withdraw from direct involvement in Indonesia in favor of appointing local distributors.

Operational Considerations

Astrata’s primary focus during 2006 / 2007 was to focus on the Homeland Security and Business to Business sectors in South East Asia and Europe. A key element in this strategy was to leverage the success of the Hazmat Tracking Project that had been delivered to the Singapore Civil Defense Force (SCDF). This project is a prime example of our ability to deliver complex integrated solution tailored to meet specific client requirements.

In the Business to Business sector, major clients in South East Asia now include Shell Brunei, Nestle, Securicor, and Cisco with Hanson and South West Highways in Europe.

Major Orders

In June 2006 Astrata announced the award of an order valued at €13.45 Million (US$17.1 Million) from AST Europe Group AB for the delivery of 50,000 Telematics units. Delivery was delayed by AST for several months. Delivery of initial trial quantities in connection with AST’s command and control system’s acceptance trails commencing in 2007. We expect deliveries on the main order to commence following successful completion of the system trials.

On April 12, 2007 Astrata Group, announced that through its wholly owned subsidiary Astrata Singapore Pte Ltd, entered into a classified contract with a Singapore company. Under the contract, Astrata has received an order to manufacture, ship and service approximately $93.5 million of its Telematics products over a two-year period. The contract, which is denominated in U.S. dollars, includes options to extend the scope of work.

Results of Operations for the Year Ended February 28, 2007 Compared to February 28, 2006

Revenues

Net sales from continuing operations were approximately $3.5 million for the twelve months ended February 28, 2007; an increase of approximately $0.4 million compared to the twelve months ended February 28, 2006 of approximately $3.1 million. This increase was attributable to increased business in South East Asia.

Margins

Gross profit from continuing operations increased approximately $0.8 million to approximately $1.6 million for the twelve months ended February 28, 2007 compared to the twelve months ended February 28, 2006 of approximately $0.8 million. Total gross profit as a percentage of revenue increased from approximately 27% to 46%.

Operating Expenses

Selling general and administrative expenses from continuing operations for the year ended February 28, 2007 were approximately $6.7 million, a decrease of approximately $1.4 million compared to the year ended February 28, 2006 of approximately $8.1 million. For the year ended February 28, 2007, approximately $2.4 million relates to South East Asia; approximately $1.3 million relates to Europe; and approximately $3.0 million relates to the United States. In South East Asia (including Singapore, Malaysia, and Brunei) overheads increased by $0.5 million and in Europe they decreased by $1.7 million. The majority of these expenses are specifically related to staffing, facilities and travel. Administrative expenses primarily include marketing, salaries, facilities and travel expenses. Corporate overhead of approximately $3.0 million includes public company expenses of approximately $1.4 million, investor relations and investment banker service expenses of approximately $0.2 million and administrative expenses of approximately $1.4 million. Public company expenses include audit expenses, legal fees, and director’s fees.

A non-cash expense for stock based compensation amounting to US$ 1.2 million was recorded in the year ending February 28, 2007 as a result of the implementation of FASB 123-R. No comparative expense was recorded in the year ending 28 February 2006.

Research and Development

Research and development expenses increased by approximately $0.2 million to approximately $0.3 million for the year ended February 28, 2007, from approximately $0.1 million for the year ended February 28, 2006.

Operating Loss

Our operating loss from continuing operations for the year ended February 28, 2007 was approximately $6.6 million, a decrease of approximately $0.7 million from approximately $7.3 million for the year ended February 28, 2006. This decrease primarily reflects overhead reductions in Europe of $1.7 million and Corporate of $0.2 million offset by increases of $0.5 million in South East Asia, $0.2 million in Research & Development and $1.3 million of non cash charges for stock compensation. The principle factor in the reduced operating loss was the improvement in operating margins of $0.8 million.

Certain Non-Operating Items

See “Foreign Currency Exchange Rate Risk” below for discussion of unrealized loss on foreign exchange contracts.

Net Results of Operations
We are reporting a net loss of approximately $14.7 million or $1.10 per common share for the year ended February 28, 2007 compared to a net loss of approximately $14.9 million or $1.23 per common share for the year ended February 28, 2006. Our continuing operatons resulted in a net loss of approximately $15.3 million for the year ended February 28, 2007. After factoring in the deemed dividend to the preferred stockholders of approximately $2,515,000 (as more fully described in “The Conversion Feature of the Preferred Stock” section of Note 8 to the consolidated financial statements included elsewhere herein) and the accrued dividends payable on the preferred stock, our net loss from continuing operations applicable to common stockholders is approximately $17.9 million or $1.14 per common share. Our discontinued operations resulted in income of approximately $594,000 or $0.04 per common share for the year-ended February 28,2007 and a loss of approximately $5.7 million or $0.47 per common share for the year ended February 28, 2006.

Liquidity and Capital Resources

Total assets decreased by approximately $3.8 million from approximately $6.9 million as of February 28, 2006 to approximately $3.1 million as of February 28, 2007. The decrease is due to the decrease in cash of approximately $0.3 million; a decrease in accounts receivable of approximately $1.0 million; a decrease in inventory of approximately $1.8 million related largely to reduced manufacturing and assembly inventory in connection with our GLP products; decreased deferred finance charges of approximately $0.1 million; an increase in other assets of approximately $0.5 million and a $0.3 million increase in assets held for sale; a decrease in net property and equipment of approximately $0.4 million; and a decrease in intangible assets and goodwill of approximately $1.0 million related principally to impairment charges relating to our decision to withdraw from South Africa.

Total liabilities decreased by approximately $4.9 million from approximately $16.5 million as of February 28, 2006 to approximately $11.6 million as of February 28, 2007. The decrease is due to a decrease in trade and accrued payables of approximately $3.8 million; a decrease in warrant liability of approximately $0.7 million; payoff of the line of credit of approximately $1.2 million; a decrease in notes payable, notes payable and advances from stockholders of approximately $0.5 million; offset by an increase in registration rights penalties of approximately $0.6 million, an increase in interest payable of approximately $0.3 million, an increase in liabilities related to assets held for sale of approximately $0.3 million and an increase in other liabilities of approximately $0.1 million.

Our operating activities used approximately $1.9 million in cash in fiscal 2007. Our net loss of approximately $14.7 million was the primary component of our negative operating cash flow offset by certain non-cash expenses such as impairment charges, the issuance of equity instruments for compensation, deferred finance costs, loss on debt extinguishment, change in fair value of warrant liability and depreciation and amortization in the total amount of approximately $8.7 million and a decrease in accounts payables and accrued liabilities of approximately $5.2 million.

At February 28, 2007, the Company had negative working capital of approximately $9.5 million. The primary reason for the working capital deficit is the level of accounts payable and accrued liabilities of $4.5 million and salaries/benefits payable to officers and directors of approximately  $2.0 million.

Our operating activities used approximately $3.6 million in cash in fiscal 2006. Our net loss of approximately $15.0 million was the primary component of our negative operating cash flow. Included in such loss were certain non-cash expenses such as the issuance of equity instruments for services, impairment charges, deferred finance costs, loss on debt extinguishment and sale of assets; and depreciation and amortization of approximately $5.4 million; and a decrease in trade payables of approximately $5.0 and inventory of approximately $0.7 million; and an increase in accounts receivable and other assets of approximately $0.3.

At February 28, 2006, the Company had negative working capital of approximately $11.5 million

During the year ended February 28, 2007, the Company raised $2.8 million of cash from a Series A convertible preferred equity offering and a further $2.6 million of debts were converted into this offering. In order for the Company to finance operations and continue its growth plan, additional funding will be required from external sources. In May 2007 Warrants to acquire 2,000,000 shares of common stock were exercised yielding a further US$ 1.0 million. Management plans on funding operations through a combination of equity capital, lines of credit. Management is currently in negotiations with banks following the award of a $ 93.5 million dollar contract deliverable over two years to provide lines of credit based on this contract.

Liquidity and Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming we will continue in our present form, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. For the year ended February 28, 2007, we had a net loss of approximately $14.7 million and negative cash flow from operating activities of approximately $2 million. In addition, we had a working capital deficit of approximately $9.5 million as of February 28, 2007.

Because of the matters discussed in the immediately preceding paragraph, the Company’s independent public accountants have added a going concern paragraph to their audit report on our February 28, 2007 consolidated financial statements. The going concern paragraph states that there is substantial doubt about the Company’s ability to continue as a going concern. Such financial statements have been prepared assuming that the Company will continue as a going concern (based upon management’s plans discussed herein) which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the aforementioned financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

In February 2006, management revised our business plan to focus on the more developed markets in Europe, South East Asia and North America.

As disclosed in the 10-QSB for the quarter ending November 30, 2005, in the last quarter of 2005 / 2006 the Company was in negotiations for a series of loan transactions.   These transactions were based upon the continued retention of the Geomatics business in South Africa.  As our core strategic direction was to focus on the Telematics market in Europe, South East Asia and North America rather than the Geomatics market the company entered into separate discussions regarding the sale of the Geomatics business. The sale of this business and the winding down of our remaining South African operations will yield annual savings of approximately $5.8 million, or 41% of the company’s annual Selling General and administrative expenses with an associated headcount reduction of over 120 members of staff, a company-wide reduction of over 60%.

The Company’s capital requirements depend on numerous factors, including the rate of market acceptance of the Company’s products and services, the Company’s ability to service its customers, the ability to maintain and expand our customer base, the level of resources required to expand the Company’s marketing and sales organization, research and development activities and other factors. As more fully explained elsewhere herein, management presently believes that cash generated from operations, combined with the Company’s current credit facilities and the debt and/or equity financing proposals now under consideration, will be sufficient to meet the Company’s anticipated liquidity requirements through February 2007.

Management is projecting growth in Telematics sales during fiscal 2008 and has announced a recent classified order in this sector valued at US$ 93.5 million for delivery over the next two financial years with further extensions to this order now under negotiation. Order books for delivery over the next two years now exceeds US$ 100 million

In order for us to fund our operations and continue this growth plan, substantial additional funding will be required from external sources. Management currently intends to fund operations through a combination of equity, lines of credit. Management is in discussion with banks for lines of credit and certain investors, who had expressed an interest in making investments in the Company. These discussions are ongoing; however, there can be no assurance of the outcome of these negotiations.

Off Balance Sheet Arrangements

As of February 28, 2007, there were no off balance sheet arrangements. Please refer to the Commitment and Contingency footnote (Note 9 to our fiscal 2007 consolidated financial statements included elsewhere herein) for additional information.

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

Prior to the closure of the South African operations our principal foreign currency was the South African Rand. We translate all assets and liabilities at period-end exchange rates and income and expense accounts at average rates during the period. In fiscal 2007, we also had transactions denominated in the Euro, the British Pound, the Singapore Dollar, the Malaysian Ringgit, and the Brunei Dollar.

Interest Rate Risk

Since many of our credit facilities are directly based on various prime rates of interest, we are exposed to interest rate risk.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting policies” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of our financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition as to fiscal 2007 and / or fiscal 2006.

Long-Lived Assets

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. See below for additional information regarding the identification and measurement of impairment of certain long-lived assets governed by SFAS No. 144.

In fiscal 2007, management determined that as a result of the decision to exit the South African market a number of long lived assets were impaired. Accordingly the February 28, 2006 carrying values of the long-lived assets affected by this decision were reduced. There can be no assurance, that market conditions will not change or demand for our services and products will continue which could result in further impairment of long-lived assets in the future.

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

The principal effect of SFAS No. 142 on our accompanying consolidated financial statements is that the goodwill described in Note 5 to the consolidated financial statements included elsewhere herein is not required to be amortized.

Identifying and Measuring Impairment of Long-Lived Assets

Introduction

We follow the substance of the procedures outlined below (which are specified in the aforementioned accounting pronouncements) in identifying and measuring impairment of our intangible and other long-lived assets.

We test our intangible assets for possible impairment using a present value technique, which is based on estimated future cash flows. These cash flows (which are generally derived from the most recent internal budget) and the related fair values are measured for impairment purposes as discussed below. Projections of future cash flows are dependent on certain assumptions, and are inherently uncertain; such projections invariably include (of necessity) some estimates that are subjective in nature. Thus, there is a risk that future events may differ from the assumptions underlying management’s estimates. In a given fiscal period, such differences could have a material effect on our consolidated financial statements.

Goodwill

SFAS No. 142 establishes a two-step process that governs the review of goodwill for possible impairment at the reporting unit level. A reporting unit is either an operating segment (as defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”), or a component of an operating segment. A component must meet the definition of a “business” under the criteria established by GAAP. When applicable, other assets and asset groups (see “Identifiable Intangible Assets” below) are tested for impairment and any adjustment of the carrying values is reflected before the goodwill impairment test is performed.

The first phase, which is only designed to identify potential impairment, requires a comparison of a reporting unit’s carrying amount (including goodwill) with its estimated fair value. For this purpose, the traditional marketplace definition of fair value applies. If the reporting unit’s estimated fair value exceeds its carrying amount, the related goodwill is considered not impaired; under these circumstances, the second step of the impairment test described in the following paragraph is unnecessary.

In order to measure an impairment loss, the carrying amount of the reporting unit’s goodwill is compared to its “implied fair value.” An entity is required to estimate the implied fair value of its goodwill by allocating the reporting unit’s total fair value to all of its assets (including unrecognized intangible assets) and liabilities as if (1) the reporting unit had been acquired in a business combination and (2) the reporting unit’s fair value were the purchase price. The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill. We apply step one of the goodwill evaluation process as described in the following paragraph.

To estimate the fair value of a group of net assets (such as a reporting unit) as a whole, a five-year discounted cash flow analysis is developed based on available historical data, and management’s current projections of future-year revenues. As of a given testing date, these projections may assume annual revenue growth at a level or declining rate during the forecast period, with modest growth thereafter. Management expects revenue growth during the five-year forecast period.

For goodwill-impairment testing purposes, the revenue projections include sales to both third-party customers and Company subsidiaries consistent with traditional valuation methodology. Year-one cost of sales and operating expenses are estimated based on the reporting unit’s most recent budget, and are generally consistent on a percentage basis during the remainder of the forecast period. Debt-free cash flow (including a “terminal value,” when applicable) is then present-valued, using the weighted average cost of capital.

As of February 2006, management believed that the fiscal 2006 budgets for the Company’s South African subsidiaries were based on reasonable and current information, and were achievable. The preparation of such budgets, which were used in testing goodwill for impairment as of February 28, 2006, was not completed until May 2006. Astrata Systems’ expenses and external revenues for the year ended February 28, 2006 were below budget. Astrata South Africa’s (“Astrata SA”) expenses exceeded budget for the aforementioned period, but their revenues were un-favorable as compared to the budget.

For reasons discussed above, we believe that the significant assumptions underlying the costs included in the February 2005 version of the fiscal 2006 budgets for Astrata Systems and Astrata SA were generally consistent with expenses incurred in fiscal 2005 and full-year expenses expected for fiscal 2006, which costs in turn were based in part on forecasted revenue.

Based on the evaluation process summarized in the preceding paragraphs, it was determined that the reporting units’ estimated fair value was below their carrying amounts. Thus, step two of the goodwill impairment test was required by accounting principles generally accepted in the United States of America (“GAAP”).

Identifiable Intangible Assets

Our only significant identifiable intangible assets were customer relationships, which arose in accounting for certain business combinations described in Note 5 to our fiscal 2006 consolidated financial statements. As contemplated by GAAP, a “customer relationship” exists when an entity has information about the customer and is in regular contact with the customer, who in turn has the ability to make direct contact with the entity. Since these assets are subject to amortization, management reviews customer relationship assets for impairment using the methodology of SFAS No. 144. As noted above, that pronouncement requires that an impairment loss be recognized when an asset’s carrying amount is not recoverable and the carrying amount exceeds its estimated fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the total undiscounted future cash flows estimated to result from the asset’s use (based on its existing service potential) and eventual disposition. As with goodwill, the traditional marketplace definition of fair value applies.

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

A cash flow projection for a period approximating the estimated remaining useful life of the asset is prepared, based on available historical data and management’s current estimate of future-year revenues associated with the acquired customers which are still in place on the testing date. Total annual revenues are typically forecasted to increase at a constant or decreasing rate based on the above criteria (and with due consideration of expected inflation), with the percentage attributable to existing customers declining over the estimated life of the customer relationship asset. Cost of sales and operating expenses for the first year of the forecast period are based on the entity’s most recent budget; in subsequent years, these amounts are generally consistent with the year-one amounts on a percentage basis.

In fiscal 2005, only about 25% of Astrata Systems (“Systems”) revenue was derived from our internal sales transactions with our other subsidiaries. However, as budgeted for fiscal 2006 and thereafter, substantially all of Systems’ revenue is expected to result from internal sales. Nevertheless, the Systems cash flow projection developed for impairment testing purposes includes only sales to third-party customers -- thus eliminating the need to prepare second-tier forecasts of product re-sales by the purchasing subsidiaries. Systems estimated its revenue from customer relationships during the forecast period on a specific customer-by-customer basis. Because of this factor and the migration of Systems to primarily an R&D operation, revenues from acquisition-date customers are sometimes projected to increase in a given future year but not necessarily for the forecast period as a whole.

With the determination by the Company to withdraw from Africa, all intangible assets which could not be sold became impaired immediately with no further revenue stream in support of the intangible assets.

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

Stock-based compensation

Effective March 1, 2006, the Company adopted the provisions of SFAS No. 123-R, Share-Based Payment (“SFAS No. 123-R”). SFAS No. 123-R requires that all employee stock options and rights to purchase shares under stock participation plans be accounted for under the fair value method, and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award. The Company previously accounted for awards granted to its employees under its equity incentive plan using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Based on the provisions of APB Opinion No. 25, no share-based employee compensation was recognized in the Company’s financial statements prior to March 1, 2006.

In December 2006, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force 00-19-2, Accounting for Registration Payment Arrangements (the “FSP”). Under this pronouncement, contingently payable registration payment arrangements are accounted for separately from and do not affect the classification of the underlying shares, warrants or other financial instruments subject to the registration payment provisions. A liability for a registration payment arrangement is recognized when payment is probable and the amount is reasonably estimable (whether at inception or during the life of the arrangement) in accordance with SFAS No. 5, Accounting for Contingencies.

The FSP was effective for registration payment arrangements and the financial instruments subject to such arrangements entered into or modified after December 21, 2006. However, early adoption of this pronouncement for interim or annual periods for which financial statements had not been issued is permitted. Accordingly, the Company adopted the FSP effective with the quarter ended November 30, 2006; see Note 8 to the fiscal 2007/2006 consolidated financial statements for additional information.

Revenue recognition

General

Significant judgments and estimates must be made by management in connection with determining the revenue to be recognized in any accounting period. If management made different judgments and/or utilized different estimates for any period, material differences in the amount and/or timing of revenue recognized could result.

Except as it relates to accounting for the contract with the Singapore Civil Defense Force (which did not have a significant effect on the Company’s fiscal 2007 consolidated financial statements), the Company's revenues are recorded in accordance with the Securities and Exchange Commission's (the "SEC") Staff Accounting Bulletin No. 104, which is entitled "Revenue Recognition." The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents (and customer acceptance criteria, when applicable) are used to verify delivery for accounting purposes. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectibility based primarily on the credit worthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history.

The Company's orders are generally shipped free-on-board destination, which means that such transactions are not recognized as revenue until the product is delivered and title has transferred to the buyer. Free-on-board destination also means that the Company bears all costs and risk of loss or damage to the goods prior to their delivery to the customer.

Services Revenue

The Company operated in the Geomatics segment until June 2006, and provided technical support and training on using the equipment sold, as well as remedial service on the hardware through your factory trained electronic workshop. Ongoing technical support of the Company’s products was essential in maintaining the customer base, but did not provide a revenue stream. The Company charged customers for specific training and servicing of equipment; however, this revenue was not material.

The Telematics segment has a technical team responsible for effecting installations and upgrades, and training clients on installation and supporting them on an ongoing basis. The Company does not earn revenue for training or software/firmware upgrades, but does charge for non-warranty repairs and installation; however, this revenue is not material.

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

Discontinued operations

The Company discontinued its South African operations in fiscal 2007. In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company accounts for the results of operations of a component of an entity that has been disposed of or that meets all of the “held for sale” criteria as discontinued operations if (a) the component’s operations and cash flows have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction, and (b) the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. When the applicable criteria are met, the component is classified as “held for sale” and its operations are reported as discontinued operations.

The Company’s fiscal 2007 and 2006 consolidated statements of operations have been reclassified to separately report discontinued operations. See Note 11 to the Company’s fiscal 2007/2006 consolidated financial statements included elsewhere herein for additional information.

Derivative financial instruments

The Company records all derivative financial instruments in its consolidated financial statements at estimated fair value, regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in the results of operations or in stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss), depending on whether the derivative instrument qualifies for hedge accounting as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations. Changes in the estimated fair value of derivatives not qualifying for hedge accounting are included in the results of operations as they occur. The derivatives described in Note 8 to the Company’s fiscal 2007/2006 consolidated financial statements included elsewhere herein do not qualify for hedge accounting under GAAP.

See the “Debt Financing Transaction” section of Note 7 to the aforementioned financial statements, and the “Accounting for the October 13, 2006 Equity Financing Transactions,” the “Fiscal 2007 Fourth Quarter Accounting,” and the “Accounting for the Restructuring” sections of Note 8 for additional information.

Valuation and amortization of long-lived and intangible assets

The Company assesses intangible assets and other long-lived assets for recoverability at least annually, or whenever events or changes in circumstances indicate that their carrying values may not be recoverable through the estimated undiscounted future cash flows resulting from the use of such assets. If management determines that the carrying value of any such asset may not be recoverable, the impairment charge is measured by using the projected discounted cash-flow method (or other appropriate method, as applicable in the circumstances) in accordance with SFAS No. 144.

As a result of the impairment charges recorded in fiscal 2006 and the “Suretrack” separation transaction, intangible assets at February 28, 2007 consisted exclusively of the goodwill ($300,000) recorded in connection with the Company’s February 2005 acquisition of the 40% minority interest in Astrata Geotrax Sdn Bhd. The purchase price allocated to this asset was based on management’s analysis of the underlying economics at the time of such transaction.

Deferred tax asset valuation allowance/Deferred tax benefit

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. In assessing the realizability of deferred tax assets under this pronouncement, management considers whether it is more likely than not that any given deferred tax asset will be realized. Based on this criterion, the Company had a 100% valuation allowance against its net deferred tax assets at February 28, 2006.

When a carryback of losses is not available, realization of a tax net operating loss carry forward (“NOL”) is a function of the applicable entity generating sufficient future taxable income within the remaining carry forward period. In order to estimate the realizability of Astrata Malaysia’s February 28, 2007 NOL, management (1) conducted a transfer pricing analysis to determine whether such NOL was reasonably stated based on applicable tax treaties and corporate income tax law, (2) reviewed whether any change-in-control provisions of the Malaysia Income Tax Act might limit the future utilization of such NOL, and (3) developed a forecast of the estimated fiscal 2008 profitability of Astrata Malaysia.

Based on the results of the analyses described in the preceding paragraph, the Company recorded an estimated deferred tax benefit of approximately $160,000 in fiscal 2007.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115 (“Accounting for Certain Investments in Debt and Equity Securities”) applies to all entities that own trading and available-for-sale securities.

The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders’ equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interest entities that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reporting date. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire financial instrument and not to only a portion of the instrument.

SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of SFAS No. 157 (see the next paragraph).

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This pronouncement codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related amendments. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 157 to have a significant effect on the Company’s financial position or results of operation.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 entitled Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on how to evaluate the materiality of an uncorrected misstatement in the current year’s financial statements using both an income statement approach (the “rollover approach”) and a balance sheet approach (the “iron curtain approach”). The latter method quantifies a misstatement based on the effects of correcting the cumulative misstatement existing in the balance sheet at the end of the current year, with the objective of avoiding a build-up of improper amounts from prior years’ errors in the balance sheet. The rollover approach quantifies a misstatement based on the amount of the error originating in the current year’s statement of operations. When prior periods are not restated, SAB 108 is effective for annual financial statements for years ended after November 15, 2006. SAB 108 did not have a material effect on the accompanying consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48, which is an interpretation of SFAS No. 109, Accounting for Income Taxes, seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 clarifies when tax benefits should be recorded in financial statements and indicates how any tax reserves should be classified in the balance sheet. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes. This pronouncement is effective for the Company in the first quarter of fiscal 2008. Management is currently analyzing the effects of adopting FIN 48, but currently does not anticipate that its adoption will have a material impact on the Company’s financial condition or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force, or “EITF”), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Item 7: Financial Statements

Index to Consolidated Financial Statements:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm	F-1

F-2	Consolidated Balance Sheet as of February 28, 2007	F-2

F-3	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended February 28, 2007 and 2006	F-3

F-4	Consolidated Statements of Stockholders’ Equity for years ended February 28, 2007 and 2006	F-4

F-6	Consolidated Statements of Cash Flows for the years ended February 28, 2007 and 2006	F-6

F-7	Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Astrata Group Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheet of Astrata Group Incorporated and Subsidiaries (collectively the “Company”) as of February 28, 2007, and the related consolidated statements of operations, stockholders’ deficit and comprehensive income (loss) and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astrata Group Incorporated and Subsidiaries as of February 28, 2007, and the consolidated results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying fiscal 2007 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company had negative working capital of approximately $9.5 million at February 28, 2007, a net loss of approximately $14.7 million for the year then ended, and experienced negative operating cash flow in fiscal 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The aforementioned financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 2 to the accompanying  consolidated financial statements, effective March 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

May 23, 2007
Newport Beach, California

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
FEBRUARY 28, 2007

ASSETS
Current assets:
Cash and cash equivalents	$179,371
Trade and other receivables, net	888,443
Inventories	118,175
Other assets	762,427
Current assets held for sale	96,867
Total current assets	2,045,283
Property and equipment, net	581,435
Goodwill	300,000
Investment in and advances to affiliate	40,627
Other assets held for sale	102,311
Total assets	$3,069,656

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,325,628
Accrued liabilities	2,199,583
Salaries and benefits payable to officers and directors	2,002,469
Registration rights penalties	560,711
Interest payable	804,332
Notes payable to stockholder	1,884,000
Advances from stockholders	57,184
Current portion of long-term liabilities	1,212,166
Other current liabilities	162,597
Liabilities related to assets held for sale	345,820
Total current liabilities	11,554,490
Long-term liabilities	69,667
Total liabilities	11,624,157

Minority interest	40,114
Commitments and contingencies (Notes 9 and 14)
Stockholders' deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares
authorized, 5,370,000 shares issued and 3,470,000 shares
outstanding , with a liquidation preference of $3,470,000	347
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 18,854,965 issued and outstanding	1,886
Additional paid-in capital, net	28,325,909
Accumulated deficit	(36,955,271)
Accumulated other comprehensive income	32,514
Total stockholders' deficit	(8,594,615)
Total liabilities and stockholders' deficit	$3,069,656

The accompanying notes are an integral part of the consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR YEARS ENDED FEBRUARY 28, 2007 AND 2006

	2007	2006
Net sales	$3,472,020	$3,058,833
Cost of goods sold	1,882,383	2,221,274
Gross profit	1,589,637	837,559

Selling, general and administrative expenses	6,724,189	8,062,399
Research and development	260,316	50,000
Stock-based compensation	1,227,011	-
Operating loss	(6,621,879)	(7,274,840)
Other (expense) income:
Interest expense	(2,391,049)	(2,186,282)
Change in fair value of derivative warrant liability	(1,801,204)	-
Loss on debt extinguishment	(4,419,250)	-
Other (expense) income	(190,381)	173,060
Total other (expense)	(8,801,884)	(2,013,222)
Loss before income tax benefit and minority interest	(15,423,763)	(9,288,062)
Income tax benefit	(154,889)	(41,236)
Loss before minority interest and equity in net loss of affiliate	(15,268,874)	(9,246,826)
Minority interest	-	(2,024)
Equity in net loss of affiliate	(4,060)	(451)
Loss from continuing operations	(15,272,934)	(9,249,301)
Income (loss) from discontinued operations, net of tax	593,647	(5,698,862)
Net loss	$(14,679,287)	$(14,948,163)

Net loss from continuing operations applicable to common
stockholders consists of the following:
Loss from continuing operations	$(15,272,934)	$(9,249,301)
Deemed dividend and cumulative undeclared dividends on preferred stock	(2,635,878)	-
Net loss from continuing operations applicable to common stockholders	$(17,908,812)	$(9,249,301)

Comprehensive loss and its components consist of the following:
Net loss	$(14,679,287)	$(14,948,163)
Foreign currency translation adjustment, net of tax	(113,612)	(312,260)
Comprehensive loss	$(14,792,899)	$(15,260,423)

Basic and diluted income (loss) per common share:
Continuing operations applicable to common stockholders	$(1.14)	$(0.76)
Discontinued operations	0.04	(0.47)
	$(1.10)	$(1.23)

Basic and diluted weighted average common shares outstanding	15,679,800	12,219,028

The accompanying notes are an integral part of the consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT
FOR YEARS ENDED FEBRUARY 28, 2007 AND 2006

								Accumulated
					Additional	Deferred		Other
	Preferred Stock		Common Stock		Paid-in	Compensation	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Cost	Deficit	Income	Total
Balance, February 28, 2005	-	$-	11,228,886	$1,125	$8,769,202	$(687,500)	$(7,327,821)	$382,766	$1,137,772

Issuance of common stock in connection with private placements	-	-	1,055,606	105	2,909,570	-	-	-	2,909,675

Issuance of common stock for services rendered	-	-	522,701	52	583,307	(51,000)	-	-	532,359

Estimated fair value of warrants issued in connection with debt financing	-	-	-	-	406,934	-	-	-	406,934

Beneficial conversion feature related to debt financing	-	-	-	-	773,000	-	-	-	773,000

Cancellation of common stock in connection with an acquisition	-	-	(160,198)	(16)	(483,782)	-	-	-	(483,798)

Amortization of deferred compensation cost	-	-	-	-	-	385,625	-	-	385,625

Net loss	-	-	-	-	-	-	(14,948,163)	-	(14,948,163)

Foreign currency translation adjustment, net of tax	-	-	-	-	-	-	-	(312,260)	(312,260)

Balance, February 28, 2006	-	$-	12,646,995	$1,266	$12,958,231	$(352,875)	$(22,275,984)	$70,506	$(9,598,856)

The accompanying notes are an integral part of the consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT
FOR YEARS ENDED FEBRUARY 28, 2007 AND 2006

								Accumulated
					Additional	Deferred		Other
	Preferred Stock		Common Stock		Paid-in	Compensation	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Cost	Deficit	Income	Total
Balance, February 28, 2006	-	$-	12,646,995	$1,266	$12,958,231	$(352,875)	$(22,275,984)	$70,506	$(9,598,856)

Amortization of deferred compensation cost	-	-	-	-	-	352,875	-	-	352,875

Issuance of common stock for services rendered	-	-	1,255,657	125	1,543,309	-	-	-	1,543,434

Issuance of common stock to employees	-	-	236,121	24	259,561	-	-	-	259,585

Issuance of common stock for exercise of stock options	-	-	83,325	8	108,314	-	-	-	108,322

Issuance of common stock in settlement of liability	-	-	832,867	83	838,284	-	-	-	838,367

Issuance of preferred stock related to conversion of debt and financing contract	5,370,000	537	-	-	6,669,463	-	-	-	6,670,000

Conversion of preferred stock to common stock	(1,900,000)	(190)	3,800,000	380	(190)	-	-	-	-

Issuance of warrants with preferred stock	-	-	-	-	(8,093,500)	-	-	-	(8,093,500)

Accrued dividends on preferred stock	-	-	-	-	(120,578)	-	-	-	(120,578)

Professional fees related to equity transactions	-	-	-	-	(434,296)	-	-	-	(434,296)

Reclassification of derivative financial instruments	-	-	-	-	13,370,300	-	-	-	13,370,300

Stock-based compensation	-	-	-	-	1,227,011	-	-	-	1,227,011

Net loss	-	-	-	-	-	-	(14,679,287)	-	(14,679,287)

Foreign currency translation adjustment	-	-	-	-	-	-	-	(37,992)	(37,992)

Balance, February 28, 2007	3,470,000	$347	18,854,965	$1,886	$28,325,909	$-	$(36,955,271)	$32,514	$(8,594,615)

The accompanying notes are an integral part of the consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED FEBRUARY 28, 2007 AND 2006

	2007	2006
Net (loss)	$(14,679,287)	$(14,948,163)
Adjustments to reconcile net (loss) to net cash
used in operating activities:
Loss on sale of assets	17,052	599,056
Forgiveness of debt	(332,691)	(744,362)
Depreciation and amortization	371,152	955,807
Gain on disposal relating to discontinued operations	(2,179,373)	-
Impairment of assets	-	3,068,545
Loss on early termination of lease	101,886	-
Deferred compensation	352,875	436,625
Deferred finance costs and debt discount	1,606,171	598,000
Issuance of stock for services	1,822,420	393,833
Loss on debt extinguishment	4,419,250	-
Change in fair value of derivative warrant liability	1,801,204	-
Equity in net (earnings) loss of affiliate	4,060	(44,138)
Minority interest	-	(2,024)
Deferred income taxes	-	(353,184)
Unrealized foreign currency exchange gain	(9,206)	(51,615)
Changes in operating assets and liabilities:
Accounts receivable	(210,957)	179,054
Inventories	(77,997)	704,071
Other assets	(93,545)	141,978
Deferred tax liability	(14,893)	44,852
Taxes payable	14,886	(204,523)
Accounts payable	5,084,239	5,628,266
Net cash used in operating activities	(2,002,754)	(3,597,922)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(231,193)	(753,642)
Proceeds from sale of assets	135,246	30,730
Investment in affiliates	(136,166)	147,935
Net cash (used in) investing activities	(232,113)	(574,977)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred stock for cash	2,415,500	-
Prceeds from long term liabilities	-	94,323
Preceeds from notes payable to stockholders	-	224,468
Proceeds from advance by stockholders	1,216,741	733,996
Proceeds from debenture	-	1,200,000
Proceeds from line of credit, net	-	65,516
Proceeds from issuance of common stock	-	2,909,779
Repayment on debenture	(550,000)	-
Repayment on line of credit	(1,038,550)	-
Repayments of bridge loan	-	(1,500,000)
Repayments of advance by stockholder	-	(118,980)
Repayments of long-term liabilities	(202,737)	(70,961)
Net cash provided by financing activities	1,840,954	3,538,141
Effect of foreign currency exchange rate changes on cash and cash equivalents	136,752	(209,774)
Net increase in cash and cash equivalents	(257,161)	(844,532)
Cash and cash equivalents at beginning of year	436,532	1,281,064
Cash and cash equivalents at end of year	$179,371	$436,532

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$2,394	$66,335
Income taxes	$-	$-

See accompanying notes for information regarding non-cash investing and financing activities.

The accompanying notes are an integral part of the consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

1. ORGANIZATION, NATURE OF OPERATIONS, AND LIQUIDITY/GOING CONCERN CONSIDERATIONS

Organization

Astrata Group Incorporated (“Astrata,” or “Astrata Group”) and subsidiaries (sometimes hereafter collectively referred to as the “Company,” “we,” and “our”) currently operate exclusively in the Telematics sector of the Global Positioning System (“GPS”) industry. Until June 2006, the Company also operated in the Geomatics sector of the GPS industry (see Notes 10 and 11). Telematics comprises the remote monitoring of assets in real-time (including tracking and tracing) whereby location, time and sensor status are communicated. Our products are deployed into diverse markets, including those described in “Nature of Operations” below.

Nature of Operations

As noted above, we operate in the Telematics sector of the GPS industry. Our expertise is focused on advanced location-based IT products and services that combine positioning, wireless communications, and information technologies, which add measurable value to location-based information. We provide advanced positioning products, as well as monitoring and airtime services to commercial and governmental entities in a number of markets including homeland security, public safety, transportation, surveying, utility, construction, mining, and agriculture.

Telematics products often focus on people and assets in hostile and demanding environments such as monitoring the movement of hazardous materials for homeland security purposes. This business also addresses the market for fleet management, workforce management, remote asset management and tracking, and emergency services by providing hardware for GPS information and data collection, as well as the software needed to access and analyze the data through the Internet. We offer airtime to communicate data from the vehicle or field locations to the customer’s data centre or provide access over the Internet to the data and application software. This allows critical real-time performance and monitoring data to be accessed and analyzed by supervisory, maintenance, or financial users and make real-time decisions for productivity improvement, cost reductions, safety improvement, or other critical decisions to be fed to the field.

Examples of our products and services include surveying instrumentation using GPS and other augmenting technologies, such as wireless communication and lasers; fleet management for specialized machines, such as guidance for earth-moving equipment; positioning and IT technology for remote asset management and associated Telematics products, field data collection equipment, and products and airtime communications services for high volume track and trace applications. Positioning technologies employed by us include GPS and inertial navigation systems. Communication techniques employed by us include GSM (“Global Systems for Mobile Telecommunications”), cellular and satellite communications.

Operational Considerations

Astrata’s Telematics operations were strengthened during fiscal 2006 by the addition of certain key distribution partners in Western Europe (North Security, Motive Geeks) and an increased presence in South East Asia based primarily on the successful delivery of the previously announced Hazmat (Hazardous Materials) Tracking Project to the Singapore Civil Defence Force.

In connection with our structural realignment during the quarter ended May 31, 2006, Astrata entered into a number of agreements to dispose of its South African operations. The Company has sold substantially all of the Geomatics business in South Africa formerly operated by Astrata South Africa (Pty) Limited (“Astrata SA”), which was then a wholly-owned subsidiary of the Company. The effective date for these transactions was June 1, 2006. South Africa-based operations that were not sold by this date were closed effective May 31, 2006 and on June 27, 2006 Astrata Systems (Pty) Ltd (“Astrata Systems”) was placed in voluntary liquidation. Subsequent to May 31, 2006, the Company also sold the Telematics operations of Astrata SA and the subcontract manufacturing operations of Astrata Systems. See Note 11 for additional information.

Recent Trends

Our Telematics strategy is to focus on the homeland security, hazardous materials, civil defence and business to business markets by providing our customers with comprehensive solutions to their needs. Frequently this involves additional integration such as sensors ranging from Radio Frequency Identification to biometrics, remote displays or augmenting technologies to allow tracking in tunnels.

In the first quarter of fiscal 2007, management reached a decision to divest the Geomatics business as part of a broader strategy to focus on the more developed Telematics markets in Europe, South East Asia and North America.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

1. ORGANIZATION, NATURE OF OPERATIONS, AND LIQUIDITY/GOING CONCERN CONSIDERATIONS (Continued)

Liquidity and Going Concern Considerations

For the year ended February 28, 2007, we had a net loss of approximately $14.7 million and negative cash flow from operating activities of approximately $2 million. In addition, we had a working capital deficit of approximately $9.5 million and a stockholders’ deficit of approximately $8.6 million as of February 28, 2007. Because of the matters discussed in the preceding sentence, the Company’s independent public accountants have included a going concern paragraph in their audit report on our February 28, 2007 consolidated financial statements. The going concern paragraph states that there is substantial doubt about the Company’s ability to continue as a going concern. Such financial statements have been prepared assuming that the Company will continue as a going concern (based upon management’s plans discussed herein) which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the aforementioned financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

In the last quarter of fiscal 2006, the Company was negotiating a series of loan transactions. These transactions were based upon retaining the Geomatics business in South Africa. As our core strategic direction is now to focus on the Telematics market in Europe, South East Asia and North America rather than the Geomatics market, the Company entered into discussions regarding the sale of the Geomatics business. The sale of this business and the winding down of our remaining South African operations (see Note 11) included a headcount reduction of over 60% on a Company-wide basis (about 120 employees), and reduced fiscal 2007 selling, general, and administrative expenses by approximately $5.8 million. The Company is now in separate discussions for an equity raise to replace the potential loan transactions mentioned above. Until these discussions have further matured, their success (if any) cannot be reliably determined.

The Company’s capital requirements depend on numerous factors, including the rate of market acceptance of the Company’s Telematics products and services, the Company’s ability to service its customers, the ability to maintain and expand our customer base, the level of resources required to expand the Company’s marketing and sales organization, research and development activities and other factors. Management presently believes that cash generated from operations, combined with the Company’s current credit facilities and the debt and/or equity financing proposals now under consideration, will be sufficient to meet the Company’s anticipated liquidity requirements through February 2008. In order for us to fund our operations and continue this growth plan, substantial additional funding will be required from external sources. Management currently intends to fund operations through a combination of equity, lines of credit. Management is in discussion with banks for lines of credit and certain investors, who had expressed an interest in making investments in the Company. These discussions are ongoing; however, there can be no assurance of the outcome of these negotiations.

Management is projecting growth in Telematics sales during fiscal 2008, and (as discussed in “Major Sales Orders and Equity Financing Transaction” immediately below) has announced two sales orders in this sector valued at a total of approximately $110 million. Other sales contracts are under negotiation, but at this time there can be no assurance regarding the ultimate success of these negotiations.

Major Sales Orders and Equity Financing Transaction

In June 2006, the Company announced the award of a sales order valued at approximately $17 million from AST Europe Group AB for the delivery of 50,000 Telematics units. The Company presently expects that this order may commence delivery during fiscal 2008.

In a Form 8-K filed with the SEC on April 12, 2007, the Company disclosed that on April 10, 2007 Astrata Group, through its wholly owned subsidiary Astrata Singapore Pte Ltd, entered into a classified contract with a Singapore company.  Under the contract, the Company has received an order to manufacture, ship and service approximately $93.5 million of its Telematics products over a two-year period. The contract, which is denominated in U.S. dollars, includes options to extend the scope of work. See Note 14 for additional information.

 The Company received net proceeds of approximately $1 million during May 2007 from the equity financing transaction discussed in Note 14.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such financial statements and accompanying notes are the representation of the Company’s management, who is responsible for their integrity and objectivity. Management believes that these accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Astrata Group Incorporated and its majority-owned subsidiaries in which it has a controlling financial interest. All significant intercompany transactions and balances have been eliminated in consolidation. For reasons explained in the “Deconsolidation and Effective Disposition of Astrata Systems” section of Note 11, management deconsolidated the accounts of Astrata Systems from the Company’s consolidated financial statements effective June 2006.

Equity investments in which the Company owns at least 20% of the voting interest, or otherwise exercises significant influence over the investee, but in which the Company does not have a controlling financial interest are accounted for using the equity method.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include current and deferred income taxes, the deferred tax asset valuation allowance, the allowance for doubtful accounts receivable, and realization of inventories and long-lived assets. Actual results could differ from these estimates.

Risks and Uncertainties Related to International Operations

Since inception in August 2004, the Company’s revenue-producing activities have been conducted exclusively outside the United States of America. The Company’s customers, other end users of our products and services, and third-party manufacturers and other suppliers (collectively, “vendors”) engaged by the Company are located throughout the world. As a result, our operations are subject to foreign political and economic uncertainties which are beyond our control. The specific risks of operating in the international marketplace include abrupt changes in a foreign government’s policies/regulations, local or regional hostilities (such as war, terrorism and civil unrest) in foreign countries, and United States government policies restricting certain business transactions with a given foreign country.

As a result of the matters discussed in the preceding paragraph, some of the Company’s sales and supplier contracts with its customers and vendors are subject to unilateral cancellation (regardless of whether such action is permitted by the terms of the agreement), and certain accounts receivable may suddenly become doubtful of collection. In addition, the lack of a well-developed legal system in some foreign countries may make it difficult to enforce all of the Company’s contractual rights.

Other Concentrations

The financial instrument that potentially exposes the Company to a concentration of credit risk principally consists of cash. The Company deposits its cash with high credit financial institutions, principally in Europe and Asia. These countries do not have any institutional depository insurance comparable to the United States, which insures bank balances up to $100,000 per bank. At February 28, 2007, the Company’s bank balances totaled approximately $106,000. The Company had approximately $17,000 in bank accounts in the U.S., which is covered by the Federal Deposit Insurance Corporation limit of $100,000.

The Company does not require collateral from its customers, but performs ongoing credit evaluations of its customers’ financial condition. Credit risk with respect to the accounts receivable is limited because of the large number of customers included in the Company’s customer base and the geographic dispersion of those customers. The Company also performs periodic reviews of collectability and provides an allowance for doubtful accounts receivable. Management considers the allowance for doubtful accounts receivable at February 28, 2007 of approximately $98,000 to be adequate.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Trade Accounts Receivable

The Company records trade accounts receivable (“AR”) when its customers are invoiced for products delivered and/or services provided, or when contractual billing milestones have been reached. As explained below in this Note (see “Revenue Recognition”), the recording of certain AR does not necessarily result in immediate recognition of revenue.

Other accounting policies governing AR are as follows:

•	The accrual of interest (service charges) on overdue sales invoices is generally not material.

•
Trade accounts receivable are determined to be delinquent based on how recently payments have been received, the customer’s long-term payment history, the Company’s relationship with the customer, and similar factors.

•	Trade accounts receivable are written off as uncollectible based on management’s judgment, considering various factors such as those noted above and the results of recent collection efforts.

Translation of Foreign Currencies

The Company uses the U.S. dollar as its functional currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average rates prevailing during the periods presented. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation, such adjustments are reported as a component of stockholders’ equity (deficit).

Derivative Instruments and Hedging Activities

The Company records all derivative financial instruments in its consolidated financial statements at estimated fair value, regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in the results of operations or in stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss), depending on whether the derivative instrument qualifies for hedge accounting as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and related interpretations. Changes in the estimated fair value of derivatives not qualifying for hedge accounting are included in the results of operations as they occur.

The derivatives described in Note 8 do not qualify for hedge accounting. Since the Company has not designated such derivatives as hedging instruments, management is not required by GAAP to determine (or record) hedge effectiveness or ineffectiveness. See the “Debt Financing Transaction” section of Note 7 and the “Accounting for the October 13, 2006 Equity Financing Transactions,” the “Fiscal 2007 Fourth Quarter Accounting,” and the “Accounting for the Restructuring” sections of Note 8 for additional information.

Fair Value of Other Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the estimated fair value (if reasonably obtainable) of the Company’s financial instruments. The carrying amount of the Company’s trade accounts receivable, trade accounts payable, accrued expenses, and credit facilities approximates their estimated fair value due to either the short-term maturities of those financial instruments and/or the fact that the credit facilities bear market interest rates.

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

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consisted exclusively of finished goods at February 28, 2007. Market is determined by comparison with recent sales or estimated net realizable value. Net realizable value is based on management’s forecasts for sales of the Company’s products and services in the ensuing years and/or consideration and analysis of any change in the customer base, product mix, or other factors that may impact the estimated net realizable value. Should the demand for the Company’s products and/or services prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than reflected in the accompanying consolidated balance sheet.

Based on the combination of (a) the May 2006 closure and pending liquidation of Astrata Systems in South Africa (see Note 11), (b) the net realizable value indicated by certain post-February 28, 2006 sales transactions, and (c) the decision to transfer the research and development function to Europe/Asia along with the outsourcing of manufacturing, management recorded an adjustment of approximately $1,066,000 in fiscal 2006 (see Note 3) to account for the excess of inventory cost over estimated net realizable value.

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

See Note 4 and the “Long-lived Assets” section of this Note for additional information.

Deferred Financing Costs

Direct costs of securing debt financing are capitalized and amortized over the term of the related agreement using the straight-line method. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. During the years ended February 28, 2007 and 2006, the Company recorded approximately $23,500 and $98,000, respectively, of interest expense related to the unamortized portion of deferred financing costs for the debt that was refinanced which is included in the accompanying consolidated statements of operations (see Note 8).

Goodwill and Other Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and identifiable intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment, and expands the disclosure requirements about intangible assets in the years subsequent to their acquisition.

The principal effect of SFAS No. 142 on the Company’s accompanying consolidated financial statements is that the goodwill described in Note 5 was not required to be amortized.

For additional information, see the discussion in “Long-Lived Assets” immediately below.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets

SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.

As of February 28, 2006, management determined that impairment indicators existed and therefore, adjustments were made to the carrying values of certain long-lived assets. Such asset carrying values were reduced by approximately $2,070,000. This represented management’s estimate (based on then currently available information) of removing from service the long-lived assets directly related to the outsourcing of research and development and exiting from the South African market.

The impairment indicators referenced in the preceding paragraph are described in the “Closure of South African Operations and Related Events” section of Note 11. See Note 5 for additional information.

Convertible Preferred Stock

If the conversion feature of cumulative preferred stock is beneficial (i.e., the market price of the Company’s common stock exceeds the per-share conversion price when the preferred stock is issued), management accounts for the beneficial conversion feature (“BCF”) based on SFAS No. 133 (as amended) and an analysis of the rights of the preferred stock owners. When management concludes that the economic risks and characteristics of the BCF are clearly and closely related to those of the “host contract “ (the preferred stock), the BCF (1) is not separated from the host contract or accounted for as a derivative financial instrument and (2) is measured using intrinsic value accounting. See the “Conversion Feature of the Preferred Stock” section of Note 8 for additional information.

Business Combinations

SFAS No. 141, Business Combinations, eliminated the pooling of interest method of accounting for business combinations, and requires that all business combinations be accounted for using the purchase method.

Discontinued Operations

In accordance with SFAS No. 144, the Company accounts for the results of operations of a component of an entity that has been disposed of or that meets all of the “held for sale” criteria as discontinued operations if (a) the component’s operations and cash flows have been (or are to be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the Company did not have any significant continuing involvement in the operations of the component after the disposal transaction. When the applicable criteria are met, the component is classified as “held for sale” and its operations are reported as discontinued operations (See Note 11).

The accompanying consolidated statements of operations have been reclassified to separately report the Company‘s discontinued operations.

Revenue Recognition

General

Except as described in “Contract Accounting” below, the Company’s revenues are recorded in accordance with the Securities and Exchange Commission’s (the “SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition.” The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

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

The Company’s orders are generally shipped free-on-board destination, which means that such orders are not recognized as revenue until the product is delivered and title has transferred to the buyer. Free-on-board destination also means that the Company bears all costs and risks of loss or damage to the goods prior to their delivery to the customer.

Contract Accounting

The Company accounted for the government contract described in Note 9 under AICPA Statement of Position (“SOP”) 81-1 using the percentage-of-completion method. Product delivery and installation were separate deliverables under the terms of the contract, and the related revenue was not recognized until the necessary activities were completed. Under SOP 81-1 accounting, the stage of completion is estimated by whichever of the following methods is considered most indicative of the physical completion under the circumstances of the specific transaction: a survey of the work performed, services completed as a percentage of total services required by the agreement, or costs incurred to date as a percentage of management’s most recent estimate of total costs to be incurred under the related contract or other agreement.

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

Services Revenue

In our Geomatics segment, we provided technical support and training on using the equipment sold as well as remedial service on the hardware through our factory trained electronic workshop. Ongoing technical support of our products was essential in maintaining our customer base, but did not provide a revenue stream for the Company. We did charge customers for specific training and servicing of equipment; however, this revenue was not material.

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

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development Costs

Research and development costs relating to GPS positioning hardware and software systems (including the Astrata Geo-Location Platform, or “GLP”) to be sold or otherwise marketed that are incurred before technological feasibility of the products has been established and after general release of the product to customers are expensed as incurred. Management believes that technological feasibility is not established until a beta version of the software product exists. Historically, costs incurred during the period from when a beta version is available until general release to the public have not been material. Accordingly, the Company has not capitalized any software development costs.

Advertising

The Company expenses the cost of advertising when incurred. Advertising costs for the years ended February 28, 2007 and 2006 were immaterial to the consolidated financial statements.

Stock-Based Compensation

Effective March 1, 2006, the Company adopted the provisions of SFAS No. 123-R, Share-Based Payment (“SFAS No. 123-R”). SFAS No. 123-R requires that all employee stock options and rights to purchase shares under stock participation plans be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award. The Company previously accounted for awards granted to its employees under its equity incentive plan using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and provided the pro forma disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation, as amended. The exercise price of such options is equal to the market price of the Company’s common stock (defined as the closing price quoted on the Over-the-Counter Bulletin Board administered by NASDAQ) on the grant date. Accordingly, no share-based employee compensation was recognized in the Company’s financial statements prior to March 1, 2006.

Under the modified prospective method of adoption for SFAS No. 123-R, the compensation cost recognized by the Company beginning March 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to but not vested as of March 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to February 28, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Options granted by the Company generally expire five years from the grant date. Options granted to existing and newly hired employees generally vest over a three-year period from the date of grant. The effects of share-based compensation resulting from the application of SFAS No. 123-R to options granted under the Company’s equity incentive plan resulted in an expense of approximately $1,230,000 or $0.08 per common share for the year ended February 28, 2007. This expense has been reported as stock-based compensation in the accompanying fiscal 2007 consolidated statement of operations.

Share-based compensation recognized as a result of the adoption of SFAS No. 123-R as well as pro forma disclosures according to the original provisions of SAFS No. 123 for periods prior to the adoption of SFAS No. 123-R use the Black-Scholes option pricing model for estimating fair value of options granted under the Company’s equity in incentive plan (which is more fully described in Note 8)

In accordance with SFAS No. 123-R, the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after February 28, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in fiscal 2007 was insignificant.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

Pro forma information required under SFAS No. 123 for fiscal 2006, as if the Company had applied the fair value recognition provisions of SFAS No. 123-R to options granted under the Company’s equity incentive plan is as follows:

Year Ended February 28, 2006

Net loss	$(14,948,163)
Stock-based employee compensation expense determined under the Black-Scholes option pricing model, net of tax	(1,159,136)

Pro forma net loss	$(16,107,299)

Basic and diluted loss per common share:
As reported	$(1.23)

Pro forma	$(1.32)

The above pro forma effect of applying SFAS No. 123 is not necessarily representative of the impact on the results of operations for future years.

The above table include compensation expense related to stock options granted to employees during fiscal 2006. Pro forma compensation expense reported in the above table is generally based on the vesting provisions in the related stock option grants.

The following weighted average assumptions were used in the above table or in estimating the fair value of certain derivative financial instruments (warrants) described elsewhere in these notes to the consolidated financial statements:

	Year Ended February 28
	2007	2006

Annual dividends	Zero	Zero
Expected volatility	133%	133%
Risk free interest rate	3.7%	3.7%
Expected life	3.2 years	3.2 years

The expected volatility is based on the historical volatility. The expected life of options granted is based on the “simplified method” described in the SEC’s Staff Accounting Bulletin No. 107 due to changes in the vesting terms and the contractual life of current option grants compared to the Company’s historical grants.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

Options outstanding that have vested and are expected to vest as of February 28, 2007 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Vested	683,167	$3.56	3.1
Expected to vest	341,583	3.56	3.1

Total	1,024,750

Options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of SFAS No. 123-R, which are estimated when compensation costs are recognized. Additional information with respect to stock option activity is as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (a)

February 28, 2006	602,850	1,797,150	$3.76	$450,000
Grants	-	-
Exercises	-	(83,325)	1.30
Cancellations	689,075	(689,075)	4.37

February 28, 2007	1,291,925	1,024,750	$3.56	$-

Options exercisable at:
February 28, 2006		482,383	$3.76
February 28, 2007		683,167	$3.56

(a)	Represents the excess (if any) of the February 28, 2006 or February 28, 2007 market price of the Company’s common stock over the exercise price.

Basic and Diluted Loss per Common Share

The Company computes loss per common share in accordance with SFAS No. 128 “Earnings per Share”. Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants, were exercised or converted into common stock. Because the Company has incurred net losses, basic and diluted loss per common share are the same.

As more fully explained in “The Conversion Feature of the Preferred Stock” section of Note 8, an imputed dividend on the Company’s preferred stock has been added to the reported net loss from continuing operations in computing the net loss from continuing operations applicable to common stockholders for the purpose of determining the related basic and diluted loss per common share.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Loss per Common Share (continued)

The equity instruments (including the common stock underlying convertible debt) excluded from the fiscal 2007 diluted loss per common share computation because their effect would be anti-dilutive approximate 35.5 million shares. The equity instruments excluded from the fiscal 2006 diluted loss per common share computation approximate 6.3 million shares. The latter includes approximately 1.5 million shares relating to the convertible debt described in the “Debt Financing Transaction” section of Note 7 and approximately 630,000 shares issued during the March 1 to July 10, 2006 period to certain vendors in settlement of trade accounts payable.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse (see Note 12).

Segment Reporting

The Company discloses information regarding segments in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting of financial information about operating segments in annual financial statements, and requires reporting selected information about operating segments in interim financial reports (see Note 10).

Registration Payment Arrangements

In December 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements (the “FSP”). Under this pronouncement, contingently payable registration payment arrangements are accounted for separately from and do not affect the classification of the underlying shares, warrants or other financial instruments subject to the registration payment provisions. A liability for a registration payment arrangement should be recognized when payment is probable and the amount is reasonably estimable (whether at inception or during the life of the arrangement) in accordance with SFAS No. 5, Accounting for Contingencies.

The FSP is effective for registration payment arrangements and the financial instruments subject to such arrangements that are entered into or modified after December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into before December 22, 2006, companies are required to account for transitioning to the FSP through a cumulative-effect adjustment to the opening balance of accumulated deficit or retained earnings in fiscal years beginning after December 15, 2006. However, early adoption of this pronouncement for interim or annual periods for which financial statements or interim reports have not been issued is permitted. Accordingly, the Company adopted the FSP effective with the quarter ended November 30, 2006; see Note 8 for additional information.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115 (“Accounting for Certain Investments in Debt and Equity Securities”) applies to all entities that own trading and available-for-sale securities.

The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders’ equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interest entities that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reporting date. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire financial instrument and not to only a portion of the instrument.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of SFAS No. 157 (see the next paragraph).

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This pronouncement codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related amendments. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 157 to have a significant effect on the Company’s financial position or results of operation.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 entitled Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on how to evaluate the materiality of an uncorrected misstatement in the current year’s financial statements using both an income statement approach (the “rollover approach”) and a balance sheet approach (the “iron curtain approach”). The latter method quantifies a misstatement based on the effects of correcting the cumulative misstatement existing in the balance sheet at the end of the current year, with the objective of avoiding a build-up of improper amounts from prior years’ errors in the balance sheet. The rollover approach quantifies a misstatement based on the amount of the error originating in the current year’s statement of operations. When prior periods are not restated, SAB 108 is effective for annual financial statements for years ended after November 15, 2006. SAB 108 did not have a material effect on the accompanying consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48, which is an interpretation of SFAS No. 109, Accounting for Income Taxes, seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 clarifies when tax benefits should be recorded in financial statements and indicates how any tax reserves should be classified in the balance sheet. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes. This pronouncement is effective for the Company in the first quarter of fiscal 2008. Management is currently analyzing the effects of adopting FIN 48, but currently does not anticipate that its adoption will have a material impact on the Company’s financial condition or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force, or “EITF”), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. INVENTORY

Inventories consisted of the following as of February 28, 2007:

	Europe	Asia	Total

Finished goods	$5,242	$112,933	$118,175

Total	$5,242	$112,933	$118,175

* See the “Inventories” section of Note 2 for additional information.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of February 28, 2007:

Vehicles	$46,482
Furniture and fittings	159,220
Location based devices	467,800
Equipment	324,634
Computer hardware	200,851
1,198,987
Less accumulated depreciation and amortization	(617,552)
$581,435

Depreciation and amortization expense related to property and equipment was approximately $129,000 and $571,000 for the years ended February 28, 2007 and 2006, respectively.

See Note 11 for additional information.

5. IMPAIRMENT AND BUSINESS DISSOLUTION

Impairment Charge

Based on certain events and transactions described in the “Closure of South African Operations and Related Events” section of Note 11, management concluded that the intangible assets recorded in connection with the acquisition of Astrata Systems and SureTrack (see below) were fully impaired as of February 28, 2006. Accordingly, the Company recorded an impairment loss in fiscal 2006 of approximately $1.9 million as follows:

Goodwill	$1,111,000
Unamortized balance of customer relationship assets and completed technology	812,000

Total	$1,923,000

In connection with the acquisitions of Astrata Systems and certain net assets of Nanini 209 CC (“Suretrack”) in fiscal 2004 and fiscal 2005, respectively, the Company recorded total goodwill of approximately $1,735,000. After an adjustment of $601,000 to account for the partial unwinding of the Suretrack transaction in fiscal 2006 (see the next paragraph), this goodwill was reduced to approximately $1,135,000. In addition, identifiable intangible assets of approximately $1,530,000 were recorded in the original accounting for the transactions described in the first sentence of this paragraph. Such goodwill (net of immaterial miscellaneous adjustments) and the unamortized February 28, 2006 balance of such identifiable intangible assets were the subject of the impairment charge described in the table above.

SureTrack Separation Transaction

As noted above, the parties to the Suretrack acquisition transaction agreed to partially unwind the acquisition in November 2005. The principal terms and conditions of the separation agreement are outlined below. Because the parties to the transactions referenced in this paragraph were located in South Africa, the Suretrack separation agreement was denominated in South African Rand.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

5. IMPAIRMENT AND BUSINESS DISSOLUTION (Continued)

SureTrack Separation Transaction (Continued)

The Company agreed (1) to waive its claim against the seller (“Nanini”) for approximately R580,000 (about $88,000 as of November 4, 2005) relating to uncollectible trade accounts receivable sold to Astrata by Nanini and (2) to transfer to Nanini all of the rights to the Satellite Assisted Machine Management System (“SAMMS”) software acquired in the original transaction, along with the associated customer relationship asset. The Company retained the Global Telemetry Monitoring System software along with the Telematics business, including the related customer base.

Nanini and its sole stockholder, William B. McKenzie, agreed to (1) waive their claim to the remaining R2 million cash portion of the purchase price, which approximated $298,000 at October 31, 2005, (2) return approximately 160,000 shares of our common stock issued in connection with the original transaction, (3) note use the “Suretrack” name in conducting any future business, and (4) execute a one year non-compete agreement in favor of the Company.

Management accounted for the separation transaction described above in a manner that restores both parties to the position that would have existed if the SAMMS business had not been sold in the original acquisition. Accordingly, the Company reduced accounts payable by approximately $213,000 to account for the extinguishment of the liability owed to McKenzie (approximately R1.4 million), reduced the deferred tax liability in an amount approximating 30% of the unamortized balance of the customer relationship asset recorded in connection with the Suretrack acquisition, charged treasury stock by approximately $484,000 (to account for the return of the Company’s common stock issued in the original transaction), reduced identifiable intangible assets by approximately $136,000 (representing the unamortized balance of the SAMMS customer relationship asset), and wrote off approximately $601,000 of goodwill.

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

6. NOTES PAYABLE TO/ADVANCE FROM RELATED PARTIES

In September 2004, Astrata Group entered into a series of agreements, pursuant to which a stockholder (who then beneficially owned approximately 5.5% of the Company’s outstanding common stock) lent $1.5 million to the Company, as an unsecured note payable. Under the amended loan agreement described in the following paragraph, the principal was due upon fifteen days’ written demand, but no later than June 30, 2005. Interest at the rate of 15%, compounded annually, is due and payable concurrently with the principal. The Company granted the stockholder two-year warrants (which vested and became fully exercisable on the grant date) to purchase up to 48,000 shares of the Company’s common stock at an initial exercise price of $2.00 per share. In connection with granting the warrants, the Company also provided certain registration rights for the shares underlying the warrants and for those shares then owned by the stockholder for a period not to exceed five years. The outstanding balance of this demand note was $1,500,000 as of February 28, 2007 and is included in notes payable to stockholders in the accompanying consolidated balance sheet. The agreement to register such stock with the SEC does not require any specific deadlines or financial penalties relating to the filing or effectiveness of a registration statement that registers any of the stockholder’s shares. The transaction described above constituted an exempt offering under Rule 506 of Regulation D to a single accredited investor. See the “Issuance of Common Stock and Other Equity Instruments” section of Note 8 for additional information regarding the transactions described in this and the following paragraph. This loan is currently outstanding. The lender has verbally agreed to extend the loan, and has not taken nor intends to take any action against the Company until the loan is renewed. Management is confident that a new agreement will be reached in the near future.

In November 2004, with retroactive effect to the date of the original borrowing, the Company and the holder amended the promissory note described in the preceding paragraph. Subject to an earlier demand for repayment, the holder was granted the option to convert any or all of the principal and any accrued interest into shares of the Company’s common stock at an initial conversion price of $5.00, subject to certain adjustments and anti-dilution provisions. The holder’s conversion privilege expires when the Company has privately issued its common stock for an aggregate of at least $10 million. In connection with such amendment, the Company also granted warrants (which vested and become fully exercisable on the grant date) to the holder to purchase up to 32,000 shares of the Company’s common stock with an initial exercise price of $5.00 per share.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

6. NOTES PAYABLE TO/ADVANCE FROM RELATED PARTIES (Continued)

In October 2004, Astrata Group entered into an agreement pursuant to which a stockholder agreed to lend $600,000 to the Company as an unsecured credit facility. The note accrued interest at 3% above the prime rate. The outstanding balance of this credit facility was approximately $376,000 as of February 28, 2006. This liability was included in the $1.5 million of notes payable that were exchanged for preferred stock and certain warrants to purchase common stock of the Company in October 2006. See “The 10/13/06 Equity Financing Transactions” and the “Accounting for the 10/13/06 Equity Financing Transaction” sections of Note 8 for additional information.

In November 2004, Astrata Group received an unsecured advance from an officer/stockholder in the amount of approximately $41,000. This advance accrued interest at the London Inter-Bank Offered Rate plus 3% and had an original maturity date of March 1, 2005 with no prepayment restrictions. The Company obtained additional financing from the officer/stockholder who agreed to extend the maturity date by providing for payment in full upon demand and adjusted the interest rate to 15% per annum. The October 2006 balance of this liability (approximately $250,000) was included in the $1.5 million of notes payable that were exchanged for preferred stock and certain warrants to purchase common stock of the Company. See “The 10/13/06 Equity Financing Transactions” and the “Accounting for the 10/13/06 Equity Financing Transactions-the Debt Extinguishment Transaction” sections of Note 8 for additional information.

In December 2004, the Company sold a $384,000 convertible demand note to one of its stockholders, who then beneficially owned approximately 6% of the Company’s outstanding common stock and had previously lent the Company $1.5 million on an unsecured basis (see the first paragraph of this Note). The holder’s conversion privilege expires when the Company has privately issued its common stock for an aggregate of at least $10 million. The principal was due upon fifteen days’ written demand, but no later than June 30, 2005. Interest at the rate of 15%, compounded annually, is due and payable concurrently with the principal. The outstanding balance of this demand note was $384,000 as of February 28, 2007 and is included in notes payable to stockholders in the accompanying consolidated balance sheet. In connection with the sale of this note, the Company granted warrants (which vested and became fully exercisable on the grant date) to the holder to purchase up to 12,000 shares of the Company’s common stock with an initial exercise price of $5.00 per share. The Company recorded the warrants as a finance charge of $28,000 using an option-pricing model to estimate their fair value. The Company provided the holder with certain registration rights for the common stock underlying the warrants granted in calendar 2004, and for the principal and interest represented by the two loan agreements. The Company is not subject to any contractual penalties in the event that any such registration statement is not timely filed or not declared effective by the SEC by any specific date. The transactions described in this paragraph constituted an exempt offering under Rule 506 of Regulation D to an accredited investor. This loan is currently outstanding. The lender has verbally agreed to extend the loan, and has not taken nor intends to take any action against the Company until the loan is renewed. Management is confident that a new agreement will be reached in the near future.

During the quarter ended May 31, 2006, the Company received working capital loans from a stockholder of approximately $351,000. During the quarter ended August 31, 2006, the Company received additional working capital loans from a stockholder of approximately $401,000. During the fourth quarter of fiscal 2007, the Company received working capital loans from stockholders (who are also Company directors) of approximately $90,000. The loans described in this paragraph are unsecured, due on demand, and carry a fixed interest rate of 15% per annum.

The aforementioned stockholder loans that were not exchanged for preferred stock and certain warrants in the third or fourth quarter of fiscal 2007 (see Note 8 for additional information) and are thus outstanding at February 28, 2007 represent approximately $107,000 of loans from stockholders, who are also Company directors. In addition, approximately $13,000 of unsecured non-interest-bearing loans received from a director of a wholly-owned subsidiary of the Company in fiscal 2006 remains outstanding at February 28, 2007.

See the “Redeemable Preferred Stock of Subsidiary” section of Note 7, the last paragraph of the “October 13, 2006 Equity Financing Transactions” section of Note 8, the “Fiscal 2007 Fourth Quarter Accounting” section of Note 8, and the “Operating Leases” section of Note 9 for other related party transactions.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

7. OTHER DEBT TRANSACTIONS

Debt Financing Transaction

In October 2005, the Company completed a private placement financing transaction and agreed to issue secured convertible notes payable to a group of accredited investors in the total amount of $2,170,000. The Company received $700,000 in cash on October 7, 2005, and $500,000 on November 22, 2005. The remaining $550,000 of net proceeds was placed in an escrow account; in connection with the transaction described in the “10/13/06 Equity Financing Transactions” section of Note 8, these funds have been returned to the investors. The notes payable, which were due in October and November 2008, were convertible into shares of the Company’s common stock at the holder’s option at a price of not less than $0.78 per share. In connection with the October 2005 transaction, the Company also issued five-year warrants to purchase a total of 480,000 shares of its common stock at an initial exercise price of $3.00 per share.

In connection with the above, the creditors/warrant holders (sometimes hereinafter collectively referred to as “the investors”) in the October 2005 debt financing transaction (as amended, the “debt financing transaction”) had certain registration rights for the common stock underlying both the warrants and the convertible debt. See Note 8 for a discussion of accounting for the contractual financial penalties associated with the investors’ registration rights.

As more fully described in Note 8, the debt financing transaction was restructured in October 2006.

Redeemable Preferred Stock of Subsidiary

In a prior year, Astrata SA issued redeemable preferred stock as part of the purchase price in acquiring Astrata Systems. Management concluded that, for accounting purposes, such stock was considered “mandatorily” redeemable; as a result, the aforementioned preferred stock was reported as a liability in the Company’s consolidated balance sheet at February 28, 2005 and 2006. Because of their resignation as employees of Astrata SA, in fiscal 2006 the owners of the preferred stock described above forfeited preferred stock with a carrying value of approximately $744,000.

Except as described in the following paragraph, in August 2006, in connection with the sale of Astrata SA’s Geomatics operations (see Note 11), the preferred stockholders agreed to accept a lesser amount in full satisfaction of the remaining liability. As a result, the Company recorded a gain on debt extinguishment of approximately $332,000 during the quarter ended August 31, 2006. Such gain has been reported as an element of income from discontinued operations in the accompanying fiscal 2007 consolidated statement of operations.

The settlement agreement with one of the aforementioned preferred stockholders provides that, in the event any cash remains in Astrata SA after all of its other assets are sold and all of its other liabilities are paid or otherwise settled, the shareholder would be entitled to a maximum of approximately $132,000. In the opinion of management, it is unlikely that any funds will be available to pay such liability. As a result, the Company recorded an adjustment to reduce this liability to zero as of February 28, 2007.

Other Matters

Because of certain convertible debt financing and the transactions described in the “10/13/06 Equity Financing Transactions” section of Note 8, the exercise prices of certain warrants outstanding at February 28, 2007 have been reduced pursuant to anti-dilution contractual requirements. As a result of the same transactions, the conversion prices of the $1.5 million convertible note payable to a stockholder issued in September 2004 (as amended in November 2004) and a $384,000 convertible note payable issued to the same stockholder in December 2004 have been reduced pursuant to anti-dilution contractual requirements. The debt instruments are outstanding at February 28, 2007.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

7. OTHER DEBT TRANSACTIONS (Continued)

Other Matters (Continued)

The combined effect of the adjustments described in the preceding paragraph and of similar adjustments, relating to previous transactions is summarized as follows:

	Exercise or Conversion Price Per Share
	Original Amount	Adjusted Amount

379,720 warrants issued in fiscal 2005	$5.00	$2.74
1,043,106 warrants issued in April and May 2005	3.50	2.05
Other warrants issued after February 28, 2005:
108,196 warrants	5.00	2.74
4,955 warrants	3.50	2.05
$1,884,000 of convertible debt	5.00	2.74

8. EQUITY TRANSACTIONS

Preferred Stock - General

The Company is authorized to issue 10,000,000 shares of Series A convertible preferred stock (which is sometimes hereinafter referred to as the “Preferred Stock”) with a par value of $0.0001 per share. As of February 28, 2007, 3,470,000 shares of Preferred Stock were issued and outstanding.

As set forth in the October 12, 2006 Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of Astrata Group Incorporated (the “Certificate of Designation”), the affirmative vote of at least 75% of the outstanding shares of Preferred Stock is required in order for the Company to take certain corporate actions, including all of the following: (a) authorize/issue/increase the authorized or issued shares of any class of capital stock (including the Preferred Stock) ranking equally with or senior to the Preferred Stock as to the distribution of assets upon liquidation or dissolution of the Company; (b) amend the provisions of the Preferred Stock in a manner that could adversely affect any right, preference or voting power of the Preferred Stock; (c) repurchase, redeem or pay dividends on any shares of capital stock that are junior to the Preferred Stock (other than contractual redemption obligations existing on October 12, 2006); (d) amend the articles of incorporation or by-laws in a manner that could affect the Preferred Stock as described in “b” above; (e) pay dividends to the owners of any class of capital stock that is junior to the Preferred Stock before paying all accrued dividends then owed to the holders of the Preferred Stock (see the “10/13/06 Equity Financing Transactions” section of this Note for additional information regarding dividends); and (f) materially change the nature of the Company’s business.

Other than as described in the immediately preceding paragraph, the Preferred Stock generally does not have any voting rights. The liquidation preference and the conversion feature of the Preferred Stock are described below in the second and third paragraphs of the “10/13/06 Equity Financing Transactions” section of this Note.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

8. EQUITY TRANSACTIONS (Continued)

CONVERTIBLE PREFERRED STOCK AND WARRANTS SOLD TO OUTSIDE INVESTOR AND ISSUED TO CERTAIN CREDITORS, AND RESTRUCTURING OF THE OCTOBER 2005 DEBT FINANCING TRANSACTION

The 10/13/06 Equity Financing Transactions

As more fully described below, on October 13, 2006 the Company entered into certain equity transactions with an unrelated entity (which has represented itself as an “accredited investor,” as that term is defined in Regulation D of the Securities Act of 1933 as amended) and certain creditors. The aforementioned unrelated entity is sometimes hereinafter referred to as the “Investor.” In the opinion of management - based in part on advice of counsel, such transactions are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”).

The Company agreed to sell a maximum of 5.5 million shares of its Preferred Stock and certain warrants to purchase its common stock for a total maximum purchase price of $5.5 million. The Preferred Stock is convertible into shares of the Company’s common stock based on a formula (see the next paragraph) set forth in the Series A Convertible Preferred Stock Purchase Agreement Dated October 13, 2006 (the “Agreement”). The Preferred Stock has a liquidation preference of $1.00 per share (the “Liquidation Preference Amount”), and a cumulative annual cash dividend equal to 8% of the Liquidation Preference Amount. Except as described above, accrued dividends are generally payable only in the event of the dissolution, liquidation or winding up of Astrata Group, or upon conversion of the Preferred Stock.

Each share of Preferred Stock is convertible into a number of shares of the Company’s common stock equal to the quotient that results from dividing $1.00 by the “Conversion Price.” As defined in the Certificate of Designation, the Conversion Price is a maximum of $0.50 per share except for adjustments relating to stock splits and stock combinations. The Conversion Price is subject to anti-dilution adjustments for reorganizations, mergers, consolidations, certain dividends and other corporate events set forth in the Certificate of Designation. Issuances of the Company’s common stock for reasons other than those described in the preceding sentence at a per-share price less than the then-current Conversion Price will generally trigger a downward adjustment of the Conversion Price, with a minimum adjusted price of $0.40 per share. However, granting stock options or other equity instruments under the Company’s employee/director stock option plan and the exercise of any such equity instruments will not result in adjustment of the Conversion Price.

Under the terms of the Agreement, the Company issued warrants to the holders of the Preferred Stock; some of these warrants are contingently exercisable only under certain conditions. Each warrant entitles the holder to purchase Company common stock based on a percentage of the shares of common stock issuable upon conversion of the Preferred Stock (the “Conversion Shares”). The Series A and B warrants each entitle the holder to purchase 75% of the Conversion Shares at an exercise price of $1.00 and $1.50 per share, respectively; such warrants vested and became exercisable upon issuance. The Series J warrants permits the holder to acquire 100% of the Conversion Shares at an exercise price of $0.50 per share, provided that the stockholder has purchased Preferred Stock in a minimum amount of $2 million. Although the J warrants did not become exercisable until January 11, 2007, they vested and were non-forfeitable upon issuance; thus, they were considered issued on the transaction date and have been accounted for during the quarter ended November 30, 2006. If the Series J warrants are exercised, the Series C and D warrants become exercisable. The latter would each permit the holder to purchase (at an exercise price of $1.00 and $1.50 per share, respectively) a number of shares equal to that obtained by exercising the J warrant; as of February 28, 2007, none of the J warrants had been exercised. Management is not presently able to determine whether the J warrants will be exercised or, if so (since a partial exercise is permitted by the warrant agreement), the number of shares that might be issued upon exercise of the J warrants. As a result, the number of shares which may be issued if and when the Series C and D warrants become exercisable is not considered reasonably estimable at this time. Therefore, management concluded that the Series C and D warrants had not reached a measurement date at February 28, 2007; accordingly, such warrants have not been recognized for accounting purposes as of that date. These warrants expire as follows: the Series J warrants in October 2007 and the other warrants in October 2011.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

8. EQUITY TRANSACTIONS (Continued)

The 10/13/06 Equity Financing Transactions (Continued)

The Company has granted registration rights (the “Registration Rights Agreement”) for the common stock underlying both the aforementioned warrants and the Preferred Stock; such common stock is sometimes hereinafter collectively referred to as the “Registrable Securities.” Under the terms of the Registration Rights Agreement, the Company is required to file a registration statement with the SEC providing for the resale of all Registrable Securities on a continuous basis pursuant to Rule 415 of the Securities Act. Until such registration statement is declared effective by the SEC, the Registrable Securities, the Preferred Stock, and the related warrants are restricted under Rule 144 of the Securities Act. The Registration Rights Agreement also provides that the Company will incur liquidated damages in the form of a cash penalty (a) because the aforementioned registration statement was not filed by November 12, 2006 or declared effective by the SEC by approximately February 12, 2007, and/or (b) if the effectiveness of such registration statement is not continuously maintained until the earlier of when all the Registrable Securities have been sold or all the Rule 144 restrictions relating to such securities have lapsed. The penalty would also be triggered if the Company’s common stock was delisted or no longer quoted by the OTCBB. The penalty is 2% per month (or any portion thereof) of the holder’s initial investment in the Preferred Stock, with a maximum penalty of 10% of the base amount.

Since the required registration statement has not yet been filed, the Company has incurred the penalty associated with both of the aforementioned deadlines. As a result, the Company recorded a liability of approximately $425,000 at November 30, 2006, and has reported the related expense in the accompanying fiscal 2007 consolidated statement of operations. See the “Registration Rights Penalties” section of Note 9 regarding the accrual of other registration rights penalties at November 30, 2006 and the adjustments of such liability during the fourth quarter of fiscal 2007.

As required by the Certificate of Designation, on January 11, 2007 the Company amended its Articles of Incorporation to increase the authorized number of shares of its common stock to 100 million in order to be able to affect the conversion/exercise of all the outstanding Preferred Stock and related warrants. Such amendment has been approved by the owners of a majority of the Company’s common stock.

On October 13, 2006, under the terms of the Agreement the Investor purchased 2.5 million shares of the Company’s Preferred Stock and received certain warrants for total consideration of $2.5 million; the net proceeds approximated $1.6 million. The Company incurred a finder’s fee of $250,000 related to this transaction; in addition, $550,000 of the gross proceeds was used to partially repay the obligations described in the “Debt Financing Transaction” section of Note 7. As part of the same transaction and as required by the Agreement, certain creditors (who are also common stockholders of the Company) exchanged $1.5 million of Company notes payable (which were due on demand) for Series A and B warrants and 1.5 million shares of Preferred Stock. One such creditor was the Company’s chief executive officer/chief financial officer, who held a promissory note payable by the Company in the amount of $250,000. Absent an election to the contrary, the Agreement limits the beneficial ownership resulting from conversion of the Preferred Stock and/or exercise of any related warrants to a maximum of 9.9% of the Company’s then outstanding shares of common stock. Based on the number of common shares outstanding at February 28, 2007 (including the common stock presently owned by the former creditors referenced above) and assuming that none of the Preferred Stock owners elect to opt out of the aforementioned ownership limitation, conversion of the outstanding Preferred Stock and exercise of the applicable warrants described in this Note would result in such stockholders owning approximately 60.5% of the Company’s then outstanding shares of common stock.

Accounting for the 10/13/06 Equity Financing Transactions

In November 2006, the Company sold to the Investor certain warrants (with the same terms as described above) and an additional 250,000 shares of Preferred Stock for gross proceeds of $250,000; net proceeds approximated $218,000. Management accounted for the various elements of such transaction in the same manner as the October 2006 sale of equity instruments to the Investor. Except when the context requires otherwise or where specifically stated to the contrary, the amounts disclosed below in the “Accounting for the 10/13/06 Equity Financing Transactions” section of this Note include those related to the transaction described in this paragraph.

Registration rights penalties related to the fiscal 2007 equity financing transactions have been accounted for as described above in accordance with FSP EITF 00-19-2. As a result, such penalties do not affect the determination of whether the warrants issued in the transactions referenced in the preceding sentence were/are derivative financial instruments. Accounting for the other aspects of the October 2006 equity financing transactions is discussed in the paragraphs which follow.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

8. EQUITY TRANSACTIONS (Continued)

Accounting for the 10/13/06 Equity Financing Transactions (Continued)

The Warrants

The Series A, B and J warrants entitle the Investor to purchase a total of approximately 13.8 million shares of the Company’s common stock at the exercise prices described above; such warrants are sometimes hereinafter collectively referred to as the “Investor Warrants.” In combination with the Preferred Stock and warrants issued to certain creditors (see “The Debt Extinguishment Transaction” section of this Note below) and the Preferred Stock sold to the Investor, the Company did not have sufficient authorized, unissued, and uncommitted shares to satisfy these potential stock issuances as of either the transaction date or November 30, 2006. Thus, based on EITF Issue No. 00-19 management concluded that the Investor Warrants were derivatives as of the dates referenced in the preceding sentence. Using the Black-Scholes option-pricing model and the assumptions described in the Company’s November 30, 2006 Form 10-QSB, management determined that the transaction-date estimated fair value of such derivatives approximated $8 million; this liability was recorded as a reduction of additional paid-in capital in the third quarter of fiscal 2007.

At November 30, 2006, the estimated fair value of the derivatives described in the preceding paragraph declined to approximately $7,040,000. As a result, the Company reduced the original warrant derivative liability accordingly and reported the mark-to-market adjustment of approximately $960,000 as other income in the condensed consolidated statements of operations for the quarter and nine-month period ended November 30, 2006. See the “Fiscal 2007 Fourth Quarter Accounting” section of this Note for additional information regarding the warrants described in this and the preceding paragraph.

The Conversion Feature of the Preferred Stock

As more fully explained above, the Preferred Stock is convertible into common stock of the Company. Based on the market price of the Company’s common stock in mid-October 2006, the Preferred Stock (i) issued to the holders of the $1.5 million of Company notes payable described above (who are sometimes hereinafter collectively referred to as “the Creditors”) and (ii) sold to the Investor contains a BCF. Considering the characteristics of the Preferred Stock set forth in the Certificate of Designation and the related discussion in SFAS No. 133, management believes that the Preferred Stock is essentially “cumulative participating perpetual preferred stock.” For that reason, the Preferred Stock is considered more akin to an equity instrument than a debt instrument on the issuance dates and as of both November 30, 2006 and February 28, 1007. Therefore, management concluded that the economic risks and characteristics of the BCF (an embedded financial instrument) are clearly and closely related to the economic risks and characteristics of the “host contract” (the Preferred Stock).

As a result of the conclusion stated immediately above, under paragraph 12(a) of SFAS No. 133 the BCF need not be separated from the host contract or accounted for as a derivative financial instrument. Hence, as explained below, management has measured the BCF using intrinsic value accounting.

Based on a relative fair value allocation (as described in APB Opinion No. 14 and certain related GAAP pronouncements) of the proceeds from the Preferred Stock transactions, the intrinsic value of the BCF on the transaction dates approximated $1,965,000; this represents an imputed dividend to the holders of the Preferred Stock. Because the Preferred Stock was convertible upon issuance, the entire dividend was charged to equity on the transaction dates. However, since the Company did not have any retained earnings in October or November of 2006, the imputed dividend was accounted for by reducing additional paid-in capital. Accounting for such dividends also requires that they be credited (i.e., added) to additional paid-in capital; as a result, the net effect of the BCF accounting on the Company’s February 28, 2007 total stockholders’ deficit was nil.

For purposes of reporting the basic and diluted loss per common share, the imputed dividend to the preferred stockholders discussed above has been added to the net loss from continuing operations in determining the net loss from continuing operations applicable to common stockholders in the accompanying fiscal 2007 consolidated statement of operations.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

8. EQUITY TRANSACTIONS (Continued)

Accounting for the 10/13/06 Equity Financing Transactions (Continued)

The Debt Extinguishment Transaction

In exchange for notes payable of $1.5 million held by the Creditors, the Company issued Series A and B warrants and 1.5 million shares of Preferred Stock in October 2006. For reasons described above, management concluded that such warrants were derivatives as of both the transaction date and November 30, 2006. Using the Black-Scholes option-pricing model and based on the assumptions described in the Company’s November 30, 2006 Form 10-QSB, management determined that the transaction-date estimated fair value of such derivatives approximated $2,745,000. As more fully explained in the following paragraph, this liability has been recorded in accounting for the debt extinguishment transaction. At November 30, 2006, the estimated fair value of such derivatives had declined to approximately $2,430,000. Thus, the Company reduced the original warrant derivative liability accordingly and reported the mark-to-market adjustment of approximately $315,000 as other income in the condensed consolidated statements of operations for the quarter and nine-month period ended November 30, 2006. See the “Fiscal 2007 Fourth Quarter Accounting” section of this Note for additional information regarding the warrants described in this paragraph.

On October 13, 2006, the Preferred Stock issued to the Creditors was convertible into 3 million shares of the Company’s restricted common stock. Based on the estimated fair value of such common stock, management determined that the fair value of the Preferred Stock approximated $2,800,000 upon issuance. As stated above, the transaction-date estimated fair value of the warrants issued to the Creditors approximated $2,745,000. Thus, the total estimated fair value of the “basket” of equity instruments received by the Creditors approximated $5.5 million. As a result, approximately $4,045,000 has been reported as a loss on debt extinguishment in the accompanying fiscal 2007 consolidated statement of operations.

Fiscal 2007 Fourth Quarter Accounting

For the October 13, 2006 Equity Financing Transactions

As noted above, (a) the warrants issued in the October 13, 2006 equity financing transactions were accounted for as derivatives on the transaction date and as of November 30, 2006 because (b) the Company did not then have sufficient authorized unissued shares to satisfy all of its commitments to issue common stock, including the exercise of such warrants and conversion of the related Preferred Stock. As more fully explained elsewhere in this Note, condition (b) in the preceding sentence was eliminated on January 11, 2007 when the Company increased the number of its authorized shares of common stock.

Based on advice of counsel, management has determined that (1) the Company has the contractual ability to settle the aforementioned warrant agreements in unregistered shares and (2) the October 2006 withdrawal of its registration statement does not prevent the Company from delivering unregistered shares (as described in this paragraph) in an exempt transaction without a significant risk of “integration” of such transaction under Regulation D of the Securities Act.

Management has reviewed the other conditions in EITF No. 00-19 (as amended) that are required for equity classification of certain contracts. Based on that analysis and the conclusions stated in the preceding paragraph, as of February 28, 2007 the Company reclassified the warrants issued in the October and November 2006 equity financing transactions.

In connection with management’s fourth-quarter assessment of the above warrants, the Company adjusted the related liability to its January 11, 2007 estimated fair value. As a result, management recorded a mark-to-market adjustment of approximately $3,615,000 which has been included in other expense (“Change in fair value of derivative warrant liability”) in the accompanying fiscal 2007 consolidated statement of operations. The balance of the warrant liability after such adjustment (approximately $13,172,000) has been reported as a permanent equity investment in the accompanying February 28, 2007 consolidated balance sheet.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

8. EQUITY TRANSACTIONS (Continued)

Fiscal 2007 Fourth Quarter Accounting (Continued)

For Certain Fiscal 2007 Fourth Quarter Transactions

Based on the facts and conclusions set forth in “Fiscal 2007 Fourth Quarter Accounting - For the October 13, 2006 Equity Financing Transactions” immediately above and elsewhere in this Note, the issuance of Series A and B warrants (with the same terms as described above) and Preferred Stock during the quarter ended February 28, 2007 was accounted for as follows:

•	The December 2006 sale of 50,000 shares of Preferred Stock, and issuance of warrants to purchase 150,000 shares of common stock:

1.	At the transaction date, the warrants were accounted for as derivatives; and

2.	On January 11, 2007, the warrants were reclassified to equity after recording the mark-to-market adjustment as of that date.

•
Since the following transactions were consummated after January 10, 2007 and based on advice of counsel as noted above, management determined that the warrants described below were not derivatives on the transaction date or at February 28, 2007.

A.
The conversion by an Astrata director of approximately $400,000 of Company notes payable into warrants (to purchase a total of 1.2 million shares of the Company’s restricted common stock) and 400,000 shares of Preferred Stock;

B.
The executive chairman of the Company’s Board of Directors exchanged $500,000 of salary owed to him for warrants (to purchase a total of 1.5 million shares of the Company’s restricted common stock) and 500,000 shares of Preferred Stock; and

C.
A management-level employee of a wholly-owned Company subsidiary exchanged $170,000 of salary owed to him for warrants (to purchase a total of 510,000 shares of the Company’s restricted common stock) and 170,000 shares of Preferred Stock.

•
The creditors in the transactions referenced in A-C immediately above effectively could have elected to receive cash instead of the equity instruments that were issued by the Company. Thus, management determined that the face amount of the liabilities was the most objective evidence of the estimated fair value of the nonmonetary assets issued to the parties in these transactions. As a result, the Company did not record any gain or loss on the aforementioned debt extinguishment transactions.

•	The BCF of the Preferred Stock issued in the transactions listed immediately above was accounted for as follows:

The Preferred Stock issued in these fourth-quarter transactions contains a BCF. The intrinsic value of the BCFs (measured as described above in this Note) on the transaction dates totaled approximately $578,000; this represents an imputed dividend to the holders of the Preferred Stock. Such dividend was charged to additional paid-in capital on the transaction dates; see “The Conversion Feature of the Preferred Stock” section of this Note for additional information, including the impact of the imputed dividend on determining the net loss from continuing operations applicable to common stockholders for purposes of reporting the fiscal 2007 loss per common share.

•
The registration rights penalties (approximately $112,000) associated with the fourth-quarter transactions summarized above have been recorded, and are reflected in the accompanying February 28, 2007 consolidated financial statements.

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

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

8. EQUITY TRANSACTIONS (Continued)

Restructuring of the October 2005 Debt Financing Transaction (Continued)

The October 2006 debt restructuring (the “Restructuring”) provides that all of the original agreements documenting the debt financing transaction are void, and thus are no longer binding on any of the parties to the October 2005 transaction. As part of the Restructuring, the Company issued four non-interest-bearing unsecured non-convertible promissory notes payable (the “2006 notes payable”) to the October 2005 Creditors in the total amount of $1,200,000; such notes were due in quarterly installments of $400,000 each beginning January 15, 2007. The 2006 notes payable were issued in exchange for the outstanding balance of the notes payable ($938,000) resulting from the debt financing transaction. There is no penalty for prepayment of the 2006 notes payable after December 30, 2006.

As of May 21, 2007, the Company had not made either of the $400,000 payments that were due on January 15, 2007 and April 15, 2007 under the terms of the 2006 notes payable. Management has entered into negotiations toward revising the terms of the note.

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

The October 2005 Creditors have retained the warrants to purchase 480,000 shares of the Company’s common stock issued in the original transaction. See the “Debt Financing Transaction” section of Note 7 to the Company’s February 28, 2006 consolidated financial statements included in its Form 10-KSB for the year then ended for additional information regarding such warrants. The Company has also executed an agreement whereby the October 2005 Creditors have been given “piggyback” registration rights for the common stock underlying the warrants described in this paragraph and for the default shares; such rights became effective in April 2007. The Company will not be liable for penalties if any related registration statement is not filed or declared effective by the SEC by any particular date.

Accounting for the Restructuring

The Warrants Retained by the October 2005 Creditors

When the debt financing transaction was consummated, management determined that the warrants described in the preceding paragraph were derivatives because there was not an explicit limit on the related registration rights penalties. Under the terms of the Restructuring, there are no penalties associated with the registration rights presently held by the October 2005 Creditors. GAAP requires that management re-assess derivative financial instruments and “potential” derivatives at each reporting date in order to ascertain whether their classification (as equity or an asset/liability) has been altered by any transactions or other events during the intervening period.

After conducting such re-assessment, management determined that the warrants referenced immediately above ceased to be derivatives in mid-October 2006. As a result, the Company recorded an adjustment of approximately $225,000 to reduce the warrant liability to its estimated fair value at October 12, 2006; this adjustment has been reported as other income in the accompanying fiscal 2007 consolidated statement of operations. The balance of the warrant liability (after reflecting such adjustment) of approximately $200,000 has been credited to additional paid-in capital in the accompanying consolidated balance sheet.

The BCF, Deferred Financing Costs, and Discount Related to the October 2005 Notes Payable

Since the notes payable in the debt financing transaction were restructured with substantially different terms, the unamortized October 12, 2006 balance of the BCF, the debt issuance discount, and the deferred financing costs associated with such notes in the total amount of approximately $850,000 has been charged to interest expense in the accompanying fiscal 2007 consolidated statement of operations.

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

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

8. EQUITY TRANSACTIONS (Continued)

Accounting for the Restructuring (Continued)

In measuring gain or loss on an extinguished debt instrument that contained an embedded beneficial conversion feature, EITF Issue No. 98-5 states that part of the “reacquisition price” is considered to be the cost of repurchasing the BCF. The latter pronouncement requires that the amount allocated to the BCF for that purpose be its extinguishment-date intrinsic value, which has been determined by management in order to measure the debt extinguishment transaction. The residual (after such allocation) and the carrying amount of the 2005 notes payable (net of the unamortized balance of the related BCF) have been considered in measuring the loss on extinguishment of the notes payable in the debt financing transaction. As a result, a loss on debt extinguishment of approximately $380,000 has been reported in the accompanying fiscal 2007 consolidated statement of operations.

The Liability for Registration Rights Penalties

Through mid-October 2006, the Company incurred certain penalties in connection with the debt financing transaction as a result of failing to meet the effectiveness-date deadline for the registration statement required by the related agreement with the October 2005 Creditors. As noted above, the Company issued 500,000 shares of its restricted common stock to such creditors in exchange for their waiver of all Company defaults related to the debt financing transaction, including forgiveness of the liability for registration rights penalties. Based on the estimated fair value of the common stock described in the preceding sentence, the Company recorded a gain on extinguishment of the liability associated with the aforementioned penalties; such gain is not significant to the accompanying consolidated financial statements.

Mark-to-Market Adjustments Relating to Derivative Accounting

A summary of the Company’s fiscal 2007 mark-to-market adjustments relating to the warrants described in this Note is as follows:

Other Income (Expense)

Warrants issued to and retained by the October 2005 creditors (including approximately $225,000 in the third quarter of fiscal 2007)	$531,796

At November 30, 2006:

Warrants issued to the Investor in October and November 2006	962,500

Warrants issued to the Creditors in October 2006	315,000

At January 11, 2007:

Warrants issued in the 10/13/06 equity financing transactions	(3,588,000)

Warrants issued in December 2006	(22,500)

Total	$(1,801,204)

The above total represents “Other expense - change in fair value of derivative warrant liability” reported in the accompanying fiscal 2007 consolidated statement of operations.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

8. EQUITY TRANSACTIONS (Continued)

Issuance of Common Stock and Other Equity Instruments

Fiscal 2007

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

During the quarter ended May 31, 2006, the Company issued 25,000 shares of its restricted common stock in exchange for services provided by consultants. Such shares were valued at approximately $38,000 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). Such amount was recorded as compensation expense and included in other selling, general and administrative expenses in the accompanying consolidated statement of operations. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

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

During the quarter ended November 30, 2006, the Company issued 500,000 shares of its restricted common stock in exchange for registration rights penalties. Such shares were valued at approximately $429,250 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

During the quarter ended February 28, 2007, the Company issued 60,426 shares of its restricted common stock in exchange for services provided by consultants. Such shares were valued at approximately $47,850 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

8. EQUITY TRANSACTIONS (Continued)

Issuance of Common Stock and Other Equity Instruments (Continued)

During the quarter ended February 28, 2007, the Company issued 332,867 shares of its restricted common stock in exchange for the conversion of registration rights penalties with a value at approximately $407,000 (estimated to be the fair value based on the trading price on the issuance date). The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

During the quarter ended February 28, 2007, the Company issued 138,664 shares of its common stock in exchange for services provided by consultants. Such shares were valued at approximately $110,000 (estimated to be the fair value based on the trading price on the issuance date). The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

During the quarter ended February 28, 2007, the Company also issued 200,000 shares of its restricted common stock in exchange for services provided by an employee. Such shares were valued at approximately $196,000 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

During the quarter ended February 28, 2007, the Company issued 3,800,000 shares of its restricted common stock for the conversion of 1,900,000 shares of preferred stock. The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

Fiscal 2006

In April 2005, the Company entered into a series of agreements pursuant to which it sold 950,142 units of its securities at $3.50 per unit, or an aggregate of approximately $3,325,000 in net proceeds. Each unit consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an initial exercise price of $3.50. The warrants vested and became fully exercisable on their issuance dates. The Company also provided certain "piggy-back" registration rights for the shares and the shares underlying the warrants for a period not to exceed five years and agreed to file a re-sale registration statement with the SEC covering the registrable securities. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to accredited investors.

In May 2005, the Company entered into a series of agreements pursuant to which it sold 92,964 units of its securities at $3.50 per unit, or an aggregate of approximately $325,000 in net proceeds. Each unit consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an initial exercise price of $3.50. The warrants vested and became fully exercisable on their issuance dates. The Company also provided certain "piggy-back" registration rights for the shares and the shares underlying the warrants for a period not to exceed five years and agreed to file a re-sale registration statement with the SEC covering the registrable securities. The transactions described in this paragraph constituted exempt offerings under Rule 506 of Regulation D to accredited investors.

The Company also granted 32,000 warrants to purchase 32,000 shares of its common stock to extend the maturity date of the $1.5 million note payable to one of its shareholders. The fair value of such warrants was estimated at $58,000 using the Black-Scholes valuation model assuming volatility of 110%, expected life of two years and a risk-free interest rate of 3%.

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

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

8. EQUITY TRANSACTIONS (Continued)

Issuance of Common Stock and Other Equity Instruments (Continued)

In October 2005, the Company issued 50,000 shares of its common stock to satisfy a liability to a consultant that was provided over a three-month period. Such shares were valued at $102,750 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). Such amount was recorded as compensation expense and included in selling, general and administrative in the accompanying consolidated statement of operations. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

In October 2005, the Company also issued 50,000 shares of its common stock to a newly appointed, non-management director in consideration for the director's services. These shares were valued at $51,000 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). Such amount was recorded as deferred compensation and is being amortized to consulting expense over the service period of two years. The transaction described in this paragraph constituted an exempt offering under Rule 506 of Regulation D to accredited investors.

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

In February 2006, the Company issued 25,000 shares of its common stock in exchange for services provided by consultants. The shares were valued at $46,251 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). Such amount was recorded as compensation expense and included in selling, general and administrative in the accompanying consolidated statement of operations. The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

8. EQUITY TRANSACTIONS (Continued)

Issuance of Common Stock and Other Equity Instruments (Continued)

Warrants

During the year ended February 28, 2005, in connection with certain financing arrangements, private placements and bridge loan, the Company issued 628,148 warrants to purchase one share of restricted common stock at an exercise price of $5.00 and $2.00 exercisable between two and five years from September 27, 2004. During the year ended February 28, 2006, the Company issued 1,732,493 warrants each to purchase one share of restricted common stock at exercise prices ranging from $1.50 to $3.50 in connection with the financing arrangements and private placements described above, with a contractual life of five years. See Note 8 for a description of the warrants issued in fiscal 2007.

The number of outstanding and exercisable warrants as of February 28, 2007 is provided below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years

Outstanding at February 28, 2005	628,148	$4.77
Granted	1,732,493	2.98
Exercised	-	-
Cancelled or forfeited	-	-

Outstanding at February 28, 2006	2,360,641	3.45
Granted	32,660,000	1.02
Exercised
Cancelled or forfeited	(248,428)	4.42

Outstanding at February 28, 2007	34,772,185	$1.16	4.0

Exercisable at February 28, 2007	34,772,185	$1.16	4.0

The following table summarizes information concerning outstanding and exercisable warrants at February 28, 2007:

		Weighted
		Average
	Number of	Remaining	Weighted	Exercisable	Weighted
	Warrants	Contractual Live	Average	As of	Average
Range of Exercise Prices	Outstanding	(in Years)	Exercise Price	2/28/2007	Exercise Price
$0.50	6,620,000	1.4	$0.50	6,620,000	$0.50
$1.00	13,020,000	4.7	$1.00	13,020,000	$1.00
$1.50	13,113,500	4.7	$1.50	13,113,500	$1.50
$2.00	480,000	3.6	$2.00	480,000	$2.00
$3.50	1,158,965	3.1	$3.50	1,158,965	$3.50
$5.00	379,720	2.4	$5.00	379,720	$5.00
	34,772,185	4.0	$1.16	34,772,185	$1.16

The total shares subject to warrants exercisable as of February 28, 2006 were 2,360,613 with a weighted average exercise price of $3.45.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

8. EQUITY TRANSACTIONS (Continued)

Stock Option Plan

In December 2004, the Company’s Board of Directors (“BOD”) approved the 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan is intended to provide a means by which selected employees, directors of and consultants to the Company, or its affiliates, can receive options to purchase common stock of the Company, and other equity interests in the Company as more fully described in the 2004 Plan. As amended on April 27, 2005 (subject to stockholder approval, to the extent required), the 2004 Plan provides for the issuance of options to purchase 2.4 million shares of the Company’s common stock, subject to any adjustments required or permitted by the 2004 Plan.

The 2004 Plan provides for the granting to employees (including those who are also directors and officers) of options intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and for the granting of non-statutory stock options to directors, employees and consultants. The BOD of the Company currently administers the 2004 Plan.

The exercise price of incentive stock options granted under the 2004 Plan must be at least equal to the fair market value of the common stock on the grant date. As to any participant who owns shares representing more than 10% of the voting power of all classes of the Company’s outstanding capital stock, the exercise price of any incentive or non-statutory stock options must be equal to at least 110% of the fair market value on the grant date, and the maximum term of such options may not exceed five years. Upon a merger of the Company, the options outstanding under the 2004 Plan will terminate unless assumed or substituted for by the successor corporation. As of February 28, 2007, 1,896,600 options have been granted, 788,525 options have been cancelled (principally relating to employees who were terminated in connection with exiting the South African market, as more fully described in Note 11), and 1,291,925 options are available for grant under the 2004 Plan.

The following table summarizes information concerning outstanding options at February 28, 2007:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years

Outstanding at February 28, 2005	1,296,600	$5.00
Granted	600,000	1.30
Exercised	-	-
Cancelled or forfeited	(99,450)	5.00

Outstanding at February 28, 2006	1,797,150	3.91
Granted	-
Exercised	(83,325)	1.30
Cancelled or forfeited	(689,075)	4.37

Outstanding at February 28, 2007	1,024,750	$3.56	3.1

Exercisable at February 28, 2007	549,833	$3.56	3.1

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

8. EQUITY TRANSACTIONS (Continued)

Stock Option Plan (Continued)

The following table summarizes information concerning outstanding and exercisable options at February 28, 2007:

		Weighted
		Average
	Number of	Remaining	Weighted	Exercisable	Weighted
	Options	Contractual Live	Average	As of	Average
Range of Exercise Prices	Outstanding	(in Years)	Exercise Price	2/28/2007	Exercise Price

$1.30	400,000	3.5	$1.30	133,333	$1.30
$5.00	624,750	2.9	$5.00	416,500	$5.00
	1,024,750	3.1	$3.56	549,833	$3.56

The total shares subject to options exercisable as of February 28, 2006 were 1,797,150 with a weighted average exercise price of $3.76.

On December 8, 2004, the BOD approved granting approximately 1.3 million stock options to certain employees. Since the Company’s common stock was not quoted on the OTC Bulletin Board until December 16, 2004, it was necessary for the BOD to make a good-faith determination of the estimated grant-date fair value of the Company’s common stock. Based in part on a recommendation by the Company’s investment advisor, the BOD determined that such value approximated $5.00 per share. The outstanding employee stock options granted in fiscal 2005 have an exercise price of $5.00 per share; expire five years from the issuance date, and vest over a three-year period.

On July 1, 2005, the Company filed a registration statement on Form S-8 to register the 2.4 million shares underlying the stock options that have been or may be granted under the 2004 Plan. Such registration statement became effective upon filing with the SEC.

In October 2005, the Company’s BOD approved granting 600,000 stock options to certain employees. These stock options have an exercise price of $1.30 per share (the trading price on the grant date), expire five years from the issuance date, and vest over a three-year period. During fiscal 2007, 83,325 of these options were exercised and 116,675 were cancelled.

The weighted average grant-date estimated fair value of the stock options and warrants granted in fiscal 2006 and 2007 approximated $3.8 million and $3.6 million, respectively. The aggregate February 28, 2007 intrinsic value of stock options and warrants that are exercisable as of that date approximated $5.3 million.

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

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

9. OTHER COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases

As of February 28, 2007, the Company occupies facilities under operating lease agreements expiring on various dates through August 2014. Certain leases include future rental escalations and renewal options. As of February 28, 2007, minimum payments under operating leases approximated the following for the fiscal years ending February 28/29 listed below:

2008	$64,304
2009	46,243
2010	43,730
2011	43,730
2012	3,644

$201,651

Rent expense approximated $151,000 and $847,000 for the years ended February 28, 2007 and 2006, respectively.

Astrata previously leased facilities from an entity controlled by two directors of a Company subsidiary under operating leases, which were cancelled in 2007. The fiscal 2007 and 2006 rent expense disclosed above includes expenses from such leases of approximately $243,000 during 2006 with no related party rent during 2007.

Employment Agreements

With the approval of the Board of Directors, on October 7, 2005 the Company entered into employment agreements with its Executive Chairman of the Board (“Harrison”) and it's Chief Financial Officer (“Euler”). Under the terms of such agreements, these employees are entitled to annual salaries as follows: Harrison: (British pounds) 140,000; and Euler: $215,000. These agreements provide for an annual performance bonus of up to 100% of the employee’s base salary, subject to approval by the Compensation Committee of the Board of Directors. The Compensation Committee was established by the Board of Directors on October 7, 2005.

The above employment agreements may be terminated by the Company at any time without cause. Under such circumstances, each employee is entitled to a severance payment equal to twenty four months of his salary. Harrison may terminate his employment agreement at any time upon 180 days’ written notice. Additionally, under the terms of the employment agreements described above, each employee is entitled to certain benefits (including paid vacation and health care), and is eligible to receive incentive equity grants approved by the Compensation Committee. In the event the employment relationship is terminated within six months of a change-of-control transaction, each employee will be entitled to a payment equal to two years’ salary.

On September 1, 2005, the Company entered into an employment agreement with Lyman Smith (“Smith”) as Managing Director Africa Middle East Region. Under the terms of such agreement, the employee is entitled to annual salary of $185,000. The agreement provides for an annual performance bonus of up to 50% of base salary, with a guarantee of $20,000 per annum. The agreement includes a housing allowance for a period of three years, annual vacation, health care and participation in the Company’s employee stock option plan. The agreement may be terminated by the Company at any time without cause with thirty days written notice with a severance allowance of six months of salary. The employee my terminate employment upon 180 days’ written notice to the Company. In the event the employment relationship is terminated because of a change-of-control transaction, the employee will be entitled to a payment equal to two years’ salary.

On September 1, 2006, the Company entered into an employment agreement with Hoyt Layson Jr. (‘Layson”) as Chief Technical Officer. Under the terms of such agreement, the employee is entitled to annual salary of $200,000. The agreement provides for an annual performance bonus of up to 50% of base salary. The agreement includes vacation and health care benefits. The agreement may be terminated by the Company at any time without cause with thirty day written notice with a severance allowance of six months of salary

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

9. OTHER COMMITMENTS AND CONTINGENCIES (Continued)

Resignation of CEO

Effective January 23, 2006, the Company appointed Euler as its acting Chief Executive Officer (“CEO”) while the Board of Directors seeks a permanent CEO; Euler replaced Trevor Venter in that position. Euler continues as the Company’s Chief Financial Officer and Secretary, positions he has held since January 2004 and January 2005, respectively.

Government Contract

In December 2004, a subsidiary of the Company was awarded a fixed-price contract to provide the Singapore government’s Civil Defense Force (the “SCDF”) with software and hardware in an integrated control system designed to provide real-time tracking (the “System”) of vehicles that are authorized to transport hazardous materials within the country. The contract amount approximates 2.0 million Singapore dollars, or about $1.2 million as of November 30, 2005 (the “Contract”). During the year ended February 28, 2006, the Company recognized revenue on the Contract of approximately $800,000.

In the opinion of management, the Contract was completed on or before September 30, 2005 (the required contractual completion date) in accordance with its terms. Thus, it is not presently expected that the Company will be assessed any liquidated damages (which are limited to 10% of the Contract price) for late completion. SCDF has the right to withhold the final 10% of the Contract price (the “retention”) until approximately sixteen months after the System has completed certain acceptance tests specified in the Contract; such tests were successfully completed in December 2005. As of January 18, 2007, the Company has collected the retention. The Company is obligated to warrant the System for a one-year period beginning approximately fourteen weeks after the System has passed all of the aforementioned acceptance tests. The time frames described in the preceding two sentences assume that the “performance guarantee period” (as defined) is not extended beyond the original time specified in the Contract.

SCDF has the right to audit all of the Company’s subsidiaries which provided goods or services under the Contract in order to ensure that there is appropriate internal control and compliance with the terms of the Contract.

Registration Rights Penalties

The Company is contractually liable for certain penalties because its registration statement was not filed (or expected to be declared effective by the SEC) by the deadline dates. Based on the then-current estimate of the filing and effective dates of such registration statement and the contractual deadlines, as of November 30, 2006 the Company had accrued estimated penalties and related interest of approximately $924,000 relating to the third-quarter fiscal 2007 Preferred Stock transactions discussed in Note 8 and the April/May 2005 sale of equity units. See the “October 13, 2006 Equity Financing Transactions” section of Note 8 for additional information regarding certain matters discussed in this paragraph.

In the fourth quarter of fiscal 2007, the above liability for registration rights penalties was adjusted as described below:

A.	Increased by approximately $112,000 as a result of the issuance of additional warrants and Preferred Stock during the quarter ended February 28, 2007; and

B.
Reduced by approximately $409,000 as a result of the Company issuing 332,867 shares of its restricted common stock to the owners of the equity units sold in April/May 2005 in full satisfaction of such liability. These equity unit owners effectively could have elected to receive cash instead of the common stock issued by the Company. Thus, management determined that the face amount of the liability was the most objective evidence of the estimated fair value of the nonmonetary assets issued to the parties in this transaction. As a result, the Company did not record any gain or loss on the aforementioned debt extinguishment transaction.

C.	Reduced as a result of other adjustments by approximately $66,000.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

9. OTHER COMMITMENTS AND CONTINGENCIES (Continued)

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

Other Matters

See Note 14 for other commitments.

10. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

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

Measurement of Segment Assets and Operating Loss

Since June 2006, the Company has operated in only one segment. Thus, management no longer measures segment assets, gross profit/loss or operating loss.

With a view toward complying with certain transfer pricing requirements, management seeks to establish arm’s-length selling prices for the Company’s products and services sold in intercompany transactions. A finder’s fee may be paid to the employee who identifies the external customer, which could be in a different country than the selling segment/subsidiary of the Company. Travel expenses incurred by executive management are charged to the subsidiary/segment located in the country of destination. Corporate overhead is currently borne by Astrata; however, in the future management intends to develop a more rational method of allocating such expenses to the subsidiaries which benefit from the related services provided by the executive management team.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

10. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION (Continued)

Geographic Information

Certain condensed geographic information is presented below including property and equipment, revenues, gross profit or loss and operating (loss):

For the year ended February 28, 2007:

	Property and		Gross	Operating
	Equipment, net	Revenue	Profit (Loss)	Expenses	Income (Loss)

Asia	$463,970	$3,029,370	$2,093,202	$2,072,534	$20,668
United States	-	-	-	5,020,018	(5,020,018)
Western Europe	117,465	442,650	(503,565)	1,118,965	(1,622,530)

Total	$581,435	$3,472,020	$1,589,637	$8,211,517	$(6,621,880)

For the year ended February 28, 2006:

	Property and		Gross	Operating
	Equipment, net	Revenue	Profit (Loss)	Expenses	(Loss)
Continuing Operations:

Asia	$431,135	$2,646,158	$901,030	$1,921,049	$(1,020,020)
United States	2,933	-	-	3,153,204	(3,153,204)
Western Europe	316,994	412,675	(63,471)	3,038,145	(3,101,616)

Total	$751,062	$3,058,833	$837,559	$8,112,398	$(7,274,840)

Discontinued Operations:

South Africa	227,130	11,727,929	3,577,123	9,877,607	(6,300,483)

Total from continuing and discontinued operations	$978,192	$14,786,762	$4,414,682	$17,990,005	$(13,575,323)

Because the Company discontinued its Geomatics operations in fiscal 2007 (see Note 11), the fiscal 2006 consolidated statement of operations included in the Company’s February 28, 2006 Form 10-KSB has been recast to separately report discontinued operations. As a result, the table immediately above is presented to segregate certain fiscal 2006 geographic information between continuing and discontinued operations.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

11. DISCONTINUED OPERATIONS

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

Management believes that the Company has not incurred any material contingent liabilities in connection with the transactions and events described in the preceding paragraph or in the “Sale of Geomatics Business in South Africa” section of this Note. The Company did not recognize any losses for write-downs (to fair value, less cost to sell) of any assets related to discontinued operations during the year ended February 28, 2007. As described in the following paragraph, operations reported as discontinued in the accompanying consolidated statements of operations are not expected to generate any significant continuing cash flows after May 31, 2006.

The Company had total receivables relating to discontinued Telematics operations (in South Africa) of approximately $54,000 at February 28, 2007. While management expects to collect such receivables by approximately May 31, 2007, this does not involve any continuing operations; the business activity related thereto has been limited to the effort expended in the collection process. The collection of such receivables is a nonrecurring event for the Company, and the cash will be principally used to pay liabilities that are reported as related to assets held for sale at February 28, 2007. Thus, management has concluded that the Company does not have any active continuing involvement with the components that have been classified as discontinued operations in the accompanying consolidated financial statements.

The income from discontinued operations (net of tax) reported by the Company for the year ended February 28, 2007 is summarized as follows:

For the six months ended February 28, 2007:
Discontinued operations	$(19,353)
Income from sale of Astrata SA’s Geomatics business	124,000
		$104,647
For the six months ended August 31, 2006:
Disposal and other non-operating transactions:
Income from sale of Astrata SA’s Geomatics business (see below)	1,484,000
Gain on extinguishment of liability for redeemable preferred stock of subsidiary (see Note 7)	332,000
Gain on relief from net liabilities resulting from the liquidation of Astrata Systems (see below)	326,000
	2,142,000
Loss from discontinued operations	(1,653,000)

Total income from discontinued operations for the six months ended August 31, 2006		489,000

Income from discontinued operations for the year ended February 28, 2007		$593,647

Over 90% of Astrata SA’s revenues for the year ended February 28, 2007 (which totaled approximately $3.6 million) relate to the Company’s former Geomatics operations. The income from discontinued operations for the six months ended August 31, 2006 includes interest expense of approximately $60,000 and severance pay of approximately $210,000 incurred during the May 31, 2006 quarter.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

11. DISCONTINUED OPERATIONS (Continued)

Sale of Geomatics Business in South Africa

In a Form 8-K filed with the SEC on June 23, 2006, the Company announced the following:

Astrata South Africa (Pty) Ltd (sometimes hereinafter referred to as the “Subsidiary”) is a wholly owned subsidiary of the Company. The Subsidiary’s primary activity was the marketing, sale, and service of products for the Geomatics industry, which the Company did not sell or support outside of Africa. As an extension to the strategic growth plan announced earlier this year, the Company elected to divest the Subsidiary’s Geomatics business and re-allocate its resources exclusively to the Telematics business. This decision is supported by the Company’s announcement on June 14, 2006 of a sales order for $17 million of Telematics products to a single European customer.

In connection with the above, as of March 28, 2006, the Subsidiary was indebted to Chesterfin (Pty) Ltd (“Chesterfin”) under a line of credit in the amount of approximately $455,000, used primarily to support Geomatics products and sales. This indebtedness was secured under a general notarial bond by the Subsidiary’s assets, including the assets of the Geomatics business. On March 28, 2006, Chesterfin, with the Company’s concurrence, executed its interests in the general notarial bond and, on March 31, 2006, sold its claims against the Subsidiary under the bond to Trimble Navigation Limited (“Trimble”).

Trimble was the Subsidiary’s largest supplier of Geomatics products, and the Subsidiary was Trimble’s largest distributor of Geomatics products in Africa.

On April 24, 2006, Trimble registered its interest in the general notarial bond and, subsequently, through a court order, affirmed its rights under such bond. As part of the exercise of those rights, Trimble agreed to transfer the Subsidiary’s Geomatics business and certain moveable assets to Astrata Geomatics (Pty) Ltd, a newly established entity that is not affiliated with the Company.

In consideration of these transactions, the Subsidiary received: (i) a credit in the amount of the outstanding balance under the Chesterfin line of credit of approximately $455,000 plus interest calculated at the rate of 12.5% per annum from May 12, 2006; (ii) a credit of approximately $3,350,000 plus interest at 1% per month from the due date of each invoice due to Trimble; and, (iii) an assumption by the purchaser of all liabilities with respect to the Subsidiary’s Geomatics business as of May 31, 2006, including trade creditors and all other obligations, but excluding liabilities that relate to any form of tax.

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

As more fully explained elsewhere in these notes to the consolidated financial statements, management considered the transactions and events described in the two immediately preceding paragraphs and in the “Sale of Geomatics Business in South Africa” section of this Note in (a) measuring the adjustment to reduce inventory to its estimated net realizable value and (b) reviewing the Company’s intangible and other long-lived assets for possible impairment as of February 28, 2006. The matters described in the preceding sentence resulted in total fiscal 2006 expense of approximately $3.1 million.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

11. DISCONTINUED OPERATIONS (Continued)

Deconsolidation and Effective Disposition of Astrata Systems

Effective May 31, 2006, Astrata Systems was closed and its continuing operations terminated. Management voluntarily placed the entity in liquidation when a winding-up order (a “statement of affairs”) was filed in June 2006 with the appropriate agency in South Africa. When the statement of affairs was filed, Astrata Systems had an excess of liabilities to outsiders over assets (“excess liabilities”) with a carrying value of approximately $326,000. Based on advice of local counsel, management has determined that (1) Astrata Systems is no longer responsible for the excess liabilities and (2) neither the assets of Astrata Group nor any of its other subsidiaries are available to the creditors of Astrata Systems. Therefore, management concluded that the Company had effectively disposed of Astrata Systems, and the Company recorded a gain on debt extinguishment of approximately $326,000 during the quarter ended August 31, 2006. Such gain has been reported as an element of income from discontinued operations in the accompanying consolidated statement of operations for the year ended February 28, 2007.

For reasons explained in the preceding paragraph, the accounts of Astrata Systems were deconsolidated from the Company’s consolidated financial statements effective June 2006.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

12. INCOME TAXES

The components of the pretax loss from continuing operations are as follows for the years ended February 28:

	2007	2006

United States	$(12,559,067)	$(4,986,765)
Foreign	(2,864,696)	(4,301,297)

Total	$(15,423,763)	$(9,288,062)

The income tax benefit related to contnuing operations is comprised of the following for the years ended February 28:

	2007	2006

Current
Federal	$-	$-
State	-	-
Foreign	8,021	(41,236)
	8,021	(41,236)

Deferred	(162,910)	-

Total	$(154,889)	$(41,236)

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

12. INCOME TAXES (Continued)
The reported benefit for income taxes on the loss from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 34% to such loss as follows for the years ended February 28:

	2007	2006

Income tax benefit at statutory rate	$(4,543,063)	$(3,143,081)
State taxes, net of federal benefits	(743,678)	(554,663)
Foreign income tax rate differential	39,454	316,743
Change in valuation allowance	5,092,398	3,339,765

Total	$(154,889)	$(41,236)

The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The tax effects of temporary differences related to continuing operations at February 28, are as follows:

	2007	2006

Deferred tax assets
Net operating loss carry forwards	$12,138,389	$6,637,072
Amortization of intangible assets	—	960,205
Total deferred tax assets	12,138,389	7,597,277
Less valuation allowance	(11,980,074)	(7,597,277)

Net deferred tax assets	158,315	—

Deferred tax liabilities:
Amortization of intangible assets	—	(165,553)

Total deferred tax liabilities	$—	$(165,553)

At February 28, 2007, the Company had tax net operating loss carry forwards of approximately $23.1 million for federal and state income tax purposes, which expire at varying dates beginning in 2025 and 2019, respectively, and approximately $10.3 million for foreign income tax purposes, which expire at varying dates beginning in 2009. Due to the “change in ownership” provisions of the Tax Reform Act of 1986, the Company’s net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50% occurs within any three-year period.

In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period. As of February 28, 2007, the Company had provided a valuation allowance of approximately $12 million to reduce deferred tax assets. The net change in the valuation allowance (excluding the effect of a 100% impairment write-down of certain intangible assets associated with discontinued operations) in fiscal 2007 was an increase of approximately $4.4 million.

Deferred taxes have been provided for U.S. federal and state income taxes and foreign withholding taxes on the portion of undistributed earnings on non-U.S. subsidiaries expected to be remitted. Applicable foreign taxes have also been provided.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

13. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share from continuing operations computations for the years ended February 28, 2007 and 2006:

	Fiscal 2007	Fiscal 2006

Numerator for basic and diluted loss per common share:
Net loss from continuing operations	$(15,272,934)	$(9,249,301)
Deemed dividend and cumulative
undeclared dividends on preferred stock	(2,635,878)	-
Total net loss from continuing operations charged to common shareholders	$(17,908,812)	$(9,249,301)

Denominator for basic and diluted loss per common share:
Weighted average number of common shares outstanding	15,679,800	12,219,028

Basic and diluted loss per common share from continuing operations	$(1.14)	$(0.76)

Since the Company reported a loss from continuing operations in fiscal 2007, no potential common shares have been included in any diluted income per common share amounts.

14. SUBSEQUENT EVENTS (Unaudited)

Major Sales Orders

In March 2007, the Company received a letter of intent (the “LOI”) from a UK entity to provide Telematic systems to track, manage and control a fleet of approximately 400 vehicles. The customer is in the business of protecting and enhancing England’s South West region infrastructure (e.g., roads, schools, railways, and flood defences). Under the terms of the LOI, which is valued at approximately $1 million, management presently expects to deliver the Company’s GLP system over a two-year period. The Company installed its system on the first thirty vehicles during the March-April 2007 period, and anticipates that the next 80 vehicles will be available for installation during May-June 2007.

In a Form 8-K filed with the SEC on April 12, 2007, the Company disclosed that on April 10, 2007 Astrata Group, through its wholly owned subsidiary Astrata Singapore Pte Ltd, entered into a classified contract with a Singapore company. Deliveries under this contract will take place overseas. Under the contract, Astrata has received an order to manufacture, ship and service approximately $93.5 million of its Telematics products over a two-year period. The contract, which is denominated in U.S. dollars, includes options to extend the scope of work.

As is customary for contracts of this magnitude, the contract described in the preceding paragraph includes provisions for progress-based payments; substantial liquidated damages for unexcused delays; and in the event of non-performance by Astrata that remains uncorrected after due notice and the expiration of a contractual grace period, the customer may elect to cancel the contract.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

14. SUBSEQUENT EVENTS (Unaudited) (Continued)

Equity Financing Transaction

In May 2007, the Investor who purchased 2.75 million shares of the Company’s Preferred Stock and received warrants to purchase common stock in October and November 2006 (see Note 8) exercised certain J warrants and received 2 million shares of the Company’s restricted common stock in exchange for a cash payment of $1 million and issuance by the Company of a V warrant with the following terms: exercisable into 1.2 million shares of restricted common stock at $1.35 per share, with a contractual life of five years. The common stock underlying the V warrant has the same registration rights as described in “The 10/13/06 Equity Financing Transactions” section of Note 8.

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No events requiring disclosure under Item 304(b) of Regulation S-B occurred.

Item 8A: Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2007 This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2007 our disclosure controls, and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the year ended February 28, 2007 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 8B: Other Information

None

PART III

Item 9: Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act Executive Officers and Directors

The following table sets forth certain information regarding our executive officers and directors as of February 28, 2006.

Name	Age	Position
Anthony J. Harrison	47	Chairman of the Board
Martin Euler	52	Chief Executive Officer, Chief Financial Officer, Secretary, and Director
Anthony J.A. Bryan	83	Non-Executive Vice-Chairman of the Board
Paul Barril	60	Director
William Corn	62	Director
Stefanie Powers	63	Director

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

Martin Euler, Chief Executive Officer and Chief Financial Officer

Mr. Euler is our Chief Executive Officer in addition to currently serving as our Chief Financial Officer and Secretary, positions that he has held since January 2006, January 2004 and January 2005, respectively. He has also been a member of our board of directors since August 2004. During the three years prior to his joining us, Mr. Euler served as Regional Director and member of the Executive Committee for Thales GeoSolutions with responsibility for the Americas Region. From 1998 to 2001, he served in various management capacities with Racal Electronics plc. Mr. Euler holds a Degree in Accounting and Financial Management from the University of Sheffield, England.

Hoyt Layson, Chief Technical Officer

Mr. Layson has served as our Chief Technical Officer since joining the company in September 2006. In early 2006, Mr. Layson joined Astrata as a consultant and tasked with developing plans for current research and development to be outsourced to third parties. From 2002 to 2005 Mr. Layson was Director of Engineering for General Dynamics, responsible for research and development of tracking devices using GPS/inertial, wireless and Internet based information systems. From 2001 to 2002, Mr Layson was President, CEO and CIO for LifeCare Technologies, Inc., responsible for hardware/software systems for 350 hospital customers nationwide. From 1998 to 2001, Mr. Layson owned Advanced Systems Engineering, developing corporate intranet systems, e-commerce systems, and body worn location recording devices.

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

Paul Barril, Director

Capitaine Barril currently serves as a member of our board of directors, a position that he has held since January 2005. He also serves as Chief Executive Officer of Groupe Barril Sécurité, a global security firm that he founded in 1984, and serves as a security advisor to various Heads of State. Capitaine Barril founded G.I.G.N. (Groupement d’Intervention de la Gendarmerie Nationale - the French gendarmerie intervention group). He holds a law degree from the University of Paris in Sorbonne.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and person who beneficially own more than ten percent of the registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4 and 5 (and any amendments thereof) received by the Company during or with respect to the year ended February 28, 2007 the identified reports required by Section 16(a) of the Exchange Act have been filed on a timely basis.

Code of Ethics Disclosure

The Company has adopted a Code of Business Conduct, a Code of Ethics for Senior Officers and a Policy on Insider Trading and Tipping. These are available on the Company’s web site at www.astratagroup.com located in the Investor Relations section.

Item 10: Executive Compensation

The following table sets forth certain information with respect to the compensation of our Chief Executive Officer and each of our other most highly compensated executive officers for the fiscal years ended February 28, 2007 and 2006.

Summary Compensation Table

				Stock	Option	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Total
Postion Held	Year	($)	($)	($)	($)	($)	($)

Martin Euler	2007	215,000	-	-	-	-	215,000
Chief Executive Officer	2006	215,000	-	-	-	-	215,000
Chief Financial Officer

Stewart Cannon (1)	2007	46,000	-	-	-	-	46,000
Chief Technical Officer	2006	154,000	-	-	-	-	154,000

Hoyt Layson, Jr. (2)	2007	100,000	-	-	-	-	100,000
Chief Technical Officer	2006	-	-	-	-	-	-

(1) Mr. Cannon began serving as our Chief Technical Officer as of May 1, 2005 and resigned as of May 31, 2006.

(2) Mr. Layson, Jr. began serving as our Chief Technical Officer as of September 1, 2006.

Compensation of Directors

During the year Mr. Harrison received $262,000 as our Executive Chairman and Mr. Bryan received $60,000 for services over and above the position of a Director.

Change in
Pension Value
and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation
Name	($)	($)	($)	($)	($)	($)	Total ($)
Anthony Harrison	$262,000	$-	$-	$-	$-	$-	$262,000
Martin Euler	$-	$-	$-	$-	$-	$-	$-
Anthony Bryan	$60,000	$-	$-	$-	$-	$-	$60,000
Paul Barril	$-	$-	$-	$-	$-	$-	$-
Stefanie Powers	$-	$-	$-	$-	$-	$-	$-
William Corn	$-	$-	$-	$-	$-	$-	$-

During 2005, each non-employee member of our Board of Directors received a one-time grant of an option to purchase 25,000 shares of our common stock at an exercise price equal to the fair market value at the time of the grant and 50,000 shares of our restricted common stock. At February 28, 2007, the closing market price of our common stock was $1.10 per share, or $55,000 for 50,000 shares.

The following table sets forth the individual grants of stock options; options exercised by our executive officers during the year ended February 28, 2007, and the value (market price less exercise price) of their unexercised in-the-money options at February 28, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexerciasble	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Anthony Harrison	166,667	83,333	-	$5.00	1/3/2015	-	-	-	-
Martin Euler	83,333	41,667	-	$5.00	1/3/2015	-	-	-	-
Anthony Bryan	16,667	8,333	-	$5.00	1/3/2015	-	-	-	-
Paul Barril	16,667	8,333	-	$5.00	1/3/2015	-	-	-	-
Stefani Powers	16,667	8,333	-	$5.00	1/3/2015	-	-	-	-

With the approval of the Board of Directors, on October 7, 2005 the Company entered into employment agreements with its Executive Chairman of the Board ("Harrison"), Chief Executive Officer ("Venter"), and Chief Financial Officer ("Euler"). Under the terms of such agreements, these employees are entitled to annual salaries as follows: Harrison: (British pounds) £140,000 and Euler: $215,000. These agreements provide for an annual performance bonus of up to 100% of the employee's base salary, subject to approval by the Compensation Committee of the Board of Directors. The Compensation Committee was established by the Board of Directors on October 7, 2005.

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

On May 1, 2005, the Company entered into an employment agreement with Stewart Cannon (“Cannon”) as Chief Technical Officer. Under the terms of such agreement, the employee is entitled to annual salary of $185,000. The agreement provides for an annual performance bonus of up to 50% of base salary, and includes vacation and health care benefits. The agreement may be terminated by the Company at any time without cause with thirty days written notice with a severance allowance of six months of salary. The employee may terminate employment upon 180 days’ written notice to the Company. Mr. Cannon resigned as of May 31, 2006.

On September 1, 2006, the Company entered into an employment agreement with Hoyt Layson, Jr. (‘Layson”) as Chief Technical Officer. Under the terms of such agreement, the employee is entitled to annual salary of $200,000. The agreement provides for an annual performance bonus of up to 50% of base salary. The agreement includes vacation and health care benefits. The agreement may be terminated by the Company at any time without cause with thirty day written notice with a severance allowance of six months of salary.

During October 2005, the Board of Directors approved and the Company entered into an indemnification agreement with Anthony J. Harrison, Martin Euler, Anthony J.A. Bryan, Paul Barril, Stefanie Powers, and William Edward Corn. The Board may from time to time authorize the Company to enter into additional indemnification agreements with future directors and officers of the Company. The indemnification agreements are effective as of the date the respective individual was appointed.

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

Item 11:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 28, 2007, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 18,854,965 shares of common stock issued and outstanding on February 28, 2007.

Name and address of benefical owner	Amount of beneficial ownership (1)		Percent of class (16)
Executive Officers & Directors:
Anthon J. Harrison
33 Chesham Street, Flat #1	3,610,600 shares	(2)	16.1%
London, SW1X 8NQ, UK
Martin Euler
P.O. Box 941844	2,235,600 shares	(3)	9.9%
Houston, TX 77094-8844
Anthony J.A. Bryan
2525 N. Ocean Blvd.	75,000 shares	(4)	*
Gulf Stream, FL 33483
Paul Barril
207 Bd Pereire	75,000 shares	(5)	*
Paris, France 75017
Stephanie Powers
10400 Wilshire Blvd.	75,000 shares	(6)	*
Los Angeles, CA 90024
William Corn
5700 Old Ocean Blvd., Unit H	2,050,000 shares	(7)	9.8%
Ocean Ridge, FL 33435-6244
Total of All Directors and Executive Officers (six persons)	7,957,404 shares	(8)	29.7%
More than 5% Beneficial Owners:
Vision Opportunity Master Fund
20 West 55th Street, 5th Floor	27,500,000 shares	(9)	9.9%
New York, NY 10019-5373
Wick Trust
Attn: Mayfair Trut Company, Trustee	3,110,500 shares	(10)	9.9%
38 Hertford Street
London, W1J 7SG, UK
Pointe Capital Limited
556 Hunkins Waterfront Plaza, Main Street	3,019,744 shares	(11)	9.9%
Charlestown, Nevis, West Indies
Infomax Co. Ltd.
Suites 2302-3 Great Eagle Centre, Harbour Toad	2,580,000 shares	(12)	9.9%
Wanchai, Hong Kong
Westminster Securities
100 Wall Street, 7th Floor	1,729,540 shares	(13)	8.4%
New York, NY 10005
Robin Littau
135 Joo Seng Road	1,250,000 shares	(14)	6.2%
#02-01 PM Industrial Building
Singapore, 368363
Walter Jared Frost
Jalan Aditawarman No. 40A, Kebayoran Baru	1,177,263 shares	(15)	5.9%
Jakarta 12160 Indonesia

*  Constitutes less than 1%

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.

(2)
Includes 860,600 shares of common stock and 500,000 shares of preferred stock which converts at two-to-one to common stock beneficially owned by Mr. Harrison; along with 1,500,000 shares of common stock underlying warrants and 250,000 shares of common stock underlying options that are exercisable as of the date set forth above or within 60 days thereafter.

(3)
Includes 1,360,600 shares of common stock beneficially owned by Mr. Euler; along with 750,000 shares of common stock underlying warrants and 125,000 shares of common stock underlying options that are exercisable as of the date set forth above or within 60 days thereafter.

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

(7)
Includes 850,000 shares of common stock beneficially owned by Mr. Corn and 1,600,000 shares of common stock underlying warrants that are exercisable as of the date set forth above or within 60 days thereafter.

(8)	Includes all shares, warrants and options described in notes 2 through 8, above.

(9)
Includes 2,750,000 shares of preferred stock which converts at two-to-one to common stock beneficially owned by Vision Opportunity Master Fund; along with 22,000,000 shares of common stock underlying warrants that are exercisable as of the date set forth above or within 60 days thereafter.

(10)
Includes 1,760,500 shares of common stock beneficially owned by Wick Trust; along with 1,350,000 shares of common stock underlying warrants that are exercisable as of the date set forth above or within 60 days thereafter.

(11)
Includes 1,478,472 shares of common stock beneficially owned by Pointe Capital Limited; along with 1,541,272 shares of common stock underlying warrants that are exercisable as of the date set forth above or within 60 days thereafter.

(12)
Includes 1,680,000 shares of common stock beneficially owned by Infomax Co. Ltd.; along with 900,000 shares of common stock underlying warrants that are exercisable as of the date set forth above or within 60 days thereafter.

(13)
Includes 359,910 shares of common stock beneficially owned by Westminster Securities; along with 1,369,630 shares of common stock underlying warrants that are exercisable as of the date set forth above or within 60 days thereafter.

(14)
Includes 200,000 shares of common stock and 170,000 shares of preferred stock which converts at two-to-one to common stock beneficially owned by Robin Littau; along with 510,000 shares of common stock underlying warrants and 200,000 shares of common stock underlying options that are exercisable as of the date set forth above or within 60 days thereafter.

(15)
Includes 489,672 shares of common stock beneficially owned by Walter Jared Frost as trustee for the benefit of The Frost 1987 Revocable Trust dated 9/11/87, 687,591 shares of common stock underlying two convertible promissory notes that are convertible as of the date set forth above or within 60 days thereafter.

(16)
As described elsewhere in this filing, the agreement which governs issuance of the Company’s convertible preferred stock and the related warrants imposes a 9.9% beneficial ownership limitation on certain owners of such equity instruments. This limitation is on an as-converted basis as to the preferred stock, and comprehends the shares of common stock issuable upon exercise of the related warrants. The agreement permits such owners to unilaterally opt out of the aforementioned ownership limitation; however, management is not aware of any stockholder having done so. Thus, all of the beneficial ownership percentages reported above assume that no such election has been made.

The matter explained in the preceding paragraph could affect the beneficial ownership percentages of one or more of the stockholders who own the equity instruments described in note 3 and in notes 9-12 above. If such stockholders had opted out of the ownership limitation, their beneficial ownership percentages as of February 28, 2007 would be approximately as follows:

Martin Euler	10.6%
Vision Opportunity Master Fund	59.3%
Wick Trust	14.2%
Pointe Capital Limited	13.8%
Infomax Co., Ltd.	12.0%

The percentages listed immediately above are not additive. Each percentage assumes that the total actual outstanding shares of common stock are increased by only the eligible portion (see note 1 to the beneficial ownership table) of that beneficial owner’s holdings whose ownership percentage is being computed. As a result, the total of the percentages listed above exceeds 100%.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options and warrants as of February 28, 2007. See Note 8 to the consolidated financial statements included in Item. 7: Financial Statements.

	Number of secrities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan of Category	(a)		(b)	(c)

Equity Compensation plans approved by security holders	-		-	-

Equity compensation plans
not approved by security	35,455,352	(1)	$1.05	1,716,833
holders
Total	35,455,352		$1.05	1,716,833

(1)	Includes 683,167 options to purchase common stock between $1.30 and $5.00 per share, and 34,772,185 warrants to purchase common stock between $0.50 and $5.00 per share.

Item 12: Certain Relationships and Related Transactions, and Director Independence

During the quarter ended May 31, 2006, the Company received working capital loans from a stockholder of approximately $351,000. During the quarter ended August 31, 2006, the Company received additional working capital loans from a stockholder of approximately $401,000. During the fourth quarter of fiscal 2007, the Company received working capital loans from stockholders (who are also Company directors) of approximately $90,000. The loans described in this paragraph are unsecured, due on demand, and carry a fixed interest rate of 15% per annum.

The aforementioned stockholder loans that were not exchanged for preferred stock and certain warrants in the third or fourth quarter of fiscal 2007 (see Note 8 to the Company’s fiscal 2007/2006 consolidated financial statements included elsewhere herein for additional information) and are thus outstanding at February 28, 2007 represent approximately $107,000 of loans from stockholders, who are also Company directors. In addition, approximately $13,000 of unsecured non-interest-bearing loans received from a director of a wholly-owned subsidiary of the Company in fiscal 2006 remains outstanding at February 28, 2007.

See the “Redeemable Preferred Stock of Subsidiary” section of Note 7, the last paragraph of the “October 13, 2006 Equity Financing Transactions” section of Note 8, the “Fiscal 2007 Fourth Quarter Accounting” section of Note 8, and the “Operating Leases” section of Note 9 for other related party transactions. The “Notes” referenced in the preceding sentence are the notes to the Company’s fiscal 2007/2006 consolidated financial statements included elsewhere herein.

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

Exhibit No.	Description

Exhibit 10.10	Form of Astrata Group Incorporated Regulation S Subscription Agreement incorporated by reference to Exhibit 10.2 to the Company's Form 10-KSB filed on July 12, 2005.

Exhibit 10.11	Form of Astrata Group Incorporated Regulation S Common Stock Purchase Warrant Agreement incorporated by reference to Exhibit 10.2 to the Company's Form 10-KSB filed on July 12, 2005.

Exhibit 10.12	Form of Astrata Group Incorporated Regulation D Subscription Agreement incorporated by reference to Exhibit 10.2 to the Company's Form 10-KSB filed on July 12, 2005.

Exhibit 10.13	Form of Astrata Group Incorporated Regulation D Common Stock Purchase Warrant Agreement incorporated by reference to Exhibit 10.2 to the Company's Form 10-KSB filed on July 12, 2005.

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

Exhibit No.	Description

Exhibit 10.26	Form of Private Placement Subscription Agreement incorporated by reference to Exhibit 10.2 to the Company's Form 10-KSB filed on July 12, 2005.

Exhibit 10.27	Form of Private Placement Warrant to purchase shares of Astrata Group Incorporated common stock incorporated by reference to Exhibit 10.2 to the Company's Form 10-KSB filed on July 12, 2005.

Exhibit 10.28
$93.5 million sales contract dated April 10, 2007; not filed herewith (or with the related Form 8-K filed on April 12, 2007) as the Company is in the process of requesting confidential treatment from the Securities and Exchange Commission on information relating to such contract.

Exhibit 21.1	Subsidiaries of Astrata Group Incorporated by reference to Exhibit 10.2 to the Company's Form 10-KSB filed on July 12, 2005.

Exhibit 23*	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith

Item 14: Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the consolidated financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal year ended February 28, 2007 were approximately $255,000.

Audit-Related Fees

Our auditors did bill additional fees of $30,000 for assurance and related audit services that are reasonably related to the quarterly reviews.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were zero for the fiscal year ended February 28, 2007.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal year ended February 28, 2007 was nil.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astrata Group Incorporated

By:	/S/ MARTIN EULER	Date: May 31, 2007
Martin Euler
Chief Executive Officer, Chief Financial Officer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ANTHONY HARRISON	Chairman of the Board	May 31, 2007
Anthony Harrison

/S/ MARTIN EULER	Chief Executive Officer,	May 31, 2007
Martin Euler	Chief Financial Officer, Secretary, and Director

/S/ ANTHONY J.A. BRYAN	Vice Chairman of the Board	May 31, 2007
Anthony J.A. Bryan

	Director	May 31, 2007
Paul Barril

	Director	May 31, 2007
Stefanie Powers

/S/ WILLIAM EDWARD CORN	Director	May 31, 2007
William Edward Corn