Form 10QSB
period 2007-05-31
ASTRATA GROUP INC
filed 2007-07-23
CIK 1071157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 000-32475

ASTRATA GROUP INCORPORATED
(Name of small business issuer in its charter)

NEVADA	84-148762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

950 South Coast Dr., Suite 265, Costa Mesa, California	92626
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 11, 2007: 24,434,485

Transitional Small Business Disclosure Format (Check One): Yes [  ] No [X]

TABLE OF CONTENTS

		Page
Part I - Financial Information

Item 1	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheet as of May 31, 2007	F-1

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended May 31, 2007 and 2006	F-2

	Condensed Consolidated Statements of Cash Flows for the three months ended May 31, 2007 and 2006	F-3

	Notes to Condensed Consolidated Financial Statements	F-4

Item 2	Management’s Discussion and Analysis or Plan of Operation	1

Item 3	Controls and Procedures	10

Part II - Other Information

Item 1	Legal Proceedings	11

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 6	Exhibits	11

i

PART I - FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements (Unaudited)

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission (the “SEC”) instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation, which (except where stated otherwise) consisted only of normal recurring adjustments, have been included. Operating results for the interim period ended May 31, 2007 are not necessarily indicative of the results anticipated for the entire fiscal year ending February 28, 2008. This report should be read in conjunction with the Company’s February 28, 2007 annual report on Form 10-KSB filed with the SEC on May 30, 2007.

ii

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED
May 31, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$1,010,277
Trade and other receivables, net	3,933,687
Inventories	246,143
Other assets	321,433
Discontinued operations - current assets	95,121
Total current assets	5,606,661
Property and equipment, net	531,256
Certificate of deposit-restricted	412,987
Goodwill	300,000
Investment in and advances to affiliate	18,560
Discontinued operations - other assets	69,738
Total assets	$6,939,202
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$5,594,248
Salaries and benefits payable to officers and directors	2,070,828
Registration rights penalties	560,711
Interest payable	938,083
Income taxes and related penalties payable	508,254
Notes payable to stockholders	1,884,000
Advances from stockholders	57,184
Discontinued operations - current liabilities	245,083
Current portion of long-term liabilities	1,253,346
Billings in excess of costs and estimated earnings on uncompleted contract	3,138,361
Other current liabilities	576,601
Total current liabilities	16,826,699
Long-term liabilities	14,295
Total liabilities	16,840,994
Minority interest	40,114
Commitments and contingencies
Stockholders' deficit
Preferred stock, Series A convertible, $0.0001 par value, 10,000,000 shares authorized, 2,800,000 shares issued and outstanding with a liquidation
preference of $2,800,000.00	280
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 27,705,909 shares issued
and 24,434,485 shares outstanding	2,444
Additional paid-in-capital, net	31,449,896
Accumulated deficit	(41,068,845)
Accumulated other comprehensive loss	(325,681)
Total stockholders' deficit	(9,941,906)
Total liabilities and stockholders' deficit	$6,939,202

See accompanying notes to these condensed consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006
(UNAUDITED)

	THREE MONTHS
	2007	2006
Net sales	$1,005,668	$426,338
Cost of goods sold	520,103	304,688
Gross profit	485,565	121,650
Other selling, general and administrative expenses	3,482,134	1,541,016
Research and development	142,202	-
Stock-based compensation	212,929	463,707
Operating loss	(3,351,700)	(1,883,073)
Other income (expense):
Interest expense	(93,449)	(228,890)
Change in fair value of derivative warrant liability	-	284,996
Other income	1,582	316
Total other income (expense)	(91,867)	56,422
Loss before minority interest and provision for income taxes	(3,443,567)	(1,826,651)
Income tax provision	500,000	-
Loss before minority interest	(3,943,567)	(1,826,651)
Minority interest	-	(335)
Equity in net loss of affiliate	-	(11,761)
Loss from continuing operations	(3,943,567)	(1,838,747)
Loss on discontinued operations, net of tax	(170,007)	(931,174)
Net loss	$(4,113,574)	$(2,769,921)
Net loss from continuing operations applicable
to common stockholders consists of the following:
Net loss from continuing operations	$(3,943,567)	$(1,838,747)
Cumulative undeclared dividends on preferred stock	(56,000)
Net loss from continuing operations applicable to common stockholders	$(3,999,567)	$(1,838,747)

Comprehensive loss and its components consist of the following:
Net loss	$(4,113,574)	$(2,769,921)
Foreign currency translation adjustment, net of tax	(358,195)	(83,520)
Comprehensive loss	$(4,471,769)	$(2,853,441)

Basic and diluted loss per common share:
Continuing operations applicable to common stockholders	$(0.18)	$(0.15)
Discontinued operations	(0.01)	(0.07)
	$(0.19)	$(0.22)

Weighted average common shares outstanding:
Basic and diluted	21,426,745	12,676,878

See accompanying notes to these condensed consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,113,574)	$(2,769,921)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Gain on sale of property and equipment	-	2,405
Depreciation and amortization	86,236	182,413
Gain on disposal transactions relating to discontinued operations	(59,304)	-
Loss on early termination of lease	-	101,886
Amortization of deferred compensation cost	-	100,125
Change in fair value of derivative warrant liability	-	(160,568)
Issuance of common stock for services	-	38,251
Stock-based compensation	2,057,629	463,707
Equity in net loss of affiliate	11,741	11,761
Minority interest	-	335
Unrealized foreign currency exchange gain	-	(16,922)
Changes in operating assets and liabilities:
Trade and other receivable	(3,068,385)	(1,639,608)
Inventories	(126,987)	156,423
Assets and liabilities held for sale, net	(4,974)	-
Other assets	451,320	(25,109)
Billings in excess of costs and estimated earnings on uncompleted contract	3,169,506	-
Accounts payable and accrued liabilities	1,692,115	2,407,137
Taxes and related penalties payable	493,368	18,904
Deferred tax liability	-	(21,097)
Net cash provided by (used) in operating activities	$588,691	$(1,149,878)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(43,171)	(52,372)
Proceeds from sale of assets	-	36,978
Investment in affiliates	-	(23,993)
Certificate of deposit-restricted	(416,477)	(1,499)
Net cash used in investing activities	(459,648)	(40,886)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term liabilities	(1,775)	(14,968)
Proceeds from notes payable	46,183	-
Lines of credit, net	-	629,095
Proceeds from note payable to stockholders	-	330,340
Proceeds from warrants exercised for common stock	1,000,000	-
Net cash provided by financing activities	1,044,408	944,467
Effect of foreign currency exchange rate changes
on cash and cash equivalents	(342,545)	61,026
Net increase (decrease) in cash and cash equivalents	830,906	(185,271)
Cash and cash equivalents at beginning of period	179,371	436,532
Cash and cash equivalents at end of period	$1,010,277	$251,261
Cash paid during the period for:
Interest	$-	$2,339
Income taxes	$-	$-
See the accompanying notes for information on non-cash investing and financing activities.
See accompanying notes to these condensed consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006
(UNAUDITED)

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

Operational Considerations

Astrata’s operations were strengthened during fiscal 2006 by the addition of certain key distribution partners in Western Europe and an increased presence in South East Asia based primarily on the successful delivery of the Hazmat (Hazardous Materials) Tracking Project to the Singapore Civil Defense Force.

Recent Trends

Our business strategy is to focus on the homeland security, hazardous materials, civil defense and business-to-business markets by providing our customers with comprehensive solutions to their needs. Frequently this involves additional integration such as sensors ranging from Radio Frequency Identification to biometrics, remote displays or augmenting technologies to allow tracking in tunnels.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006
(UNAUDITED)

1. ORGANIZATION, NATURE OF OPERATIONS, AND LIQUIDITY/GOING CONCERN CONSIDERATIONS (continued)

Liquidity and Going Concern Considerations

For the quarter ended May 31, 2007, we had a net loss of approximately $4.1 million (of which $2.8 million was the estimated value of bonuses paid to certain employees for securing $93.5 million in new business under a contract - (see Note 4). We had positive cash flow from operating activities of approximately $0.6 million, and although we have begun to receive progress payments under the contract, such amount has not been recognized as revenue at May 31, 2007. In addition, we had a working capital deficit of approximately $11.2 million and a stockholders’ deficit of approximately $9.9 million as of May 31, 2007.

Because of certain matters discussed in the preceding paragraph, the Company’s independent public accountants have included a going concern paragraph in their audit report on our February 28, 2007 consolidated financial statements. The going concern paragraph states that there is substantial doubt about the Company’s ability to continue as a going concern. Such financial statements and the accompanying financial statements have been prepared assuming that the Company will continue as a going concern (based upon management’s plans discussed herein) which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the aforementioned financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

The Company’s capital requirements depend on numerous factors, including the Company’s ability to fill its current backlog rate of market acceptance of the Company’s products and services, the Company’s ability to service its customers, the ability to maintain and expand our customer base, the level of resources required to expand the Company’s marketing and sales organization, research and development activities and other factors. Management presently believes that cash generated from operations, combined with the Company’s current credit facilities and the debt and/or equity financing proposals now under consideration, will be sufficient to meet the Company’s anticipated liquidity requirements through May 2008. Management currently intends to fund operations through a combination of borrowings under line(s) of credit, debt, and if necessary, equity-based transitions. Management is in discussion with lending facilities and certain investors, who have expressed an interest in providing the Company with such investments. These discussions are ongoing; however, there can be no assurance of the outcome of these negotiations.

Management is projecting growth in Telematics sales during fiscal 2008, and has announced two sales orders in this sector valued at a total of approximately $110 million. Other sales contracts are under negotiation, but at this time there can be no assurance regarding the ultimate success of these negotiations.

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

The accounting policies described in the following paragraphs should be read in conjunction with the Company’s February 28, 2007 annual report on Form 10-KSB (filed with the SEC on May 30, 2007), which includes all of the Company’s significant accounting policies.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006
(UNAUDITED)

2. CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

 Principles of Consolidation

The condensed consolidated financial statements included the accounts of Astrata Group and its majority-owned subsidiaries in which it has a controlling financial interest. All significant intercompany transactions and balances have been eliminated in consolidation. For reasons explained in Note 11 (“Discontinued Operations”) to the Company’s February 28, 2007 consolidated financial statements, management deconsolidated the accounts of Astrata Systems (Pty) Limited (“Astrata Systems”) from the Company’s condensed consolidated financial statements effective June 2006.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include current and deferred income taxes, the deferred tax asset valuation allowance, allowance for doubtful accounts receivable, and realization of inventories and long-lived assets. Actual results could differ from these estimates.

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

Other Concentrations

The financial instrument that potentially exposes the Company to a concentration of credit risk principally consists of cash. The Company deposits its cash with high credit financial institutions, principally in Europe and Asia. The countries do not have any institutional depository insurance comparable to the United States, which insures bank balances up to $100,000 per bank. At May 31, 2007, the Company’s cash balances in U.S. bank accounts totaled approximately $238,000, which is approximately $138,000 in excess of the Federal Deposit Insurance Corporation limit of $100,000.

The certificate of deposit described below (approximately $413,000 at May 31, 2007) is with a Singapore bank. Because the funds deposited were in U.S. dollars, such account is not eligible for coverage under Singapore’s Deposit Insurance Act.

The Company does not require collateral from its customers, but performs ongoing credit evaluations of its customers’ financial condition. Credit risk with respect to the accounts receivable is limited because of the large number of customers included in the Company’s customer base and the geographic dispersion of those customers. The Company also performs periodic reviews of collectability and provides an allowance for doubtful accounts receivable. Management considers the allowance for doubtful accounts receivable at May 31, 2007 of approximately $17,000 to be adequate.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006
(UNAUDITED)

2. CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Certificate of Deposit

Under the terms of the contract described in Note 4, the Company was required to provide a performance bond for the benefit of the customer. In lieu of such bond, a certificate of deposit was initiated. The certificate of deposit (the “CD”) bears interest at 5.1% per annum and matures in August 2009. Under the terms of the Company’s arrangement with the bank that issued the CD, the funds will not be available for withdrawal until August 2009. Thus, the CD is a restricted account which has been reported as a non-current asset in the accompanying condensed consolidated balance sheet.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist of only finished goods at May 31, 2007. Market is determined by comparison with recent sales or estimated net realizable value. Net realizable value is based on management’s forecasts for sales of the Company’s products and services in the ensuring years and/or consideration and analysis of any change in the customer base, products mix, or other factors that may impact the estimated net realizable value. Should the demand for the Company’s products and/or services prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than reflected in the accompanying condensed consolidated balance sheet.

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

As of May 31, 2007, management has determined that no new impairment indicators exist and therefore, no adjustments have been made to the carrying values of long-lived assets held for sale or held and used. There can be no assurance, however, that market conditions will not change or demand for the Company’s services and products will continue which could result in impairment of long-lived assets in the future.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006
(UNAUDITED)

2. CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets (continued)

Long-lived assets (including goodwill) that have not been reported as “held for sale” at May 31, 2007 are being held and used as of that date.

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

Discontinued Operations

In accordance with SFAS No. 144, the Company accounts for the results of operations of a component of an entity that has been disposed of or that meets all of the “held for sale” criteria as discontinued operations if (a) the component’s operations and cash flows have been (or are to be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the Company did not have any significant continuing involvement in the operations of the component after the disposal transaction. When the applicable criteria are met, the component is classified as “held for sale” and its operations are reported as discontinued operations (See Note 12).

Revenue Recognition

General

Except as described in “Contract Accounting” below, the Company’s revenues are recorded in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

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

Contract Accounting

The Company is accounting for the contract described in Note 4 under American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” using the percentage-of-completion method; progress toward completion will be measured on a units-delivered basis. Under this method, revenue and the costs of earned revenue will be recorded as delivered units are deemed to be accepted by the customer, assuming that all other revenue recognition criteria have been met. The costs of earned revenue will be recognized on an average - per - unit basis, using the most recent estimate of total contract costs. Customer acquisition and similar costs are expensed as incurred.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006
(UNAUDITED)

2. CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

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

Research and Development Costs

Research and development costs relating to GPS positioning hardware and software systems to be sold or otherwise marketed that are incurred before technological feasibility of the products has been established and after general release of the product to customers are expensed as incurred. Management believes that technological feasibility is not established until a beta version of the software product exists. Historically, costs incurred during the period from when a beta version is available until general release to the public have not been material. Accordingly, the Company has not capitalized any software development costs.

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

Options granted by the Company generally expire five years from the grant date. Options granted to existing and newly hired employees generally vest over a three-year period from the date of grant. The effects of share-based compensation resulting from the application of SFAS No. 123-R to options granted under the Company’s equity incentive plan resulted in an expense of approximately $213,000 for the three months ended May 31, 2007 and $464,000 for the three months ended May 31, 2006. These expenses have been reported in the accompanying condensed consolidated statements of operations.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006
(UNAUDITED)

2. CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

In accordance with SFAS No.123-R, the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after February 28, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the first quarter of fiscal 2008 was insignificant.

Options outstanding that have vested and are expected to vest as of May 31, 2007 are as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term in	Intrinsic
	Shares	Price	Years	Value (a)
Vested	483,166	$4.49	-	$-
Expected to vest	447,064	$3.78	2.8	-
Total	930,230			$-

(a)
These amounts represent the difference between the exercise price and $1.23, the closing market price of the Company’s common stock on May 31, 2007 as quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “ATTG” for all in-the-money options outstanding.

Options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of SFAS No. 123-R, which are estimated when compensation costs are recognized. Additional information with respect to stock option activity is as follows:

		Outstanding Options
				Weighted
	Shares			Average	Aggregate
	Available for	Number of		Exercise	Intrinsic
	Grant	Shares		Price	Value (b)
February 28, 2007	1,291,925	1,024,750		$3.56	$-
Grants	-	-		-	-
Exercises	-	(94,520)		1.30	-
Cancellations	-	-		-	-
May 31, 2007	1,291,925	930,230		$3.78	$-

Options exercisable at:
February 28, 2007		549,833	*	$4.10
May 31, 2007		483,166		$4.49

(b)	Represents the excess (if any) of the February 28, 2007 or May 31, 2007 market price of the Company’s common stock over the exercise price.

*	This amount has been revised from that which was replaced in the Company's February 28, 2007 Form 10-KSB

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006
(UNAUDITED)

2. CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Uncertain Income Tax Positions

Effective March 1, 2007, the Company accounts for uncertain income tax positions in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 48 (“FIN 48”). This pronouncement, which is an interpretation of SFAS No. 109, Accounting for Income Taxes, seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 clarifies when tax benefits should be recorded in financial statements, and indicates how any tax reserves should be classified in the balance sheet. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes. The Company accounts for interest and penalties related to uncertain tax positions as income tax expense. See Note 5 for additional information.

Recently Issued Accounting Pronouncements

In the opinion of management, neither the Financial Accounting Standards Board (“FASB”), its Emerging Issues Task Force, the AICPA, or the SEC have issued any accounting pronouncements since the Company filed its February 28, 2007 Form 10-KSB that are expected to have a material impact on the Company’s future consolidated financial statements.

3. INVENTORY

Inventories consisted of the following as of May 31, 2007

	Europe	Asia	Total
Finished goods	$61,119	$185,024	$246,143

4. CONTRACT IN PROGRESS

As disclosed in the Form 10-KSB for the year ended February 28, 2007, the Company’s Singapore subsidiary entered into a fixed-price contract with a Singapore entity on April 10, 2007 to manufacture, ship and service approximately $93.5 million of its Telematics products (the “Contract”). Deliveries will take place overseas during a two-year period. The Contract includes a provision for substantial liquidated damages for unexcused delays in product deliveries and/or failure to satisfy certain customer-specified acceptance criteria. In addition, in the event of non-performance by the Company that remains uncorrected after notice from the customer and the expiration of a contractual grace period, the customer has the right to cancel the Contract. The Company’s proprietary Telematics system are undergoing significant customization/modification in order to achieve the functionality required by the customer. As a result, the Contract is being accounted for as described in the “Revenue Recognition” section of Note 2.

Subject to satisfactory completion of certain customer-specified acceptance criteria relating to the applicable deliverables (proprietary Telematics system) and assuming that all other revenue recognition criteria have been met, the Company presently expects to recognize revenue under the Contract by the fourth quarter of fiscal 2008.

During the quarter ended May 31, 2007, the Company received the first progress payment of $750,000 and recorded capitalized Contract costs of approximately $612,000. The Company also received progress payments of $750,000 each in June and July 2007. The initial progress payments required by the Contract include an additional $1.5 million scheduled to be received by the Company during the August-September 2007 period.

The caption "Trade and other receivables, net" in the accompanying condensed consolidated balance sheet includes receivables of $3 million which represent invoices that were issued or issuable under the terms of the Contract as of May 31, 2007. The excess of contract billing over the costs referenced in the preceding paragraph has been reported in the aforementioned balance sheet as "Billings in excess of costs and estimated earnings on uncompleted contract." The Company has not recognized any revenue on the Contract as of May 31, 2007.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006
(UNAUDITED)

5. INCOME TAXES

The Company adopted FIN 48 effective March 1, 2007. The Company had approximately $12 million of total gross unrecognized tax benefits as of the date of adopting FIN 48.

Management has determined that the failure to file certain information returns (for the period from inception to and including the year ended February 28, 2006) may result in the assessment of income tax penalties. As a result, management has accrued an estimate of such penalties at May 31, 2007. Accordingly, the Company’s condensed consolidated statement of operations for the quarter then ended includes an estimated expense of $500,000 relating to potential income tax penalties.

All open tax years of the Company remain subject to examination by tax authorities and, as applicable, certain foreign tax authorities.

6. NOTES PAYABLE
In April 2007, the Company received an unsecured note payable which is due on February 4, 2008 and carries an annual interest rate of 16.5%. The balance of the note is approximately $46,000 at May 31, 2007 and is included in current portion of notes payable in the accompanying condensed consolidated balance sheet.
An unsecured note payable by the Company with a May 31, 2007 principal balance of $1.2 million (the “Note Payable”) was due in three equal installments of $400,000; the first two installments were due prior to June 1, 2007. As of May 31, 2007, the Company had not made any payments to the creditor. As a result, the Note Payable has been in default since January 16, 2007. In addition, as of the date that this Form 10-QSB was filed with the SEC, the third installment payment (which was due on July 15, 2007) had not been paid. Accordingly, the entire principal balance of the Note Payable has been classified as a current liability in the accompanying condensed consolidated balance sheet. Management is currently in discussions with the creditor, seeking to restructure the terms of the Note.

7. OTHER MATTERS RELATING TO CERTAIN DEBT AND EQUITY INSTRUMENTS

Because of certain convertible debt financing and the transactions described in the “10/13/06 Equity Financing Transactions” section of Note 8 to the Company’s February 28, 2007 consolidated financial statements included in of our Form 10-KSB for the year then ended, the exercise prices of certain warrants outstanding at May 31, 2007 have been reduced pursuant to anti-dilution contractual requirements. As a result of the same transactions, the conversion prices of the $1.5 million convertible note payable to a stockholder issued in September 2004 (as amended in November 2004) and a $384,000 convertible note payable issued to the same stockholder in December 2004 have been reduced pursuant to anti-dilution contractual requirements. These debt instruments are outstanding at May 31, 2007.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006
(UNAUDITED)

7. OTHER MATTERS RELATING TO CERTAIN DEBT AND EQUITY INSTRUMENTS (continued)

The combined effect of the adjustments described in the preceding paragraph and of similar adjustments relating to previous transactions is summarized as follows:

	Exercise or Conversion Price Per Share
	Original	Adjusted
	Amount	Amount

379,720 warrants outstanding at February 28, 2005	$5.00	$2.36
1,043,106 warrants issued in April/May 2005	3.50	1.81
Other warrants issued after February 28, 2005:
108,196 warrants	5.00	2.36
4,955 warrants	3.50	1.81

$1,884,000 of convertible debt	5.00	2.36

8. EQUITY TRANSACTIONS

During the quarter ended May 31, 2007, an investor who previously purchased 2.75 million shares of the Company’s Preferred Stock and received warrants to purchase common stock in October and November 2006, exercised certain J warrants and received 2 million shares of the Company’s restricted common stock in exchange for a cash payment of $1 million and issuance by the Company of a V warrant with the following terms: exercisable into 1.2 million shares of restricted common stock at $1.35 per share, with a contractual life of five years. The common stock underlying the V warrant has the same registration rights as described in “The 10/13/06 Equity Financing Transactions” section of Note 8 to the consolidated financial statements included in the Company’s February 28, 2007 Form 10-KSB filed with the SEC on May 30, 2007.

During the quarter ended May 31, 2007, the Company issued 1,340,000 shares of its restricted common stock for the conversion of 670,000 shares of preferred stock.

During the quarter ended May 31, 2007, the Company issued 94,520 shares of common stock for the exercise of employee stock options.

During the quarter ended May 31, 2007, the Company also issued 2,145,000 shares of its restricted common stock in exchange for services provided by employees. Such shares were valued at approximately $1,844,700 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price).

In April 2007, in connection with the contract discussed in Note 4, the Company’s board of directors approved the issuance of 3,271,424 shares of restricted common stock to certain employees, officers and directors which will vest as follows: 1,635,712 shares upon the completion and delivery of certain proprietary Telematics systems; and 1,635,712 shares upon the delivery of all remaining proprietary Telematics systems to the customer. The individuals entitled to such awards must be employed by the Company on the vesting dates. Based on a discounted market price (to account for the fact that the common stock would be restricted), the total grant-date estimated fair value of the stock awards described in this paragraph approximated $2.8 million. Because vesting is conditioned upon both (i) continued employment (or continued membership on the Company’s board of directors) of the grantee and (ii) contract performance, compensation cost will not be recognized until management determines that it is probable that both conditions will be satisfied. The nature of these conditions is such that they may not be susceptible of reasonable estimation until the contract milestones are achieved. The Company will recognize an expense not exceeding approximately $ 1.4 million on the earlier of (a) when and if each of the aforementioned contract milestones is achieved or (b) when it becomes probable that each such condition will be met.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006
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

Operating Leases

The Company occupies facilities under operating lease agreements expiring on various dates through March 2011. Certain leases include future rental escalations and renewal options. As of May 31, 2007, future minimum payments under operating leases approximated the following for the fiscal years ending February 28/29 listed below:

2008	$48,000
2009	46,000
2010	44,000
2011	44,000
2012	4,000
$186,000

Rent expense approximated $20,000 and $140,000 for the three months ended May 31, 2007 and 2006, respectively.

Registration Rights Penalties

The Company is contractually liable for certain penalties because its registration statement was not filed (or expected to be declared effective by the SEC) by the deadline dates. Based on the current estimate of the filing and effective dates of such registration statement and the contractual deadlines, as of May 31, 2007, the Company has accrued estimated penalties and related interest of approximately $561,000 relating to the preferred stock and the April/May 2005 sale of equity units.

10.  SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

Because of the discontinued operations described in Note 12 referenced in “Geomatics” immediately below, revenues (from continuing operations) reported in the accompanying condensed consolidated statements of operations relate exclusively to the Company’s Telematics operations. Thus, management has not reported the segment information otherwise required by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

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

The Company exited the Geomatics segment in June 2006.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006
(UNAUDITED)

10.  SEGMENT REPORTING AND GEOGRAPHIC INFORMATION (continued)

Telematics

Products, accessories and services related to the business of remote monitoring of assets (including track-and-trace) whereby position, attributes, status and communication are involved.

Geographic Information

Certain condensed geographic information is presented below including property and equipment, revenues, gross profit (loss) and operating loss:

For the three months ended May 31, 2007:

	Property and		Gross	Operating	Operating
	Equipment, net	Revenue	Profit	Expenses	(Loss)
Asia	$424,055	$885,374	$382,491	$2,935,319	$(2,552,828)
United states	-	-	-	608,362	$(608,362)
Western Europe	107,201	120,294	103,074	293,584	$(190,510)
Total	$531,256	$1,005,668	$485,565	$3,837,265	$(3,351,700)

For the three months ended May 31, 2006:

	Property and		Gross	Operating	Operating
	Equipment, net	Revenue	Profit (Loss)	Expenses	(Loss)
Asia	$391,235	$364,888	$172,007	$425,658	$(253,651)
United states	2,346	-	-	1,137,586	$(1,137,586)
Western Europe	222,675	61,450	(50,357)	441,479	$(491,836)
Total	$616,256	$426,338	$121,650	$2,004,723	$(1,883,073)

See Note 3 for geographic information on inventory.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006
(UNAUDITED)

11.  LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share from continuing operations computations for the three months ended May 31, 2007 and 2006.

	Three Months	Three Months
	May 31, 2007	May 31, 2006
Numerator for basic and diluted loss per common share:
Net loss from continuing operations	$(3,943,567)	$(1,838,747)
Cumulative undeclared dividends on preferred stock	(56,000)	-
Total net loss from continuing operations
charged to common shareholders	$(3,999,567)	$(1,838,747)

Denominator for basic and diluted loss per common share:
Weighted average number of common shares outstanding	21,426,745	12,676,878

Basic and diluted loss per common share:
from continuing operations	$(0.18)	$(0.15)

12.  DISCONTINUED OPERATIONS

Introduction
In the opinion of management, the Company’s future opportunities in the GPS industry are principally in the Telematics sector in the Southeast Asia, Western Europe, and United States markets, with particular emphasis on the homeland security business. In combination with certain operational issues in South Africa, the desire to outsource manufacturing activities, and the intent to restructure/relocate the research and development function, management reached a decision in the first quarter of fiscal 2007 to sell the Company’s Geomatics operations. The Company consummated certain disposal transactions in the second quarter of fiscal 2007. In addition, management placed Astrata Systems (a wholly-owned subsidiary in South Africa) in liquidation during the quarter ended August 31, 2006.

Management believes that the Company has not incurred any material contingent liabilities in connection with the transactions and events described in the preceding paragraph. The Company did not recognize any losses for write-downs (to fair value, less cost to sell) of any assets related to discontinued operations during the three months ended May 31, 2007. As described in the following paragraph, operations reported as discontinued in the accompanying condensed consolidated statements of operations are not generating any significant cash flows.

The Company had total receivables relating to discontinued Telematics operations (in South Africa) of approximately $95,000 at May 31, 2007. While management expects to collect such receivables, this does not involve any continuing operations; the business activity related thereto will be limited to the effort expended in the collection process. The collection of such receivables is a non-recurring event for the Company, and all of the cash will be used to pay liabilities that are reported as related to assets held for sale at May 31, 2007. Thus, management has concluded that the Company does not have any active continuing involvement with the components that have been classified as discontinued operations in the accompanying condensed consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006
(UNAUDITED)

12.  DISCONTINUED OPERATIONS (continued)

Other Matters

The major classes of assets and liabilities related to discontinued operations as of May 31, 2007 are as follows:

Assets

Trade and other receivables	$95,121
Other non-current assets	69,738
Total	$164,859

Liabilities

Trade and accrued payables	$245,083

13.  SUBSEQUENT EVENTS

In June 2007, the Singapore Civil Defense Force (SCDF) awarded a $2.2 million contract for the Company's new Intelligent Immobilization System technology (the “Immobilizer”). The immobilizer is an add-on module to the Company’s Telematics System, which SCDF has been using since 2005 to track, monitor and now immobilize vehicles transporting hazardous materials, as well as to alert SCDF if these vehicles deviate from their prescribed routes.

Item 2: Management’s Discussion and Analysis or Plan of Operation

Overview

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of the Company appearing elsewhere in this report. Such financial statements have been prepared to reflect the Company’s financial position as of May 31, 2007, together with the results of operations for the three months ended May 31, 2007 and 2006, and cash flows for the three months ended May 31, 2007 and 2006.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended of the “Exchange Act”. Actual results may differ materially from those included in the forward-looking statements. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for the purposes of complying with those provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally indentified by use if the word “believe,” “expect,” “anticipate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally in the United States of America and the other countries in which we operate, legislative regulatory changes, the political climate in the foreign countries in which we operate, the availability of capital, interest rates, competition, and changes in U.S. generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on any such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, are included herein and in our other filings with the Securities and Exchange Commission (the “SEC’).

Company Overview

Overview

Astrata Group Inc. is a U.S. publicly-held company, headquartered in Costa Mesa, California. Astrata is focused on advanced location-based IT services and solutions (Telematics) that combine the Global Positioning System (“GPS”) positioning, wireless communications (satellite or terrestrial) and geographical information technology, which together enable businesses and institutions to monitor, trace, or control the movement and status of machinery, vehicles, personnel or other assets. The Company's intelligent vehicle tracking system currently in use in Singapore enables the Singapore Civil Defense Force to track trucks carrying hazardous materials and to halt the trucks in case they veer off course. Astrata has designed, developed, manufactured and currently supports seven generations of Telematics systems with units deployed worldwide. Astrata has offices throughout the world including the United States, Europe and Asia.

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

Recent Trends

Astrata’s Telematics operations were strengthened during fiscal 2007 by the addition of certain key distribution partners in Western Europe and an increased presence in South East Asia based primarily on the successful delivery of the previously announced Hazmat (Hazardous Materials) Tracking Project to the Singapore Civil Defense Force.

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

Results of operations for the three months ended May 31, 2007 and 2006

As discussed above (see Note 12 to the condensed consolidated financial statements included elsewhere herein), the Company is discontinuing its operations and exiting South Africa. Accordingly, all South Africa operations are being reported as discontinued operations effective with the May 31, 2006 quarter.

Revenues

Net sales from continuing operations were approximately $1 million for the three months ended May 31, 2007, an increase of approximately $0.6 million compared to the three months ended May 31, 2006 of approximately $0.4 million, Our normal revenue of approximately $1 million for the three months represents approximately a 236% increase quarter over quarter. During this quarter, we have begun deliveries under a contract pursuant to which will provide $93.5 million of our products and services as discussed in Note 4 to the condensed consolidated financial statements included elsewhere herein. The accounting for contract revenue and expenses under Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” using the percentage-of-completion method; progress toward completion will be measured on a units-delivered basis. Under this method, revenue and the costs of earned revenue will be recorded as delivered units are deemed to be accepted by the customer.

Included in the table below are revenues deferred until all acceptance criteria have been met for the current three months and the total contract revenues. We have delivered to Phase I and are working in Phase II.

	Current	Total
	Quarter	Contract
	Unearned	Unearned
	Revenue	Revenue

Phase I	$3,750,000	$-
Phase II		2,492,000
Phase III		2,000,000
Phase IV		85,258,000
Totals	$3,750,000	$89,750,000

Gross Profit

Gross profit increased approximately $0.4 million to approximately $0.5 million for the three months ended May 31, 2007 compared to the three months ended May 31, 2006 of approximately $0.1 million. Our normal gross margin (defined as gross profit divided by revenue) increased from 29% to 48%.

Selling, general and administrative expenses

Selling general and administrative expenses for the three months ended May 31, 2007 were approximately $3.4 million, an increase of approximately $1.9 million compared to the three months ended May 31, 2006 of approximately $1.5 million.

In Asia, operating expenses for the three months ending May 31, 2007 were approximately 2.9 million, compared to the three months ended May 31, 2006 of approximately $0.4 million. These expenses are primarily related to staffing, third party consultants, facilities and travel costs. The increase in these expenses was primarily due to the recognition of $2.8 million in bonuses paid to certain employees for securing $93.5 million in new business under a contract, (see note 4 in the condensed consolidated financial statements included elsewhere herein).

Net Results of Operations

Our operating loss was approximately $3.4 million for the three months ended May 31, 2007 and operating loss of approximately $1.9 million for the three months ended May 31, 2006. The increase in these expenses was primarily due to the recognition of $2.8 million in bonuses paid to certain employees for securing $93.5 million in new business under a contract, (see note 4 in the condensed consolidated financial statements included elsewhere herein).

Other income (expense)

Interest expense for the three months ended May 31, 2007 was approximately $0.1 million as compared to $0.2 million for the quarter ended May 31, 2006. The fair value adjustment for a warrant liability was a benefit of approximately $0.3 million for the quarter ended May 31, 2006.

Net Results

We are reporting a net loss of approximately $4.1 million or $0.19 per common share for the three months ended May 31, 2007 compared to a net loss of approximately $2.8 million or $0.22 per common share for the three months ended May 31, 2006. Our continuing operations resulted in a net loss of approximately $3.9 million for the three months ended May 31, 2007. The increase in net loss was primarily due to the recognition of $2.8 million in bonuses paid to certain employees for securing $93.5 million in new business under a contract, (see note 4 in the condensed consolidated financial statements included elsewhere herein). After factoring in the deemed dividend to the preferred stockholders of approximately $0.1 million, our net loss from continuing operations applicable to common stockholders is approximately $4 million or $0.18 per common share; and approximately $1.8 million or $0.15 per common share for the three months ended May 31, 2006. Our discontinued operations resulted in loss of approximately $0.2 million or $0.01 per common share for the three months ended May 31, 2007 and a loss of approximately $0.9 million or $0.07 per common share for the three months ended May 31, 2006.

Liquidity and Capital Resources

Balance Sheet Comparison of May 31, 2007 to February 28, 2007

Total assets increased by approximately $3.8 million from approximately $3.1 million as of February 28, 2007 to approximately $3.9 million as of May 31, 2007. The increase is due to the increase in cash of approximately $0.8 million and accounts receivable of approximately $3 million related to our $93.5 million contract.

Total liabilities increased by approximately $5.2 million from approximately $11.6 million as of February 28, 2007 to approximately $13.3 million as of May 31, 2007. The increase is due to an increase in trade and accrued payables of approximately $1.2 million; billings in excess of costs and estimated earnings on uncompleted contract of approximately $3.1 million and an increase in other current liabilities of approximately $0.4 million.

Statement of Cash Flow Changes

Our operating activities provided approximately $0.6 million in cash during the three months ended May 31, 2007. Our net loss of approximately $4.1 million along with an increase in accounts receivable and inventories of approximately $3.2 million; offset by non-cash items of approximately $2.1 million which include depreciation and amortization, equity instruments used for compensation, billings in excess of costs and estimated earnings on uncompleted contract of approximately $3.1 million and an increase in accounts payable and accrued liabilities of approximately $1.6 million.

At May 31, 2007, the Company had negative working capital of approximately $11.2 million. The primary reason for the working capital deficit is the level of accounts payable and accrued salaries and benefits of approximately $7.7 million and the deferred revenues and expenses under a contract pursuant to which will provide $93.5 million of our products and service recorded as billings in excess of costs and estimated earnings on uncompleted contract of approximately $3.1 million.

During the quarter, we used funds for investing of approximately $0.4 million into a restricted certificate of deposit which matures in August 2009.

Our cash flows provided by financing activities were approximately $1 million for the three months ended May 31, 2007. The Company received US$1 million of cash from the exercise of warrants to acquire two million shares of common stock. In order for the Company to finance operations and continue its growth plan, additional funding will be required from external sources. Management plans on funding operations through a combination of equity capital, lines of credit. Management is currently in negotiations with banks following the award of a $ 93.5 million dollar contract deliverable over two years to provide lines of credit based on this contract.

Liquidity and Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming we will continue in our present form, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. For the three months ended May 31, 2007, we had a net loss of approximately $4.1 million and positive cash flow from operating activities of approximately $0.6 million. In addition, we had a working capital deficit of approximately $11.2 million as of May 31, 2007.

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

Management is projecting growth in Telematics sales during fiscal 2008 and has announced a recent contract in this sector valued at $93.5 million for delivery over the next two financial years with further extensions to this order now under negotiation. Order books for delivery over the next two years now exceeds $110 million.

In order for us to fund our operations and continue this growth plan, substantial additional funding will be required from external sources. Management currently intends to fund operations through a combination of equity and lines of credit. Management is in discussion with banks for lines of credit and certain investors, who had expressed an interest in making investments in the Company. These discussions are ongoing; however, there can be no assurance of the outcome of these negotiations.

Common Stock

During the quarter ended May 31, 2007, an Investor who purchased 2.75 million shares of the Company’s Preferred Stock and received warrants to purchase common stock in October and November 2006, exercised certain J warrants and received 2 million shares of the Company’s restricted common stock in exchange for a cash payment of $1 million and issuance by the Company of a V warrant with the following terms: exercisable into 1.2 million shares of restricted common stock at $1.35 per share, with a contractual life of five years. The common stock underlying the V warrant has the same registration rights as described in “The 10/13/06 Equity Financing Transactions” section of Note 8 to the consolidated financial statements included in the Company’s February 28, 2007 Form 10-KSB filed with the SEC on May 30, 2007.

During the quarter ended May 31, 2007, the Company issued 1,340,000 shares of its restricted common stock for the conversion of 670,000 shares of preferred stock.

During the quarter ended May 31, 2007, the Company issued 94,520 shares of common stock for the exercise of employee stock options.

During the quarter ended May 31, 2007, the Company also issued 2,145,000 shares of its restricted common stock in exchange for services provided by employees. Such shares were valued at approximately $1,844,700 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price).

In April 2007, in connection with the contract discussed in Note 4, the Company’s board of directors approved the issuance of 3,271,424 shares of restricted common stock to certain employees, officers and directors which will vest as follows: i) 1,635,712 shares upon the completion and delivery of 3,500 prototype units; ii) 1,635,712 upon the delivery of all remaining units to the customer. The individuals entitled to such award must be employed by the Company on the vesting dates.

Off Balance Sheet Arrangements

As of May 31, 2007, there were no off balance sheet arrangements. Please refer to Note 9 (“Other Commitments and Contingencies’) to the Company’s condensed consolidated financial statements included elsewhere herein for additional information.

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

Foreign Currency Exchange Rate Risk

The operation of our subsidiary in international market results in exposure to fluctuations in foreign currency exchange rates. The potential of volatile foreign currency exchange rate fluctuation in the future could have a significant effect on our results of operations. During the three months ended May 31, 2007, we had transactions denominated in the British Pound, the Singapore Dollar, the Malaysian Ringgit, and the Brunei Dollar.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist exclusively of finished goods at May 31, 2007. Market is determined by comparison with recent sales or estimated net realizable value.

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

As of May 31, 2007, we determined that no additional impairment indicators existed; thus, no adjustments have been made to the carrying values of long-lived assets (that are either held for sale or held and used) as of May 31, 2007. There can be no assurance that market conditions will not change or demand for our services and products will continue which could result in further impairment of long-lived assets in the future.

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

Contract Accounting

The Company is accounting for the contract described in Note 4 under American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” using the percentage-of-completion method; progress toward completion will be measured on a units-delivered basis. Under this method, revenue and the costs of earned revenue will be recorded as delivered units are deemed to be accepted by the customer, assuming that all other revenue recognition criteria have been met. The costs of earned revenue will be recognized on an average - per - unit basis, using the most recent estimate of total contract costs. Customer acquisition and similar costs are expensed as incurred.

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

The Company’s condensed consolidated statements of operations have been reclassified to separately report discontinued operations.

Derivative Financial Instruments

The Company records all derivative financial instruments in its consolidated financial statements at estimated fair value, regardless of the purpose or intent for issuing or holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in the results of operations or in stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss), depending on whether the derivative instrument qualifies for hedge accounting as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. Changes in the fair value of derivatives no qualifying for hedge accounting are included in the results of operations as they occur.

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

Deferred tax asset valuation allowance/Deferred tax benefit

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. In assessing the realizability of deferred tax assets under this pronouncement, management considers whether it is more likely than not that any given deferred tax asset will be realized. Based on this criterion, the Company had a 100% valuation allowance against its net deferred tax assets at February 28, 2007.

As at May 31, 2007, the Company had net deferred income tax assets of $160,000. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the management includes, but is not limited to, the Company’s historic operation results, projected future operating earnings results, reversing temporary differences, contracted sales backlog at May 31, 2007, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carryback strategies. At May 31, 2007, the Company has determined that insufficient positive evidence exists to conclude that the deferred tax assets will be realized within the evaluation period.

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

The FSP is effective for registration payment arrangements and the financial instruments subject to such arrangements that are entered into or modified after December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into before December 22, 2006, companies are required to account for transitioning to the FSP through a cumulative-effect adjustment to the opening balance of accumulated deficit or retained earnings in fiscal years beginning after December 15, 2006. However, early adoption of this pronouncement for interim or annual periods for which financial statements or interim reports have not been issued is permitted. Accordingly, the Company adopted the FSP effective with the quarter ended November 30, 2006.

Other Recently Issued Accounting Pronouncements

Except as described in “Registration Payment Arrangements” immediately above and the following two paragraphs, in the opinion of management neither the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants nor the SEC have issued any accounting pronouncements since the Company filed its February 28, 2007 Form 10-KSB that are believed by management to have a material impact on the Company’s present or future consolidated financial Statements.

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

Item 3: Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2007 our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended May 31, 2007 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 1A: Risk Factors

There were no material changes from the risk factors disclosed in the Company's February 28, 2007 Form 10-KSB filed with the SEC on May 30, 2007.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock

During the quarter ended May 31, 2007, an Investor who purchased 2.75 million shares of the Company’s Preferred Stock and received warrants to purchase common stock in October and November 2006, exercised certain J warrants and received 2 million shares of the Company’s restricted common stock in exchange for a cash payment of $1 million and issuance by the Company of a V warrant with the following terms: exercisable into 1.2 million shares of restricted common stock at $1.35 per share, with a contractual life of five years. The common stock underlying the V warrant has the same registration rights as described in “The 10/13/06 Equity Financing Transactions” section of Note 8 to the consolidated financial statements included in the Company’s February 28, 2007 Form 10-KSB filed with the SEC on May 30, 2007. The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

During the quarter ended May 31, 2007, the Company issued 1,340,000 shares of its restricted common stock for the conversion of 670,000 shares of preferred stock. The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

During the quarter ended May 31, 2007, the Company issued 1,340,000 shares of its restricted common stock for the conversion of 670,000 shares of preferred stock. The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

During the quarter ended May 31, 2007, the Company issued 94,520 shares of common stock for the exercise of employee stock options.

During the quarter ended May 31, 2007, the Company also issued 2,145,000 shares of its restricted common stock in exchange for services provided by employees. Such shares were valued at approximately $1,844,700 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price).

In April 2007, in connection with the contract discussed in Note 4, the Company’s board of directors approved the issuance of 3,271,424 shares of restricted common stock to certain employees, officers and directors which will vest as follows: i) 1,635,712 shares upon the completion and delivery of 3,500 prototype units; ii) 1,635,712 upon the delivery of all remaining units to the customer. The individuals entitled to such award must be employed by the Company on the vesting dates.

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
Martin Euler                      Date:   July 23, 2007
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