Form 10QSB
period 2007-08-31
ASTRATA GROUP INC
filed 2007-10-12
CIK 1071157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 28, 2007: 25,629,891

Transitional Small Business Disclosure Format (Check One):  Yes [   ] No [X]

TABLE OF CONTENTS

		Page
Part I - Financial Information

Item 1	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheet as of August 31, 2007	F-1

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended August 31, 2007 and 2006	F-2

	Condensed Consolidated Statements of Cash Flows for the six months ended August 31, 2007 and 2006	F-3

	Notes to Condensed Consolidated Financial Statements	F-4

Item 2	Management's Discussion and Analysis or Plan of Operation	1

Item 3	Controls and Procedures	10

Part II - Other Information

Item 1	Legal Proceedings	12

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 6	Exhibits	12

i

PART I – FINANCIAL INFORMATION

Item 1:  Condensed Consolidated Financial Statements (Unaudited)

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission (the “SEC”) instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, which (except where stated otherwise) consisted only of normal recurring adjustments, have been included.  Operating results for the interim period ended August 31, 2007 are not necessarily indicative of the results anticipated for the entire fiscal year ending February 28, 2008.  This report should be read in conjunction with the Company’s February 28, 2007 annual report on Form 10-KSB filed with the SEC on May 30, 2007.

ii

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED
August 31, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$932,437
Trade and other receivables, net	2,516,229
Inventories	201,438
Other assets	342,079
Discontinued operations - current assets	95,023
Total current assets	4,087,206
Property and equipment, net	689,618
Certificate of deposit-restricted	412,987
Goodwill	300,000
Discontinued operations - other assets	69,666
Total assets	$5,559,477
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$5,748,586
Salaries and benefits payable to officers and directors	2,075,394
Registration rights penalties	560,711
Interest payable	849,894
Income taxes and related penalties payable	508,306
Notes payable to stockholders	1,884,000
Advances from stockholders	57,184
Discontinued operations - current liabilities	244,831
Current portion of long-term liabilities	1,386,533
Billings in excess of costs and estimated earnings on uncompleted contract	2,513,240
Other current liabilities	384,604
Total current liabilities	16,213,283
Long-term liabilities	12,583
Total liabilities	16,225,866
Minority interest	40,114
Commitments and contingencies
Stockholders' deficit
Preferred stock, Series A convertible, $0.0001 par value, 10,000,000 shares authorized, 2,800,000 shares issued and outstanding with a liquidation
preference of $2,800,000	280
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 28,901,315 shares issued
and 25,629,891 shares outstanding	2,564
Additional paid-in-capital, net	32,514,957
Accumulated deficit	(42,756,789)
Accumulated other comprehensive loss	(467,515)
Total stockholders' deficit	(10,706,503)
Total liabilities and stockholders' deficit	$5,559,477

See accompanying notes to these condensed consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007 AND 2006
(UNAUDITED)

	THREE MONTHS		SIX MONTHS
	2007	2006	2007	2006
Net sales	$1,615,133	$912,868	$2,620,801	$1,339,206
Cost of goods sold	893,382	670,888	1,413,485	975,576
Gross profit	721,751	241,980	1,207,316	363,630
Other selling, general and administrative expenses	2,083,044	1,696,873	5,707,380	3,237,889
Research and development	-	-	-	-
Stock-based compensation	205,270	265,238	418,199	728,946
Operating loss	(1,566,563)	(1,720,131)	(4,918,263)	(3,603,205)
Other income (expense):
Interest expense	(121,358)	(206,699)	(214,807)	(435,589)
Change in fair value of derivative warrant liability	-	22,000	-	306,996
Loss on sale of assets	-	(2,346)	-	(2,346)
Other income	55	32,789	1,637	33,105
Total other income (expense)	(121,303)	(154,256)	(213,170)	(97,834)

Loss before minority interest and provision for income taxes	(1,687,866)	(1,874,387)	(5,131,433)	(3,701,039)
Income tax provision	-	-	500,000	-
Loss before minority interest	(1,687,866)	(1,874,387)	(5,631,433)	(3,701,039)
Minority interest	-	335	-	-
Equity in net loss of affiliate	-	(7,067)	-	(18,828)
Loss from continuing operations	(1,687,866)	(1,881,119)	(5,631,433)	(3,719,867)
Gain (Loss) on discontinued operations, net of tax	(78)	1,420,370	(170,085)	489,196
Net loss	$(1,687,944)	$(460,749)	$(5,801,518)	$(3,230,671)

Net loss from continuing operations applicable
to common stockholders consists of the following:
Net loss from continuing operations	$(1,687,866)	$(1,881,119)	$(5,631,433)	$(3,719,867)
Cumulative undeclared dividends on preferred stock	(56,000)	-	(112,000)	-
Net loss from continuing operations applicable
to common stockholders	$(1,743,866)	$(1,881,119)	$(5,743,433)	$(3,719,867)

Comprehensive loss and
its components consist of the following:
Net loss	$(1,687,944)	$(460,749)	$(5,801,518)	$(3,230,671)
Foreign currency translation adjustment, net of tax	(141,834)	50,843	(467,515)	(32,677)
Comprehensive loss	$(1,829,778)	$(409,906)	$(6,269,033)	$(3,263,348)

Basic and diluted earnings (loss) per common share:
Continuing operations applicable to common stockholders	$(0.07)	$(0.14)	$(0.24)	$(0.29)
Discontinued operations	-	0.11	(0.01)	0.04
	$(0.07)	$(0.03)	$(0.25)	$(0.25)

Weighted average common shares outstanding:
Basic and diluted	23,406,905	13,080,970	23,168,760	12,920,103

See accompanying notes to these condensed consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,801,518)	$(3,230,671)
Adjustments to reconcile net loss to net
cash used in operating activities
Gain on sale of property and equipment	-	(7,394)
Gain on forgiveness of debt	-	(332,691)
Depreciation and amortization	193,138	266,270
Gain on disposal transactions relating to discontinued operations	(59,386)	(1,810,098)
Loss on early termination of lease	-	101,886
Amortization of deferred compensation cost	-	200,250
Deferred financing costs and debt discount	-	(58,383)
Issuance of common stock for services	-	38,252
Stock-based compensation	2,303,359	728,945
Equity in net loss (earnings) of affiliate	-	18,828
Minority interest	-	(6,535)
Unrealized foreign currency exchange gain	-	(16,922)
Changes in operating assets and liabilities:
Accounts receivable	(1,619,774)	2,635,709
Inventories	(83,269)	2,857,494
Billings in excess of costs and estimated earnings on uncompleted contract	2,513,240	-
Other assets	449,021	139,222
Accounts payable and accrued liabilities	2,365,640	(1,265,163)
Taxes and related penalties payable	493,420	6,401
Deferred tax liability	-	(14,893)
Net cash provided by operating activities	$753,871	$250,507
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(308,435)	50,501
Proceeds from sale of assets	-	36,978
Investment in affiliates	11,741	(135,491)
Certificate of deposit-restricted	(412,987)	(47,592)
Net cash used in investing activities	(709,681)	(95,604)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term liabilities	(12,158)	(279,298)
Proceeds from notes payable	179,323	-
Lines of credit, net	-	(1,149,790)
Proceeds from advances to stockholders	-	731,017
Proceeds from warrants exercised for common stock	1,000,000	-
Net cash provided by financing activities	1,167,165	(698,071)
Effect of foreign currency exchange rate changes
on cash and cash equivalents	(458,289)	178,116
Net increase (decrease) in cash and cash equivalents	753,066	(365,052)
Cash and cash equivalents at beginning of period	179,371	436,532
Cash and cash equivalents at end of period	$932,437	$71,480

See the accompanying notes for information on non-cash investing and financing activities.
See accompanying notes to these condensed consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007 AND 2006
(UNAUDITED)

1. ORGANIZATION, NATURE OF OPERATIONS, AND LIQUIDITY/GOING CONCERN CONSIDERATIONS

Organization

Astrata Group Incorporated (“Astrata,” or “Astrata Group”) and subsidiaries (sometimes hereafter collectively referred to as the “Company,” “we,” and “our”) currently operate exclusively in the Telematics sector of the Global Positioning System (“GPS”) industry. Telematics comprises the remote monitoring of assets in real-time (including tracking and tracing) whereby location, time and sensor status are communicated. Our products are deployed into diverse markets, including those described in “Nature of Operations” below

Nature of Operations

As noted above, we operate in the Telematics sector of the GPS industry. Our expertise is focused on advanced location-based IT products and services that combine positioning, wireless communications, and information technologies, which add measurable value to location–based information. We provide advanced positioning products, as well as monitoring and airtime services to commercial and governmental entities in a number of markets including homeland security, public safety, transportation, surveying, utility, construction, mining, and agriculture.

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
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007 AND 2006
(UNAUDITED)

1. ORGANIZATION, NATURE OF OPERATIONS, AND LIQUIDITY/GOING CONCERN CONSIDERATIONS (continued)

Liquidity and Going Concern Considerations

For the six months ended August 31, 2007, we had a net loss of approximately $5.8 million (of which $2.8 million was the estimated value of bonuses paid to certain employees for securing $93.5 million in new business under a contract - (see Note 4).  We had positive cash flow from operating activities of approximately $0.8 million, and although we have begun to receive progress payments under the contract, such amount has not been recognized as revenue at August 31, 2007. In addition, we had a working capital deficit of approximately $12.1 million and a stockholders’ deficit of approximately $10.7 million as of August 31, 2007.

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
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007 AND 2006
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

Other Concentrations

The financial instrument that potentially exposes the Company to a concentration of credit risk principally consists of cash. The Company deposits its cash with high credit financial institutions, principally in Europe and Asia. The countries do not have any institutional depository insurance comparable to the United States, which insures bank balances up to $100,000 per bank. At August 31, 2007, the Company’s cash balances in U.S. bank accounts totaled approximately $14,000, which is within the Federal Deposit Insurance Corporation limit of $100,000.

The certificate of deposit described below (approximately $413,000 at August 31, 2007) is with a Singapore bank. Because the funds deposited were in US. dollars, such account is not eligible for coverage under Singapore’s Deposit Insurance Act.

The Company does not require collateral from its customers, but performs ongoing credit evaluations of its customers’ financial condition. Credit risk with respect to the accounts receivable is limited because of the large number of customers included in the Company’s customer base and the geographic dispersion of those customers. The Company also performs periodic reviews of collectability and provides an allowance for doubtful accounts receivable.  Management considers the allowance for doubtful accounts receivable at August 31, 2007 of approximately $22,000 to be adequate.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007 AND 2006
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

Inventories

 Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist of only finished goods at August 31, 2007. Market is determined by comparison with recent sales or estimated net realizable value. Net realizable value is based on management’s forecasts for sales of the Company’s products and services in the ensuring years and/or consideration and analysis of any change in the customer base, products mix, or other factors that may impact the estimated net realizable value. Should the demand for the Company’s products and/or services prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than reflected in the accompanying condensed consolidated balance sheet.

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

As of August 31, 2007, management has determined that no new impairment indicators exist and therefore, no adjustments have been made to the carrying values of long-lived assets held for sale or held and used. There can be no assurance, however, that market conditions will not change or demand for the Company’s services and products will continue which could result in impairment of long-lived assets in the future.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007 AND 2006
(UNAUDITED)

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets (continued)

Long-lived assets (including goodwill) that have not been reported as “held for sale” at Augusts 31, 2007 are being held and used as of that date.

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

Contract Accounting

The Company is accounting for the contract described in Note 4 under American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” using the percentage-of-completion method; progress toward completion will be measured on a units-delivered basis.  Under this method, revenue and the costs of earned revenue will be recorded as delivered units are deemed to be accepted by the customer, assuming that all other revenue recognition criteria have been met.  The costs of earned revenue will be recognized on an average – per - unit basis, using the most recent estimate of total contract costs.  Customer acquisition and similar costs are expensed as incurred.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007 AND 2006
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

Options granted by the Company generally expire five years from the grant date. Options granted to existing and newly hired employees generally vest over a three-year period from the date of grant. The effects of share-based compensation resulting from the application of SFAS No. 123-R to options granted under the Company’s equity incentive plan resulted in an expense of approximately $418,000 for the six months ended August 31, 2007 and $729,000 for the six months ended August 31, 2006. These expenses have been reported in the accompanying condensed consolidated statements of operations.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007 AND 2006
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

Options outstanding that have vested and are expected to vest as of August 31, 2007 are as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term in	Intrinsic
	Shares	Price	Years	Value (a)
Vested	483,166	$4.49	-	$-
Expected to vest	447,064	$3.78	2.6	-
Total	930,230			$-

(a)
These amounts represent the difference between the exercise price and $0.90, the closing market price of the Company’s common stock on August 31, 2007 as quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “ATTG” for all in-the-money options outstanding.

Options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of SFAS No. 123-R, which are estimated when compensation costs are recognized. Additional information with respect to stock option activity is as follows:

		Outstanding Options
				Weighted
	Shares			Average	Aggregate
	Available for	Number of		Exercise	Intrinsic
	Grant	Shares		Price	Value (b)
February 28, 2007	1,291,925	1,024,750		$3.56	$-
Grants	-	-		-	-
Exercises	-	(94,520)		1.30	-
Cancellations	-	-		-	-
August 31, 2007	1,291,925	930,230		$3.78	$-

Options exercisable at:
February 28, 2007		549,833	*	$4.10
August 31, 2007		483,166		$4.49

(b)	Represents the excess (if any) of the February 28, 2007 or August 31, 2007 market price of the Company’s common stock over the exercise price.

*     This amount has been revised from that which was replaced in the Company’s February 28, 2007 Form 10-KSB

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007 AND 2006
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

3. INVENTORY

Inventories consisted of the following as of August 31, 2007:

	Europe	Asia	Total
Finished goods	$9,319	$192,119	$201,438

4. CONTRACT IN PROGRESS

As disclosed in the Form 10-KSB for the year ended February 28, 2007, the Company’s Singapore subsidiary entered into a fixed-price contract with a Singapore entity on April 10, 2007 to manufacture, ship and service approximately $93.5 million of its Telematics products (the “Contract”). Deliveries will take place overseas during a two-year period. The Contract includes a provision for substantial liquidated damages for unexcused delays in product deliveries and/or failure to satisfy certain customer-specified acceptance criteria. In addition, in the event of non-performance by the Company that remains uncorrected after notice from the customer and the expiration of a contractual grace period, the customer has the right to cancel the Contract. The Company’s proprietary Telematics system is undergoing significant customization/modification in order to achieve the functionality required by the customer. As a result, the Contract is being accounted for as described in the “Revenue Recognition” section of Note 2.

Subject to satisfactory completion of certain customer-specified acceptance criteria relating to the applicable deliverables (proprietary Telematics system) and assuming that all other revenue recognition criteria have been met, the Company presently expects they will initially recognize revenue under the Contract by the fourth quarter of fiscal 2008.

During the six months ended August 31, 2007, the Company received progress payments of approximately $3 million toward approximately $4.5 million invoiced and recorded capitalized Contract costs of approximately $2.0 million.  Such amounts are reported net in the accompanying condensed consolidated balance sheet as “Billings in excess of costs and estimated earnings on uncompleted contract.”  The Company also received progress payments of approximately $0.6 million during September 2007.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007 AND 2006
(UNAUDITED)

5.  INCOME TAXES

The Company adopted FIN 48 effective March 1, 2007.  The Company had approximately $12 million of total gross unrecognized tax benefits as of the date of adopting FIN 48.

Management has determined that the failure to file certain information returns (for the period from inception to and including the year ended February 28, 2006) may result in the assessment of income tax penalties.  As a result, management has accrued an estimate of such penalties at August 31, 2007.  Accordingly, the Company’s condensed consolidated statement of operations for the six months then ended includes an estimated expense of $500,000 relating to potential income tax penalties.

All open tax years of the Company remain subject to examination by tax authorities and, as applicable, certain foreign tax authorities.

6.  NOTES PAYABLE

In August 2007, the Company received an unsecured note payable which is due on February 11, 2008 and carries no interest and the imputed interest is insignificant.  This note replaces approximately $130,000 of accrued payable. The balance of the note is approximately $133,000 at August 31, 2007 and is included in current portion of long term liabilities in the accompanying condensed consolidated balance sheet.

In April 2007, the Company received an unsecured note payable which is due on February 4, 2008 and carries an annual interest rate of 16.5%.  The balance of the note is approximately $46,000 at August 31, 2007 and is included in current portion of long term liabilities in the accompanying condensed consolidated balance sheet.

An unsecured note payable by the Company with a principal balance of $1.2 million at August 31, 2007 (the “Note Payable”) was due in three equal instalments of $400,000; the first two instalments were due prior to June 1, 2007.  In addition, as of the date that this Form 10-QSB was filed with the SEC, the third instalment payment (which was due on July 15, 2007) had not been paid.  Accordingly, the entire principal balance of the Note Payable has been classified as a current liability in the accompanying condensed consolidated balance sheet.  Management is currently in discussions with the creditor, seeking to restructure the terms of the Note.

7. OTHER MATTERS RELATING TO CERTAIN DEBT AND EQUITY INSTRUMENTS

Because of certain convertible debt financing and the transactions described in the “10/13/06 Equity Financing Transactions” section of Note 8 to the Company’s February 28, 2007 consolidated financial statements included in of our Form 10-KSB for the year then ended, the exercise prices of certain warrants outstanding at August 31, 2007 have been reduced pursuant to anti-dilution contractual requirements. As a result of the same transactions, the conversion prices of the $1.5 million convertible note payable to a stockholder issued in September 2004 (as amended in November 2004) and a $384,000 convertible note payable issued to the same stockholder in December 2004 have been reduced pursuant to anti-dilution contractual requirements. These debt instruments are outstanding at August 31, 2007.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007 AND 2006
(UNAUDITED)

7. OTHER MATTERS RELATING TO CERTAIN DEBT AND EQUITY INSTRUMENTS (continued)

The combined effect of the adjustments described in the preceding paragraph and of similar adjustments relating to previous transactions is summarized as follows:

	Exercise or Conversion Price Per Share
	Original	Adjusted
	Amount	Amount

379,720 warrants outstanding at February 28, 2005	$5.00	$2.22
1,043,106 warrants issued in April/May 2005	3.50	1.68
Other warrants issued after February 28, 2005:
108,196 warrants	5.00	2.22
4,955 warrants	3.50	1.68

$1,884,000 of convertible debt	5.00	2.22

8.  EQUITY TRANSACTIONS

During the quarter ended August 31, 2007, the Company issued 62,235 shares of its unrestricted common stock in exchange for services provided by consultants.  Such shares were valued at approximately $61,000 (estimated to be the fair value based on the trading price on the issuance date).

During the quarter ended August 31, 2007, the Company issued 245,531 shares of its restricted common stock in exchange for services provided by consultants. Such shares were valued at approximately $166,000 (estimated to be the fair value based on the trading price on the issuance date).

During the quarter ended August 31, 2007, the Company issued 887,642 shares of its restricted common stock in exchange for services provided by consultants. Such shares were valued at approximately $689,000 (estimated to be the fair value based on the trading price on the issuance date).

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

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007 AND 2006
(UNAUDITED)

8.  EQUITY TRANSACTIONS (continued)

In April 2007, in connection with the contract discussed in Note 4, the Company’s board of directors approved the issuance of 3,271,424 shares of restricted common stock to certain employees, officers and directors which will vest as follows: 1,635,712 shares upon the completion and delivery of certain proprietary Telematics systems; and 1,635,712 upon the delivery of all remaining proprietary Telematics systems to the customer.  The individuals entitled to such award must be employed by the Company on the vesting dates. Based on a discounted market price (to account for the fact that the common stock would be restricted), the total grant-date estimated fair value of the stock awards described in this paragraph approximated $2.8 million.  Because vesting is conditioned upon both (i) continued employment (or continued membership on the Company’s board of directors) of the grantee and (ii) contract performance, compensation cost will not be recognized until management determines that it is probable that both conditions will be satisfied.  The nature of these conditions is such that they may not be susceptible of reasonable estimation until the contract milestones are achieved.  The Company will recognize an expense not exceeding approximately $ 1.4 million on the earlier of (a) when and if each of the aforementioned contract milestones is achieved or (b) when it becomes probable that each such condition will be met.

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

Operating Leases

The Company occupies facilities under operating lease agreements expiring on various dates through March 2011.  Certain leases include future rental escalations and renewal options.  As of August 31, 2007, future minimum payments under operating leases approximated the following for the fiscal years ending February 28/29 listed below:

2008	$48,000
2009	46,000
2010	44,000
2011	44,000
2012	4,000
$186,000

Rent expense approximated $31,000 and $33,000 for the three months ended August 31, 2007 and 2006, respectively.  Rent expense approximated $51,000 and $59,000 for the six months ended August 31, 2007 and 2006, respectively.

Registration Rights Penalties

The Company is contractually liable for certain penalties because its registration statement was not filed (or expected to be declared effective by the SEC) by the deadline dates.  Based on the current estimate of the filing and effective dates of such registration statement and the contractual deadlines, as of August 31, 2007, the Company has accrued estimated penalties and related interest of approximately $561,000 relating to the preferred stock and the April/May 2005 sale of equity units.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007 AND 2006
(UNAUDITED)

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

Geographic Information

Certain condensed geographic information is presented below including property and equipment, revenues, gross profit (loss) and operating loss:

For the three months ended August 31, 2007:
	Property and
	Equipment,		Gross	Operating	Operating
	net	Revenue	Profit	Expenses	(Loss)
Asia	$582,672	$1,448,215	$594,373	$863,134	$(268,761)
United states	-	-	-	1,012,924	$(1,012,924)
Western Europe	106,946	166,918	127,378	412,256	$(284,878)
Total	$689,618	$1,615,133	$721,751	$2,288,314	$(1,566,563)

For the three months ended August 31, 2006:
	Property and
	Equipment,		Gross	Operating	Operating
	net	Revenue	Profit (Loss)	Expenses	(Loss)
Asia	$530,302	$742,983	$254,318	$267,594	$(13,276)
United states	-	-	-	912,480	$(912,480)
Western Europe	140,306	169,885	(12,338)	782,037	$(794,375)
Total	$670,608	$912,868	$241,980	$1,962,111	$(1,720,131)

See Note 3 for geographic information on inventory.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007 AND 2006
(UNAUDITED)

10. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION (continued)

Geographic Information (continued)

For the six months ended August 31, 2007:
	Property and
	Equipment,		Gross	Operating	Operating
	net	Revenue	Profit	Expenses	(Loss)
Asia	$582,672	$2,333,589	$976,864	$3,798,453	$(2,821,589)
United states	-	-	-	1,621,286	$(1,621,286)
Western Europe	106,946	287,212	230,452	705,840	$(475,388)
Total	$689,618	$2,620,801	$1,207,316	$6,125,579	$(4,918,263)

For the six months ended August 31, 2006:
	Property and
	Equipment,		Gross	Operating	Operating
	net	Revenue	Profit (Loss)	Expenses	(Loss)
Asia	$530,302	$1,107,871	$426,325	$693,252	$(266,927)
United states	-	-	-	2,050,067	$(2,050,067)
Western Europe	140,306	231,335	(62,695)	1,223,516	$(1,286,211)
Total	$670,608	$1,339,206	$363,630	$3,966,835	$(3,603,205)

See Note 3 for geographic information on inventory.

11.  LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share from continuing operations computations for the three and six months ended August 31, 2007 and 2006.

	Three Months	Three Months	Six Months	Six Months
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
Numerator for basic and diluted loss per
common share:
Net loss from continuing operations	$(1,687,866)	$(1,881,119)	$(5,631,433)	$(3,719,867)

Cumulative undeclared dividends on preferred stock	(56,000)	-	(112,000)	-
Total net loss from continuing operations
charged to common shareholders	$(1,743,866)	$(1,881,119)	$(5,743,433)	$(3,719,867)

Denominator for basic and diluted loss per common share:
Weighted average number of common shares outstanding	23,406,905	13,080,970	23,168,760	12,920,103

Basic and diluted loss per common share:
from continuing operations	$(0.07)	$(0.14)	$(0.24)	$(0.29)

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007 AND 2006
(UNAUDITED)

12.  DISCONTINUED OPERATIONS

Introduction

In the opinion of management, the Company’s future opportunities in the GPS industry are principally in the Telematics sector in the Southeast Asia, Western Europe, and United States markets, with particular emphasis on the homeland security business. In combination with certain operational issues in South Africa, the desire to outsource manufacturing activities, and the intent to restructure/relocate the research and development function, management reached a decision in the first quarter of fiscal 2007 to sell the Company’s Geomatics operations. The Company consummated certain disposal transactions in the second quarter of fiscal 2007. In addition, management placed Astrata Systems (a wholly-owned) subsidiary in South Africa) in liquidation during the quarter ended August 31, 2006.

Management believes that the Company has not incurred any material contingent liabilities in connection with the transactions and events described in the preceding paragraph. The Company did not recognize any losses for write-downs (to fair value, less cost to sell) of any assets related to discontinued operations during the six months ended August 31, 2007. As described in the following paragraph, operations reported as discontinued in the accompanying condensed consolidated statements of operations are not generating any significant cash flows.

The Company had total receivables relating to discontinued Telematics operations (in South Africa) of approximately $95,000 at August 31, 2007. While management expects to collect such receivables, this does not involve any continuing operations; the business activity related thereto will be limited to the effort expended in the collection process. The collection of such receivables is a non-recurring event for the Company, and all of the cash will be used to pay liabilities that are reported as related to assets held for sale at August 31, 2007. Thus, management has concluded that the Company does not have any active continuing involvement with the components that have been classified as discontinued operations in the accompanying condensed consolidated financial statements.

Other Matters

The major classes of assets and liabilities related to discontinued operations as of August 31, 2007 are as follows:

Assets

Trade and other receivables	$95,023
Other current assets	69,666
Total	$164,689

Liabilities

Trade and accrued payables	$244,831

Item 2:  Management’s Discussion and Analysis or Plan of Operation

Overview

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of the Company appearing elsewhere in this report. Such financial statements have been prepared to reflect the Company’s financial position as of August 31, 2007, together with the results of operations for the three and six months ended August 31, 2007 and 2006, and cash flows for the six months ended August 31, 2007 and 2006.

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

Results of operations for the three months ended August 31, 2007 and 2006

As discussed above (see Note 12 to the condensed consolidated financial statements included elsewhere herein), the Company is discontinuing its operations and exiting South Africa. Accordingly, all South Africa operations are being reported as discontinued operations effective with the May 31, 2006 quarter.

Revenues

Net sales from continuing operations were approximately $1.6 million for the three months ended August 31, 2007, an increase of approximately $0.7 million compared to the three months ended August 31, 2006 of approximately $0.9 million, Our normal revenue of approximately $1.6 million for the three months represents approximately a 77% increase quarter over quarter. During the quarter ending May 31, 2007, we have begun deliveries under a contract pursuant to which will provide $93.5 million of our products and services as discussed in Note 4 to the condensed consolidated financial statements included elsewhere herein The accounting for contract revenue and expenses under Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” using the percentage-of-completion method; progress toward completion will be measured on a units-delivered basis.  Under this method, revenue and the costs of earned revenue will be recorded as delivered units are deemed to be accepted by the customer.

Included in the table below are deliveries against deferred revenues until all acceptance criteria have been met for revenue recognition..

	Current Quarter	Prior Quarter	Remaining Contract
	Deliveries Against	Deliveries Against	Deliveries Against
	Unearned Revenue	Unearned Revenue	Unearned Revenue	Total

Phase I		$3,750,000	$-	$3,750,000
Phase II	$729,000		1,763,000	2,492,000
Phase III			2,000,000	2,000,000
Phase IV			85,258,000	85,258,000
Totals	$729,000	$3,750,000	$89,021,000	$93,500,000

Gross Profit

Gross profit increased approximately $0.5 million to approximately $0.7 million for the three months ended August 31, 2007 compared to the three months ended August 31, 2006 of approximately $0.2 million. Our normal gross margin (defined as gross profit divided by revenue) increased from 27% to 45%.

Selling, general and administrative expenses

Selling general and administrative expenses for the three months ended August 31, 2007 were approximately $2.1 million, an increase of approximately $0.4 million compared to the three months ended August 31, 2006 of approximately $1.7 million.

In Asia, operating expenses for the three months ending August 31, 2007 were approximately $0.9 million, compared to the three months ended August 31, 2006 of approximately $0.3 million. In Europe, operating expenses for the three months ending August 31, 2007 were approximately $0.4 million with Corporate at approximately $1.0 million, compared Europe operating expenses for the three months ended August 31, 2006 of approximately $0.8 million with Corporate at approximately $0.9 million.  These expenses are primarily related to staffing, third party consultants, facilities and travel costs.

Net Results of Operations

Our operating loss was approximately $1.6 million for the three months ended August 31, 2007 and operating loss of approximately $1.7 million for the three months ended August 31, 2006.

Other income (expense)

Interest expense was approximately $0.1 million for the three months ended August 31, 2007 and $0.2 million in 2006.

Net Results

We are reporting a net loss of approximately $1.7 million or $(0.07) per common share for the three months ended August 31, 2007 compared to a net loss of approximately $0.5 million or $(0.03) per common share for the three months ended August 31, 2006.   After factoring in the deemed dividend to the preferred stockholders of approximately $0.1 million, our net loss from continuing operations applicable to common stockholders is approximately $1.8 million or $(0.07) per common share for the three months ended August 31, 2007; and approximately $1.9 million or $(0.14) per common share for the three months ended August 31, 2006. Our discontinued operations resulted in a profit of approximately $1.4 million or $0.11 per common share for the three months ended August 31, 2006.

Results of operations for the six months ended August 31, 2007 and 2006

Revenues

Net sales from continuing operations were approximately $2.6 million for the six months ended August 31, 2007, an increase of approximately $1.3 million compared to the six months ended August 31, 2006 of approximately $1.3 million, Our normal revenue of approximately $2.6 million for the six months represents approximately a 96% increase quarter over quarter. During this six months, we have begun deliveries under a contract pursuant to which will provide $93.5 million of our products and services as discussed in Note 4 to the condensed consolidated financial statements included elsewhere herein. The accounting for contract revenue and expenses under Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” using the percentage-of-completion method; progress toward completion will be measured on a units-delivered basis.  Under this method, revenue and the costs of earned revenue will be recorded as delivered units are deemed to be accepted by the customer.

Included in the table below are deliveries against deferred revenues until all acceptance criteria have been met for revenue recognition.

	YTD	Remaining Contract
	Deliveries Against	Deliveries Against
	Unearned Revenue	Unearned Revenue	Total

Phase I	$3,750,000	$-	$3,750,000
Phase II	729,000	1,763,000	2,492,000
Phase III		2,000,000	2,000,000
Phase IV		85,258,000	85,258,000
Totals	$4,479,000	$89,021,000	$93,500,000

Gross Profit

 Gross profit increased approximately $0.8 million to approximately $1.2 million for the six months ended August 31, 2007 compared to the six months ended August 31, 2006 of approximately $0.4 million. Our normal gross margin (defined as gross profit divided by revenue) increased from 27% to 46%.

Selling, general and administrative expenses

Selling general and administrative expenses for the six months ended August 31, 2007 were approximately $5.7 million, an increase of approximately $2.5 million compared to the six months ended August 31, 2006 of approximately $3.2 million.

In Asia, operating expenses for the six months ending August 31, 2007 were approximately $3.8 million, compared to the six months ended August 31, 2006 of approximately $0.7 million. In Europe, operating expenses for the six months ending August 31, 2007 were approximately $0.7 million with Corporate at approximately $1.6 million, compared with the Europe operating expenses for the six months ended August 31, 2006 of approximately $1.2 million with Corporate at approximately $2.1 million.  These expenses are primarily related to staffing, third party consultants, facilities and travel costs.  The increase in these expenses was primarily due to the recognition of $28 million in bonuses paid to certain employees for securing $93.5 million in new business under a contract, (see note 4 in the condensed consolidated financial statements included elsewhere herein).

Net Results of Operations

Our operating loss was approximately $4.9 million for the six months ended August 31, 2007 and operating loss of approximately $3.6 million for the six months ended August 31, 2006. The increase in these expenses was primarily due to the recognition of $2.8 million in bonuses paid to certain employees for securing $93.5 million in new business under a contract, (see note 4 in the condensed consolidated financial statements included elsewhere herein).

Other income (expense)

Interest expense for the six months ended August 31, 2007 was approximately $02 million as compared to $0.4 million for the six months ended August 31, 2006. The fair value adjustment for a warrant liability was a benefit of approximately $0.3 million for the six months ended August 31, 2006.

Net Results

We are reporting a net loss of approximately $5.8 million or $(0.25) per common share for the six months ended August 31, 2007 compared to a net loss of approximately $3.2 million or $(0.25) per common share for the six months ended August 31, 2006. The increase in net loss was primarily due to the recognition of $2.8 million in bonuses paid to certain employees for securing $93.5 million in new business under a contract, (see note 4 in the condensed consolidated financial statements included elsewhere herein). After factoring in the deemed dividend to the preferred stockholders of approximately $0.1 million, our net loss from continuing operations applicable to common stockholders is approximately $5.7 million or $(0.24) per common share; and approximately $3.7 million or $(0.29) per common share for the six months ended August 31, 2006. Our discontinued operations resulted in loss of approximately $0.2 million or $(0.01) per common share for the six months ended August 31, 2007 and a profit of approximately $0.5 million or $0.04 per common share for the six months ended August 31, 2006.

Liquidity and Capital Resources

Balance Sheet Comparison of August 31, 2007 to February 28, 2007

Total assets increased by approximately $2.5 million from approximately $3.1 million as of February 28, 2007 to approximately $5.6 million as of August 31, 2007. The increase is due to the increase in cash of approximately $0.7 million, an increase in trade accounts receivable of approximately $1.6 million, an increase in inventory of approximately $0.1 and an increase in fixed assets of approximately $0.1.

Total liabilities increased by approximately $4.6 million from approximately $11.6 million as of February 28, 2007 to approximately $16.2 million as of August 31, 2007.  The increase is due to an increase in trade and accrued payables of approximately $1.2 million; billings in excess of costs and estimated earnings on uncompleted contracts of approximately $2.5 million and an increase in other current liabilities of approximately $0.9 million.

Statement of Cash Flow Changes

Our operating activities provided approximately $0.8 million in cash during the six months ended August 31, 2007.  Our net loss of approximately $5.8 million along with an increase in accounts receivable and inventories of approximately $1.7 million; offset by non-cash items of approximately $2.4 million which include depreciation and amortization, equity instruments used for compensation, deferred contracts in progress-net and other assets of approximately $3.0 million and an increase in accounts payable and accrued liabilities of approximately $2.9 million.

At August 31, 2007, the Company had negative working capital of approximately $12.1 million.  The primary reason for the working capital deficit is the level of accounts payable and accrued salaries and benefits of approximately $7.8 million and the deferred revenues and expenses under a contract pursuant to which will provide $93.5 million of our products and service recorded as billings in excess of costs and estimated earnings on uncompleted contracts of approximately $2.5 million.

During the six months, we used funds for investing of approximately $0.3 million in testing equipment and approximately $0.4 million was put into a restricted certificate of deposit which matures in August 2009.

Our cash flows provided by financing activities were approximately $1.2 million for the six months ended August 31, 2007.  The Company received $1.0 million of cash from the exercise of warrants to acquire two million shares of common stock and approximately $0.2 million in proceeds from the issuance of notes payable.  In order for the Company to finance operations and continue its growth plan, additional funding will be required from external sources.  Management plans on funding operations through a combination of equity capital, lines of credit.  Management is currently in negotiations with banks following the award of a $ 93.5 million dollar contract deliverable over two years to provide lines of credit based on this contract.

Liquidity and Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming we will continue in our present form, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  For the six months ended August 31, 2007, we had a net loss of approximately $5.8 million and positive cash flow from operating activities of approximately $0.8 million.  In addition, we had a working capital deficit of approximately $12.1 million as of August 31, 2007.

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

During the quarter ended August 31, 2007, the Company issued 245,531 shares of its restricted common stock in exchange for services provided by consultants. Such shares were valued at approximately $166,000 (estimated to be the fair value based on the trading price on the issuance date).

During the quarter ended August 31, 2007, the Company issued 887,642 shares of its restricted common stock in exchange for services provided by consultants. Such shares were valued at approximately $689,000 (estimated to be the fair value based on the trading price on the issuance date).

During the quarter ended August 31, 2007, the Company issued 62,235 shares of its common stock in exchange for services provided by consultants.  Such shares were valued at approximately $61,000 (estimated to be the fair value based on the trading price on the issuance date).

Off Balance Sheet Arrangements

As of August 31, 2007, there were no off balance sheet arrangements. Please refer to Note 9 (“Other Commitments and Contingencies’) to the Company’s condensed consolidated financial statements included elsewhere herein for additional information.

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

Foreign Currency Exchange Rate Risk

The operation of our subsidiary in international market results in exposure to fluctuations in foreign currency exchange rates. The potential of volatile foreign currency exchange rate fluctuation in the future could have a significant effect on our results of operations.  During the six months ended August 31, 2007, we had transactions denominated in the British Pound, the Singapore Dollar, the Malaysian Ringgit, and the Brunei Dollar.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist exclusively of finished goods at August 31, 2007.   Market is determined by comparison with recent sales or estimated net realizable value.

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

As of August 31, 2007, we determined that no additional impairment indicators existed; thus, no adjustments have been made to the carrying values of long-lived assets (that are either held for sale or held and used) as of August 31, 2007. There can be no assurance that market conditions will not change or demand for our services and products will continue which could result in further impairment of long-lived assets in the future.

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

The Company is accounting for the contract described in Note 4 under Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” using the percentage-of-completion method; progress toward completion will be measured on a units-delivered basis.  Under this method, revenue and the costs of earned revenue will be recorded as delivered units are deemed to be accepted by the customer, assuming that all other revenue recognition criteria have been met.  The costs of earned revenue will be recognized on an average – per - unit basis, using the most recent estimate of total contract costs.

Contract Accounting

The Company is accounting for the contract described in Note 4 under American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” using the percentage-of-completion method; progress toward completion will be measured on a units-delivered basis.  Under this method, revenue and the costs of earned revenue will be recorded as delivered units are deemed to be accepted by the customer, assuming that all other revenue recognition criteria have been met.  The costs of earned revenue will be recognized on an average – per - unit basis, using the most recent estimate of total contract costs.  Customer acquisition and similar costs are expensed as incurred.

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

Discontinued operations

The Company discontinued its South African operations in fiscal 2007.  In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets tobe Disposed of, the Company accounts for the results of operations of a component of an entity that has been disposed of or that meets all of the “held for sale” criteria as discontinued operations if (a) the component’s operations and cash flows have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction, and (b) the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. When the applicable criteria are met, the component is classified as “held for sale” and its operations are reported as discontinued operations.

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

As at August 31, 2007, the Company had net deferred income tax assets of $160,000. The Company’s management assesses realization of its deferred tax assets based on all available evidence in order to conclude whether it is more likely than not that the deferred tax assets will be realized. Available evidence considered by the management includes, but is not limited to, the Company’s historic operation results, projected future operating earnings results, reversing temporary differences, contracted sales backlog at August 31, 2007, changing business circumstances, and the ability to realize certain deferred tax assets through loss and tax credit carryback strategies. At August 31, 2007, the Company has determined that insufficient positive evidence exists to conclude that the deferred tax assets will be realized within the evaluation period.

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

Item 3:  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2006.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2007 our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended August 31, 2007 that have materially affected or are reasonably likely to materially affect such controls.

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

PART II – OTHER INFORMATION

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

Item 1A: Risk Factors

There were no material changes from the risk factors disclosed in the Company’s February 28, 2007 Form 10-KSB filed with the SEC on May 30, 2007.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock

During the quarter ended August 31, 2007, the Company issued 62,235 shares of its unrestricted common stock in exchange for services provided by consultants.  Such shares were valued at approximately $61,000 (estimated to be the fair value based on the trading price on the issuance date).

During the quarter ended August 31, 2007, the Company issued 245,531 shares of its restricted common stock in exchange for services provided by consultants. Such shares were valued at approximately $166,000 (estimated to be the fair value based on the trading price on the issuance date).

During the quarter ended August 31, 2007, the Company issued 887,642 shares of its restricted common stock in exchange for services provided by consultants. Such shares were valued at approximately $689,000 (estimated to be the fair value based on the trading price on the issuance date).

Item 6: Exhibits

Exhibit 31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRATA GROUP INCORPORATED

By:           /s/ THOMAS A. WAGNER
Thomas A. Wagner                                                                                                               Date:  October 12, 2007
Chief Financial Officer

EXHIBIT INDEX

Exhibit 31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.