Form 10QSB/A
period 2007-05-31
ASTRATA GROUP INC
filed 2008-01-22
CIK 1071157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

TABLE OF CONTENTS

Page
Part I - Financial Information

Item 1 Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet as of May 31, 2007	F-1

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended May 31, 2007 and 2006	F-2

Condensed Consolidated Statements of Cash Flows for the three months ended May 31, 2007 and 2006	F-3

Notes to Condensed Consolidated Financial Statements	F-4

Item 2 Management’s Discussion and Analysis or Plan of Operation	1

Item 3 Controls and Procedures	9

Part II - Other Information

Item 1 Legal Proceedings	10

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 6 Exhibits	10

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

The Company’s May 31, 2007 Form 10-QSB is filed principally to (a) reflect the change of revenue recognition on a long-term contract to the percentage-of-completion method, under SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, and (b) revise Item 3 to reflect the impact of material weaknesses in internal control related to the audit of the Company’s consolidated financial statements as of and for the year ended February 28, 2007, and the Company’s unaudited condensed consolidated financial statements as of and for the quarter ended May 31, 2007.

ii

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
May 31, 2007

ASSETS	(As Restated)
Current Assets:
Cash and cash equivalents	$1,010,277
Trade and other receivables, net	933,687
Inventories	246,143
Other assets	321,433
Discontinued operations - current assets	95,121
Total current assets	2,606,661
Property and equipment, net	531,256
Certificate of deposit-restricted	412,987
Goodwill	300,000
Investment in and advances to affiliate	18,560
Discontinued operations - other assets	69,738
Total assets	$3,939,202
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$5,594,248
Salaries and benefits payable to officers and directors	2,070,828
Billings in excess of costs and estimated earnings on uncompleted contract	154,013
Registration rights penalties	560,711
Interest payable	938,083
Income tax and related penalties payable	508,254
Convertible notes payable to stockholder	1,884,000
Advances from stockholders	57,184
Discontinued operations - current liabilities	245,083
Current portion of long-term liabilities	1,253,346
Other current liabilities	576,601
Total current liabilities	13,842,351
Long-term liabilities	14,295
Total liabilities	13,856,646
Minority interest	40,114
Commitments and contingencies
Stockholders' deficit
Preferred stock, Series A convertible, $0.0001 par value, 10,000,000 shares authorized, 2,800,000 shares issued and outstanding with a liquidation
preference of $2,800,000.00	280
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 27,705,909 shares issued
and 24,434,485 shares outstanding	2,444
Additional paid-in-capital	31,449,896
Accumulated deficit	(41,084,497)
Accumulated other comprehensive loss	(325,681)
Total stockholders' deficit	(9,957,558)
Total liabilities and stockholders' deficit	$3,939,202

See accompanying notes to these condensed consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006
(UNAUDITED)

	THREE MONTHS
	(As Restated)
	2007	2006
Net sales	$1,672,413	$426,338
Cost of goods sold	1,080,261	304,688
Gross profit	592,152	121,650
Selling, general and administrative expenses	3,959,504	2,004,723
Operating loss	(3,367,352)	(1,883,073)
Other income (expense):
Interest expense	(93,449)	(228,890)
Change in fair value of derivative warrant liability	-	284,996
Other income	1,582	316
Total other income (expense)	(91,867)	56,422

Loss before minority interest and tax provision	(3,459,219)	(1,826,651)
Income tax provision	500,000	-
Loss before minority interest	(3,959,219)	(1,826,651)
Minority interest	-	(335)
Equity in net loss of affiliate	-	(11,761)
Loss from continuing operations	(3,959,219)	(1,838,747)
Loss on discontinued operations, net of tax	(170,007)	(931,174)
Net loss	$(4,129,226)	$(2,769,921)

Net loss from continuing operations applicable
to common stockholders consists of the following:
Loss from continuing operations	$(3,959,219)	$(1,838,747)
Cumulative undeclared dividends on preferred stock	(56,000)	-
Net loss from continuing operations applicable to common stockholders	$(4,015,219)	$(1,838,747)

Comprehensive loss and its components consist of the following:
Net loss	$(4,129,226)	$(2,769,921)
Foreign currency translation adjustment, net of tax	(358,195)	(83,520)
Comprehensive loss	$(4,487,421)	$(2,853,441)

Basic and diluted loss per common share:
Continuing operations applicable to common stockholders	$(0.19)	$(0.15)
Discontinued operations	(0.01)	(0.07)
	$(0.20)	$(0.22)

Weighted average common shares outstanding:
Basic and diluted	21,426,745	12,676,878

See accompanying notes to these condensed consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006
(UNAUDITED)

	(As Restated)
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,129,226)	$(2,769,921)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Gain on sale of property and equipment	-	2,405
Depreciation and amortization	86,236	182,413
Gain on disposal transactions relating to discontinued operations	(59,304)	-
Loss on early termination of lease	-	101,886
Amortization of deferred compensation cost	-	100,125
Change in fair value of derivative warrant liability	-	(160,568)
Issuance of common stock for services	-	38,251
Stock-based compensation	2,057,629	463,707
Equity in net loss of affiliate	-	11,761
Minority interest	-	335
Unrealized foreign currency exchange gain	-	(16,922)
Changes in operating assets and liabilities:
Trade and other receivables	(68,385)	(1,639,608)
Inventories	(126,987)	156,423
Assets and liabilities held for sale, net	(4,974)	-
Other assets	451,320	(25,109)
Accounts payable and accrued liabilities	1,723,260	2,407,137
Billings in excess of costs and estimated earnings on uncompleted contract	154,013	-
Taxes and related penalties payable	493,368	18,904
Deferred tax liability	-	(21,097)
Net cash provided by (used in) operating activities	$576,950	$(1,149,878)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(43,171)	(52,372)
Proceeds from sale of assets	-	36,978
Investment in affiliates	11,741	(23,993)
Certificate of deposit-restricted	(416,477)	(1,499)
Net cash used in investing activities	(447,907)	(40,886)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term liabilities	(1,775)	(14,968)
Proceeds from notes payable	46,183	-
Lines of credit, net	-	629,095
Proceeds from advances from stockholders	-	330,340
Proceeds from warrants exercised for common stock	1,000,000	-
Net cash provided by financing activities	1,044,408	944,467
Effect of foreign currency exchange rate changes
on cash and cash equivalents	(342,545)	61,026
Net increase (decrease) in cash and cash equivalents	830,906	(185,271)
Cash and cash equivalents at beginning of period	179,371	436,532
Cash and cash equivalents at end of period	$1,010,277	$251,261
Cash paid during the period for:
Interest	$-	$2,339
Income taxes	$-	$-

See accompanying notes to these condensed consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006
(UNAUDITED)

1. ORGANIZATION, NATURE OF OPERATIONS, AND LIQUIDITY/GOING CONCERN CONSIDERATIONS

Restatement

The Company’s May 31, 2007 condensed consolidated financial statements have been restated reflect the change of revenue recognition on a long-term contract to the percentage-of-completion method, under SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.  On April 10, 2007, the Company entered into a fixed-price contract with a Singapore entity to design, develop and manufacture approximately $93.5 million of its Telematics products (the “Contract”).  Deliveries will take place overseas during a two-year period.  Our previously filed condensed consolidated financial statements as of and for the three months ended May 31, 2007 did not reflect the recognition of any revenue relating to this Contract.  After extensive review of the Contract and the related accounting literature, the Company believes that accounting for this Contract falls under the AICPA Statement of Position (SOP) 81-1 using the cost-to-cost method.

The effects of the restatement adjustments on our previously filed condensed consolidated financial statements as of and for the three months ended May 31, 2007 are presented below:

	May 31, 2007
	As Previously	Restatement
	Reported	Adjustment	As Restated
Trade and other receivables, net	$3,933,687	$(3,000,000)	$933,687
Total current assets	$5,606,661	$(3,000,000)	$2,606,661
Total assets	$6,939,202	$(3,000,000)	$3,939,202
Billings in excess of costs and estimated
earnings on uncompleted contract	$3,138,361	$(2,984,348)	$154,013
Total current liabilities	$16,826,699	$(2,984,348)	$13,842,351
Total liabilities	$16,840,994	$(2,984,348)	$13,856,646
Accumulated deficit	$(41,068,845)	$(15,652)	$(41,084,497)
Total stockholders' equity	$(9,941,907)	$(15,651)	$(9,957,558)
Total liabilities and stockholders' deficit	$6,939,202	$(3,000,000)	$3,939,202

	For The Three Months Ended May 31, 2007
	As Previously	Restatement
	Reported	Adjustment	As Restated
Net sales	$1,005,668	$666,745	$1,672,413
Cost of goods sold	$520,103	$560,158	$1,080,261
Gross profit	$485,565	$106,587	$592,152
Selling, general and administrative expenses	$3,695,063	$264,441	$3,959,504
Research and development	$142,202	$(142,202)	$-
Operating loss	$(3,351,700)	$(15,652)	$(3,367,352)
Loss before provision for income taxes and minority interest	$(3,443,567)	$(15,652)	$(3,459,219)
Loss before minority interest and equity income	$(3,943,567)	$(15,652)	$(3,959,219)
Loss from continuing operations	$(3,943,567)	$(15,652)	$(3,959,219)
Net loss	$(4,113,574)	$(15,652)	$(4,129,226)
Net loss from continuing operation applicable
to common stockholders	$(3,999,567)	$(15,652)	$(4,015,219)
Comprehensive loss	$(4,471,769)	$(15,652)	$(4,487,421)
Basic and diluted loss per common share:
Continuing operations applicable to common stockholders	$(0.18)	$(0.01)	$(0.19)
Basic and diluted loss per common share	$(0.19)	$(0.01)	$(0.20)

Net cash provided by (used in) operating activities	$588,691	$(11,741)	$576,950
Net cash used in investing activities	$(459,648)	$11,741	$(447,907)

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

The Company entered into a fixed-price contract with a Singapore entity on April 10, 2007 to manufacture, ship and service approximately $93.5 million of its Telematics products (the “Contract”). Deliveries will take place overseas during a two-year period. The Contract includes a provision for substantial liquidated damages for unexcused delays in product deliveries and/or failure to satisfy certain customer-specified acceptance criteria. In addition, in the event of non-performance by the Company that remains uncorrected after notice from the customer and the expiration of a contractual grace period, the customer has the right to cancel the Contract. The Company’s proprietary Telematics system is undergoing significant customization/modification in order to achieve the functionality required by the customer.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006
(UNAUDITED)

1.	ORGANIZATION, NATURE OF OPERATIONS, AND LIQUIDITY/GOING CONCERN CONSIDERATIONS (continued)

Recent Trends (continued)

In June 2007, the Singapore Civil Defense Force (“SCDF”) awarded a $2.2 million contract for the Company's new Intelligent Immobilization System technology (the “Immobilizer”).  The immobilizer is an add-on module to the Company’s Telematics System, which SCDF has been using since 2005 to track, monitor and now immobilize vehicles transporting hazardous materials, as well as to alert SCDF if these vehicles deviate from their prescribed routes.

Liquidity and Going Concern Considerations

For the quarter ended May 31, 2007, we had a net loss of approximately $4.1 million (of which $2.8 million was the estimated value of bonuses paid to certain employees for securing $93.5 million in new business under a Contract - (see Note 4).  We had positive cash flow from operating activities of approximately $0.6 million. In addition, we had a working capital deficit of approximately $11.2 million and a stockholders’ deficit of approximately $10 million as of May 31, 2007.

Our February 28, 2007 consolidated financial statements included a going concern paragraph. The going concern paragraph states that there is substantial doubt about the Company’s ability to continue as a going concern. Such consolidated financial statements and the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern (based upon management’s plans discussed herein) which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the aforementioned consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

The Company’s capital requirements depend on numerous factors, including the Company’s ability to fill its current backlog, rate of market acceptance of the Company’s products and services, the Company’s ability to service its customers, the ability to maintain and expand our customer base, the level of resources required to expand the Company’s marketing and sales organization, research and development activities and other factors. Management presently believes that cash generated from operations, combined with the Company’s current credit facilities and the debt and/or equity financing proposals now under consideration, will be sufficient to meet the Company’s anticipated liquidity requirements through February 2008. In order for us to fund our operations and continue this growth plan, substantial additional funding will be required from external sources.  Management currently intends to fund operations through a combination of borrowings under line(s) of credit, debt, and if necessary, equity-based transactions.  Management is in discussion with lending facilities and certain investors, who have expressed an interest in providing the Company with such investments.  These discussions are ongoing; however, there can be no assurance of the outcome of these negotiations.

The Company entered into a fixed-price contract with a Singapore entity on April 10, 2007 to manufacture, ship and service approximately $93.5 million of its Telematics products. Deliveries will take place overseas during a two-year period. The Company’s proprietary Telematics system is undergoing significant customization/modification in order to achieve the functionality required by the customer.

In June 2007, the SCDF awarded a $2.2 million contract for the Company's new Intelligent Immobilization System technology (the “Immobilizer”).  The immobilizer is an add-on module to the Company’s Telematics System, which SCDF has been using since 2005 to track, monitor and now immobilize vehicles transporting hazardous materials, as well as to alert SCDF if these vehicles deviate from their prescribed routes.

On December 19, 2007, Astrata Group Incorporated entered into a Series B Convertible Preferred Stock Purchase Agreement with Vision Opportunity China LP, and pursuant to the fund's allocation guidelines, Vision Opportunity Master Fund, Ltd. .  Under the terms of the Stock Purchase Agreement, the Investors purchased an aggregate of (i) $3,000,000 of Series B Convertible Preferred Stock and (ii) warrants to purchase a total of 8,611,428 shares of our common stock.  The Company received net proceeds of approximately $2.7 million for working capital and general corporate purposes.

Management is projecting growth in Telematics sales during fiscal 2008 and 2009, and has announced two sales orders in this sector valued at a total of approximately $110 million. Other sales contracts are under negotiation, but at this time there can be no assurance regarding the ultimate success of these negotiations.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006
(UNAUDITED)

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies presented below are designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and these notes are the representation of the Company’s management, who is responsible for their integrity and objectivity. In the opinion of management, these accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying condensed consolidated financial statements.

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

Use of Estimates

 The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the deferred tax asset valuation allowance, allowance for doubtful accounts receivable, realization of inventories, goodwill and long-lived assets, stock-based compensation, and revenue recognition.  Actual results could differ from these estimates.

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

Other Concentrations (continued)

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

Inventories

 Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist of only finished goods at May 31, 2007. Market is determined by comparison with recent sales or estimated net realizable value. Net realizable value is based on management’s forecasts for sales of the Company’s products and services in the ensuing years and/or consideration and analysis of any change in the customer base, products mix, or other factors that may impact the estimated net realizable value. Should the demand for the Company’s products and/or services prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than the amount reflected in the accompanying condensed consolidated balance sheet.

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

Long-Lived Assets

SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such assets, and impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.

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

Convertible Preferred Stock

If the conversion feature of cumulative preferred stock is beneficial (i.e., the market price of the Company’s common stock exceeds the per-share conversion price when the preferred stock is issued), management accounts for the beneficial conversion feature (“BCF”) based on SFAS No. 133 “Accounting for Derivative Instruments and Certain Hedging Activities” (as amended) and an analysis of the rights of the preferred stock owners.  When management concludes that the economic risks and characteristics of the BCF are clearly and closely related to those of the “host contract “ (the preferred stock), the BCF (1) is not separated from the host contract or accounted for as a derivative financial instrument and (2) is measured using intrinsic value accounting.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006
(UNAUDITED)

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

Contract Accounting

The Company is accounting for the Contract described above under the percentage-of completion method under the AICPA Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production –Type Contracts”. Under the percentage-of-completion method, revenues, expenses and profits are recognized as performance progresses on long-term contracts. Progress towards completion is measured using the cost-to-cost method. The Company uses the estimated cost of goods (“COGS”) for the project to determine the associated recognized revenues in the periods in which they are earned under the percentage-of-completion method of accounting.  This is calculated by taking the current reporting period COGS against the total projected COGS to determine a percentage of completion; then applying the percentage against the Contract project total revenues to determine the revenues for the reporting period.

Product Revenue

Our Telematics equipment may be sold or provided as part of a monthly package which includes telecommunications, data warehousing and mapping.  These revenues are recognized over the life of such contracts as revenues are earned.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006
(UNAUDITED)

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

Options granted by the Company generally expire five years from the grant date. Options granted to existing and newly hired employees generally vest over a three-year period from the date of grant. The effects of share-based compensation resulting from the application of SFAS No. 123-R to options granted under the Company’s equity incentive plan resulted in an expense of approximately $213,000 for the three months ended May 31, 2007 and $464,000 for the three months ended May 31, 2006.  During the quarter ended May 31, 2007 the Company issued restricted common stock as compensation valued at approximately $1.8 million as more fully explained in Note 8.  These expenses have been reported within the selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The total remaining expense to be recognized on the unvested options is approximately $0.2 million.

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

Options outstanding that have vested and are expected to vest as of May 31, 2007 are as follows:
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term in	Intrinsic
	Shares	Price	Years	Value (a)
Vested	483,166	$4.49	2.8	$-
Expected to vest	447,064	$3.78	2.8	-
Total	930,230			$-

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
(UNAUDITED)

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

Options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of SFAS No. 123-R, which are estimated when compensation costs are recognized. Additional information with respect to stock option activity is as follows:
		Outstanding Options
			Weighted
	Shares		Average	Aggregate
	Available for	Number of	Exercise	Intrinsic
	Grant	Shares	Price	Value (b)
February 28, 2007	1,291,925	1,024,750	$3.56	$-
Grants	-	-	-	-
Exercises	-	(94,520)	1.30	-
Cancellations	-	-	-	-
May 31, 2007	1,291,925	930,230	$3.78	$-

Options exercisable at:
February 28, 2007		683,167	$4.10
May 31, 2007		483,166	$4.49

(b)	Represents the excess (if any) of the February 28, 2007 or May 31, 2007 market price of the Company’s common stock over the exercise price.

Basic and Diluted Loss Per Share

In accordance with FASB Statement No. 128, “Earnings Per Share”, the Company calculates basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented and adjusts the amount of net loss, used in this calculation, for preferred stock dividends during the period.

We incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods.  Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of preferred stock, the exercise of warrants, stock options and convertible debt.  As of May 31, 2007 and 2006, all potentially dilutive common stock equivalents amount to 38,220,720 and 4,378,890 shares, respectively.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Uncertain Income Tax Positions

Effective March 1, 2007, the Company accounts for uncertain income tax positions in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 48 (“FIN 48”). This pronouncement, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes”, seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 clarifies when tax benefits should be recorded in financial statements, and indicates how any tax reserves should be classified in the balance sheet. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes. See Note 5 for additional information.

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

Inventories consisted of the following as of May 31, 2007:

	Europe	Asia	Total
Finished goods	$61,119	$185,024	$246,143

4. CONTRACT IN PROGRESS

As disclosed in the Form 10-KSB for the year ended February 28, 2007, the Company’s Singapore subsidiary entered into a fixed-price contract with a Singapore entity on April 10, 2007 to design, develop and manufacture approximately $93.5 million of its Telematics products. Deliveries will take place overseas during a two-year period. The Contract includes a provision for substantial liquidated damages for unexcused delays in product deliveries and/or failure to satisfy certain customer-specified acceptance criteria. In addition, in the event of non-performance by the Company that remains uncorrected after notice from the customer and the expiration of a contractual grace period, the customer has the right to cancel the Contract. The Company’s proprietary Telematics system is undergoing significant customization/modification in order to achieve the functionality required by the customer.

The Company is accounting for the Contract described above under the percentage-of completion method under the AICPA Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production –Type Contracts”. Under the percentage-of-completion method, revenues, expenses and profits are recognized as performance progresses on long-term contracts. Progress towards completion is measured using the cost-to-cost method. The Company uses the estimated cost of goods (“COGS”) for the project to determine the associated recognized revenues in the periods in which they are earned under the percentage-of-completion method of accounting.  This is calculated by taking the current reporting period COGS against the total projected COGS to determine a percentage of completion; then applying the percentage against the Contract project total revenues to determine the revenues for the reporting period.  During the three months ended May 31, 2007, the Company recognized approximately $0.7 million in revenue on this Contract.

Customer billing is determined by the “schedule of values” in accordance with the Contract terms as agreed to by all parties.  Timing differences between costs incurred and billings based on the Contract terms generate the billings in excess of costs and estimated on uncompleted contract.

Billings in excess of costs and estimated earnings on the Contract consisted of the following as of May 31, 2007:
2007
Costs and estimated earnings on uncompleted contract	595,987
Billings in excess of estimated earnings or uncompleted contract	750,000

Billings in excess of costs and estimated earnings on uncompleted contract	$154,013

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006
(UNAUDITED)

5.  INCOME TAXES

The Company adopted FIN 48 effective March 1, 2007. Management has determined that the failure to file certain information returns (for the period from inception to and including the year ended February 28, 2007) may result in the assessment of income tax penalties.  As a result, management has accrued an estimate of such penalties at March 1, 2007.  Accordingly, the Company’s condensed consolidated statement of operations for the three months then ended includes an estimated expense of approximately $0.5 million relating to potential income tax penalties.

All open tax years of the Company remain subject to examination by tax authorities and, as applicable, certain foreign tax authorities.

6.  NOTES PAYABLE

In April 2007, the Company received an unsecured note payable which is due on February 4, 2008 and carries an annual interest rate of 16.5%.  The balance of the note is approximately $46,000 at May 31, 2007 and is included in current portion of long-term liabilities in the accompanying condensed consolidated balance sheet.

7. OTHER MATTERS RELATING TO CERTAIN DEBT AND EQUITY INSTRUMENTS

Because of certain convertible debt financings and the transactions described in the “10/13/06 Equity Financing Transactions” section of Note 8 to the Company’s February 28, 2007 consolidated financial statements included in of our Form 10-KSB for the year then ended, the exercise prices of certain warrants outstanding at May 31, 2007 have been reduced pursuant to anti-dilution contractual requirements. As a result of the same transactions, the conversion prices of the $1.5 million convertible notes payable to a stockholder issued in September 2004 (as amended in November 2004) and a $384,000 convertible notes payable issued to the same stockholder in December 2004 have been reduced pursuant to anti-dilution contractual requirements. These debt instruments are outstanding at May 31, 2007 and are included in the convertible notes payable to stockholder within the accompanying condensed consolidated balance sheet.

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

During the quarter ended May 31, 2007, the Company also issued 2,145,000 shares of its restricted common stock in exchange for services provided by employees. Such shares were valued at approximately $1,844,700 and included in sales, general and administrative expenses in the condensed consolidated statement of operations (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price).

In April 2007, in connection with the Contract discussed in Note 4, the Company’s board of directors approved the issuance of 3,271,424 shares of restricted common stock to certain employees, officers and directors which will vest as follows: 1,635,712 shares upon the completion and delivery of certain proprietary Telematics systems; and 1,635,712 upon the delivery of all remaining proprietary Telematics systems to the customer.  The individuals entitled to such award must be employed by the Company on the vesting dates. Based on a discounted market price (to account for the fact that the common stock would be restricted), the total grant-date estimated fair value of the stock awards described in this paragraph approximated $2.8 million.  Because vesting is conditioned upon both (i) continued employment (or continued membership on the Company’s board of directors) of the grantee and (ii) contract performance, which management feels it is probable these two conditions will be met. The Company has included this cost within the project cost estimates for the Contract.

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

Registration Rights Penalties

The Company is contractually liable for certain penalties because its registration statement was not filed (or expected to be declared effective by the SEC) by the deadline dates.  Based on the current estimate of the filing and effective dates of such registration statement and the contractual deadlines, as of May 31, 2007, the Company has accrued estimated penalties and related interest of approximately $0.6 million relating to the preferred stock and the April/May 2005 sale of equity units.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006
(UNAUDITED)

10. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

Because of the discontinued operations described in Note 12 referenced in “Geomatics” below, revenues (from continuing operations) reported in the accompanying condensed consolidated statements of operations relate exclusively to the Company’s Telematics operations. Thus, management has not reported the segment information otherwise required by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

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

Geographic Information

Certain condensed geographic information is presented below including property and equipment, revenues, gross profit (loss) and operating loss:
For the three months ended May 31, 2007:

	Property and		Gross	Operating	Operating
	Equipment, net	Revenue	Profit	Expenses	Loss
Asia	$424,055	$1,552,119	$489,078	$2,935,320	$(2,446,242)
United States	-	-	-	730,600	$(730,600)
Western Europe	107,201	120,294	103,074	293,584	$(190,510)
Total	$531,256	$1,672,413	$592,152	$3,959,504	$(3,367,352)

For the three months ended May 31, 2006:

			Gross	Operating	Operating
		Revenue	Profit (Loss)	Expenses	Loss
Asia		$364,888	$172,007	$425,658	$(253,651)
United States		-	-	1,137,586	$(1,137,586)
Western Europe		61,450	(50,357)	441,479	$(491,836)
Total		$426,338	$121,650	$2,004,723	$(1,883,073)

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006
(UNAUDITED)

11.  LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share from continuing operations computations for the three months ended May 31, 2007 and 2006.

	Three Months Ended	Three Months Ended
	May 31, 2007	May 31, 2006
Numerator for basic and diluted loss per common share:
Loss from continuing operations	$(3,959,219)	$(1,838,747)

Cumulative undeclared dividends on preferred stock	(56,000)	-
Total net loss from continuing operations
applicable to common stockholders	$(4,015,219)	$(1,838,747)

Denominator for basic and diluted loss per common share:
Weighted average number of common shares outstanding	21,426,745	12,676,878

Basic and diluted loss per common share:
from continuing operations	$(0.19)	$(0.15)

12.  DISCONTINUED OPERATIONS

Introduction

In the opinion of management, the Company’s future opportunities in the GPS industry are principally in the Telematics sector in the Southeast Asia, Western Europe, and United States markets, with particular emphasis on the homeland security business. In combination with certain operational issues in South Africa, the desire to outsource manufacturing activities, and the intent to restructure/relocate the research and development function, management reached a decision in the first quarter of fiscal 2007 to sell the Company’s Geomatics operations. The Company consummated certain disposal transactions in the second quarter of fiscal 2007. In addition,, management placed Astrata Systems (a wholly-owned) subsidiary in South Africa) in liquidation during the quarter ended August 31, 2006.

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
13.  SUBSEQUENT EVENTS

In June 2007, the Singapore Civil Defense Force awarded a $2.2 million contract for the Company's new Intelligent Immobilization System technology (the “Immobilizer”).  The immobilizer is an add-on module to the Company’s Telematics System, which SCDF has been using since 2005 to track, monitor and now immobilize vehicles transporting hazardous materials, as well as to alert SCDF if these vehicles deviate from their prescribed routes.  The Company anticipates recognizing revenue on the contract beginning in August 2007.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

Restatement

The Company’s May 31, 2007 condensed consolidated financial statements have been restated reflect the change of revenue recognition on a long-term contract to the percentage-of-completion method, under SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.  On April 10, 2007, the Company entered into a fixed-price contract with a Singapore entity to design, develop and manufacture approximately $93.5 million of its Telematics products (the “Contract”).  Deliveries will take place overseas during a two-year period.  Our previously filed condensed consolidated financial statements as of and for the three months ended May 31, 2007 did not reflect the recognition of any revenue relating to this Contract.  After extensive review of the Contract and the related accounting literature, the Company believes that accounting for this Contract falls under the AICPA Statement of Position (SOP) 81-1 using the cost-to-cost method.

The effects of the restatement adjustments on our previously filed condensed consolidated financial statements as of and for the three months ended May 31, 2007 are presented below:

	May 31, 2007
	As Previously	Restatement
	Reported	Adjustment	As Restated
Trade and other receivables, net	$3,933,687	$(3,000,000)	$933,687
Total current assets	$5,606,661	$(3,000,000)	$2,606,661
Total assets	$6,939,202	$(3,000,000)	$3,939,202
Billings in excess of costs and estimated
earnings on uncompleted contract	$3,138,361	$(2,984,348)	$154,013
Total current liabilities	$16,826,699	$(2,984,348)	$13,842,351
Total liabilities	$16,840,994	$(2,984,348)	$13,856,646
Accumulated deficit	$(41,068,845)	$(15,652)	$(41,084,497)
Total stockholders' equity	$(9,941,907)	$(15,651)	$(9,957,558)
Total liabilities and stockholders' deficit	$6,939,202	$(3,000,000)	$3,939,202

	For The Three Months Ended May 31, 2007
	As Previously	Restatement
	Reported	Adjustment	As Restated
Net sales	$1,005,668	$666,745	$1,672,413
Cost of goods sold	$520,103	$560,158	$1,080,261
Gross profit	$485,565	$106,587	$592,152
Selling, general and administrative expenses	$3,695,063	$264,441	$3,959,504
Research and development	$142,202	$(142,202)	$-
Operating loss	$(3,351,700)	$(15,652)	$(3,367,352)
Loss before provision for income taxes and minority interest	$(3,443,567)	$(15,652)	$(3,459,219)
Loss before minority interest and equity income	$(3,943,567)	$(15,652)	$(3,959,219)
Loss from continuing operations	$(3,943,567)	$(15,652)	$(3,959,219)
Net loss	$(4,113,574)	$(15,652)	$(4,129,226)
Net loss from continuing operation applicable
to common stockholders	$(3,999,567)	$(15,652)	$(4,015,219)
Comprehensive loss	$(4,471,769)	$(15,652)	$(4,487,421)
Basic and diluted loss per common share:
Continuing operations applicable to common stockholders	$(0.18)	$(0.01)	$(0.19)
Basic and diluted loss per common share	$(0.19)	$(0.01)	$(0.20)

Net cash provided by (used in) operating activities	$588,691	$(11,741)	$576,950
Net cash used in investing activities	$(459,648)	$11,741	$(447,907)

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

Company Overview

Overview

Astrata Group Incorporated is a U.S. publicly-held company, headquartered in Costa Mesa, California.  Astrata is focused on advanced location-based IT services and solutions (Telematics) that combine the Global Positioning System (“GPS”) positioning, wireless communications (satellite or terrestrial) and geographical information technology, which together enable businesses and institutions to monitor, trace, or control the movement and status of machinery, vehicles, personnel or other assets. The Company's intelligent vehicle tracking system currently in use in Singapore enables the Singapore Civil Defense Force to track trucks carrying hazardous materials and to halt the trucks in case they veer off course.  Astrata has designed, developed, manufactured and currently supports seven generations of Telematics systems with units deployed worldwide. Astrata has offices throughout the world including the United States, Europe and Asia.

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

Positioning technologies employed by us include GPS, laser, optical and inertial navigation systems.  Communication techniques employed by us include Global Systems for Mobile Telecommunications (“GSM”) cellular and satellite communications.

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

The Company entered into a fixed-price contract with a Singapore entity on April 10, 2007 to manufacture, ship and service approximately $93.5 million of its Telematics products. Deliveries will take place overseas during a two-year period. The Contract includes a provision for substantial liquidated damages for unexcused delays in product deliveries and/or failure to satisfy certain customer-specified acceptance criteria. In addition, in the event of non-performance by the Company that remains uncorrected after notice from the customer and the expiration of a contractual grace period, the customer has the right to cancel the Contract. The Company’s proprietary Telematics system is undergoing significant customization/modification in order to achieve the functionality required by the customer.

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

Results of operations for the three months ended May 31, 2007 and 2006

As discussed above (see Note 12 to the condensed consolidated financial statements included elsewhere herein), the Company has discontinued its operations and exited South Africa. Accordingly, all South Africa operations are being reported as discontinued operations effective with the May 31, 2006 quarter.

Revenues

Net sales from continuing operations were approximately $1.7 million for the three months ended May 31, 2007, an increase of approximately $1.3 million compared to the three months ended May 31, 2006 of approximately $0.4 million. Our revenues increased approximately $1 million from the growing uses of our systems and approximately $0.7 million from the $93.5 million Contract awarded April 10, 2007 which is accounted for under the percentage-of-completion method.

With the growing interests in the capabilities of our Telematics systems, we are anticipating continual growth in our revenues.

During the quarter ended May 31, 2007, we began performance under a 24-month contract pursuant to which we will provide $93.5 million of our products and services as discussed in Note 4 to the condensed consolidated financial statements included elsewhere herein. We account for contract revenue and expenses under Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” using the percentage-of-completion method. During this the quarter ended May 31, 2007, we recognized approximately $0.7 million in revenues against this Contract.  We anticipate significant revenue to be generated under this Contract in future periods as we perform to the Contract.

Gross Profit

Gross profit increased approximately $0.5 million to approximately $0.6 million for the three months ended May 31, 2007 compared to the three months ended May 31, 2006 of approximately $0.1 million. Our gross margin percentage (defined as gross profit divided by revenue) increased to 35% from 29% year over year.  This increase is primarily due to the under utilization of contracted communications in May 31, 2006.  We expect our gross margins will improve with the increase in business opportunities.

Selling, general and administrative expenses

Selling general and administrative expenses for the three months ended May 31, 2007 were approximately $4 million, an increase of approximately $2 million compared to the three months ended May 31, 2006 of approximately $2 million.

In Asia, operating expenses for the three months ending May 31, 2007 were approximately $2.9 million, compared to the three months ended May 31, 2006 of approximately $0.4 million. These expenses are primarily related to staffing, third party consultants, facilities and travel costs. The increase in these expenses was primarily due to the recognition of $2.8 million in bonuses paid to certain employees for securing $93.5 million in new business under the Contract.  Our operating expenses in Asia may continue to increase as we progress through the Contract.

Net Results of Operations

Our operating loss was approximately $3.4 million for the three months ended May 31, 2007 compared to our operating loss of approximately $1.9 million for the three months ended May 31, 2006. The increase in the operating loss was primarily due to the recognition of $2.8 million in bonuses paid to certain employees for securing approximately $93.5 million in new business under a Contract.

Other income (expense)

Interest expense for the three months ended May 31, 2007 was approximately $0.1 million as compared to $0.2 million for the quarter ended May 31, 2006. The fair value adjustment for a warrant liability was a benefit of approximately $0.3 million for the quarter ended May 31, 2006.

Net Results

We reported a net loss of approximately $4.1 million or $0.20 per common share for the three months ended May 31, 2007 compared to a net loss of approximately $2.8 million or $0.22 per common share for the three months ended May 31, 2006. Our continuing operations resulted in a net loss of approximately $4.0 million for the three months ended May 31, 2007. The increase in net loss was primarily due to the recognition of $2.8 million in bonuses paid to certain employees for securing approximately $93.5 million in new business under the Contract. After factoring in the deemed dividend to the preferred stockholders of approximately $0.1 million, our net loss from continuing operations applicable to common stockholders is approximately $4.0 million or $0.19 per common share; and approximately $1.8 million or $0.15 per common share for the three months ended May 31, 2006. Our discontinued operations resulted in loss of approximately $0.2 million or $0.01 per common share for the three months ended May 31, 2007 and a loss of approximately $0.9 million or $0.07 per common share for the three months ended May 31, 2006.

We expect our losses will grow smaller and be eliminated as we progress through the approximate $93.5 million dollar Contract and other contracts which we anticipate will be awarded in the near future.  There can be no assurance of future contracts being awarded as we move through the process of bidding on proposals.

Liquidity and Capital Resources

Balance Sheet Comparison of May 31, 2007 to February 28, 2007

Total assets increased by approximately $0.8 million from approximately $3.1 million as of February 28, 2007 to approximately $3.9 million as of May 31, 2007. The increase is due primarily to the increase in cash of approximately $0.8 million.

Total liabilities increased by approximately $2.2 million from approximately $11.6 million as of February 28, 2007 to approximately $13.8 million as of May 31, 2007.  The increase is due to an increase in trade and accrued payables of approximately $1.3  million; an increase of income tax and penalties payable of approximately $0.5 million and an increase in other current liabilities of approximately $0.4 million.

Statement of Cash Flow Changes

Our operating activities provided approximately $0.6 million in cash during the three months ended May 31, 2007.  Our net loss of approximately $4.1 million along with an increase in inventories of approximately $0.1 million; offset by non-cash items of approximately $2.1 million which include depreciation and amortization, equity instruments used for compensation, and an increase in accounts payable and accrued liabilities of approximately $2.2 million related to the new Contract.

At May 31, 2007, the Company had negative working capital of approximately $11.2 million.  The primary reason for the working capital deficit is the level of accounts payable and accrued salaries, benefits and other accruals of approximately $9.2 million.

During the quarter, we used cash for investing of approximately $0.4 million by acquiring a restricted certificate of deposit which matures in August 2009.

Our cash flows provided by financing activities were approximately $1 million for the three months ended May 31, 2007.  The Company received $1 million of cash from the exercise of warrants to acquire two million shares of common stock.  In order for the Company to finance operations and continue its growth plan, additional funding will be required from external sources.  Management plans on funding operations through a combination of equity capital and lines of credit.  Management is currently in negotiations with banks following the award of the approximately $93.5 million Contract deliverable over two years to provide lines of credit based on this Contract.

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

Our February 28, 2007 consolidated financial statements included a going concern paragraph.  The going concern paragraph states that there is substantial doubt about the Company’s ability to continue as a going concern.  Such financial statements have been prepared assuming that the Company will continue as a going concern (based upon management’s plans discussed herein) which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  Accordingly, the aforementioned consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

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

Management is projecting significant growth in Telematics sales during fiscal 2008 and 2009 as a result of a recent contract in this sector valued at approximately $93.5 million for delivery over the next two financial years with further extensions to this order now under negotiation.  Our order book for delivery over the next two years now exceeds $110 million.

In June 2007, the Singapore Civil Defense Force (SCDF) awarded a $2.2 million contract for the Company's new Intelligent Immobilization System technology (the “Immobilizer”).  The immobilizer is an add-on module to the Company’s Telematics System, which SCDF has been using since 2005 to track, monitor and now immobilize vehicles transporting hazardous materials, as well as to alert SCDF if these vehicles deviate from their prescribed routes. The Company anticipates recognizing revenue on the contract beginning in August 2007.

On December 19, 2007, Astrata Group Incorporated entered into a Series B Convertible Preferred Stock Purchase Agreement with Vision Opportunity China LP, and pursuant to the fund's allocation guidelines, Vision Opportunity Master Fund, Ltd. (collectively, the “Investors”).  Under the terms of the Stock Purchase Agreement, the Investors purchased an aggregate of (i) $3,000,000 of Series B Convertible Preferred Stock and (ii) warrants to purchase a total of 8,611,428 shares of our common stock.  The Company received net proceeds of approximately $2.7 million for working capital and general corporate purposes.

In order for us to fund our operations and continue this growth plan, substantial additional funding will be required from external sources.  Management currently intends to fund operations through a combination of equity and lines of credit.  Management is in discussion with banks for lines of credit and certain investors, who have expressed an interest in making investments in the Company.  These discussions are ongoing; however, there can be no assurance of the outcome of these negotiations.

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

Foreign Currency Exchange Rate Risk

The operations of our subsidiaries in international market results in exposure to fluctuations in foreign currency exchange rates. The potential of volatile foreign currency exchange rate fluctuation in the future could have a significant effect on our results of operations.  During the three months ended May 31, 2007, we had transactions denominated in the British Pound, the Singapore Dollar, the Malaysian Ringgit, and the Brunei Dollar.

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

Contract Accounting

The Company is accounting for the Contract described above under the percentage-of completion method under the AICPA Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production –Type Contracts”. Under the percentage-of-completion method, revenues, expenses and profits are recognized as performance progresses on long-term contracts. Progress towards completion is measured using the cost-to-cost method. The Company uses the estimated cost of goods (“COGS”) for the project to determine the associated recognized revenues in the periods in which they are earned under the percentage-of-completion method of accounting.  This is calculated by taking the current reporting period COGS against the total projected COGS to determine a percentage of completion; then applying the percentage against the Contract project total revenues to determine the revenues for the reporting period.

Product Revenue

Our Telematics equipment may be sold or provided as part of a monthly package which includes telecommunications, data warehousing and mapping.  These revenues are recognized over the life of such contracts as revenues are earned.

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

Other Recently Issued Accounting Pronouncements

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

Item 3:  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2007.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2007 our disclosure controls and procedures were not effective.

On November 27, 2007, the Company filed Form 8-K which included facts that our prior independent registered public accounting firm included in a report dated July 18, 2007 to the Company’s board of directors and management on material weaknesses in internal control related to the audit of the Company’s consolidated financial statements as of and for the year ended February 28, 2007, and the Company’s unaudited consolidated financial statements as of and for the quarter ended May 31, 2007.  Management’s responses to these material weaknesses in internal control were communicated to the Company’s board of directors in a letter dated November 2, 2007. The items the Company intends to address include, but are not limited to, the following:

•
Establish effective controls over the period-end closing and financial reporting processes.  This will require the addition of personnel and the creation of closing protocols for both the Company and its subsidiaries as well as the consolidation of all subsidiaries.

•	Establish financial reporting systems to standardize the process for the Company and its subsidiaries as well as consolidation of all subsidiaries.
•
Establishment of uniform internal controls and procedures designed to formalize documentation of its accounting and operational policies and procedures.  In addition procedures will be established to address all material financial functions and disciplines.

•	Human Resource functions will be enhanced to provide the necessary documentation and procedures to assure that employee information, benefits and policies are accurate and timely administered.

The Company intends to remediate the material weaknesses by the implementation of new financial reporting systems throughout its operations; adoption of uniform internal controls; and the addition of management personnel to monitor daily organizational activities which will ensure that information is being gathered, reviewed and disclosed at all levels of the Company and reported timely in various reports filed or submitted under the Exchange Act.

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

ASTRATA GROUP INCORPORATED

By:           /s/ THOMAS A. WAGNER
Thomas A. Wagner                                                                                                                                                                                        Date:  January 21, 2008
Chief Financial Officer