Form 10QSB/A
period 2007-08-31
ASTRATA GROUP INC
filed 2008-01-22
CIK 1071157

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission (the “SEC”) instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, which (except where stated otherwise) consisted only of normal recurring adjustments, have been included.  Operating results for the interim periods ended August 31, 2007 are not necessarily indicative of the results anticipated for the entire fiscal year ending February 28, 2008.  This report should be read in conjunction with the Company’s February 28, 2007 annual report on Form 10-KSB filed with the SEC on May 30, 2007.

This amendment of the Company’s August 31, 2007 Form 10-QSB is filed principally to (a) reflect the change of revenue recognition on a long-term contract to the percentage-of-completion method, under SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, and (b) revise Item 3 to reflect the impact of material weaknesses in internal control related to the audit of the Company’s consolidated financial statements as of and for the year ended February 28, 2007, and the Company’s unaudited condensed consolidated financial statements as of and for the quarterly periods ended August 31, 2007.

ii

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
August 31, 2007

ASSETS	(As Restated)
Current Assets:
Cash and cash equivalents	$932,437
Trade and other receivables, net	2,516,229
Inventories	201,438
Other assets	342,079
Discontinued operations - current assets	95,023
Total current assets	4,087,206
Property and equipment, net	689,618
Certificate of deposit-restricted	412,987
Goodwill	300,000
Discontinued operations - other assets	69,666
Total assets	$5,559,477
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$5,759,821
Salaries and benefits payable to officers and directors	2,075,394
Registration rights penalties	560,711
Interest payable	849,894
Income taxes and related penalties payable	508,306
Convertible notes payable to stockholders	1,884,000
Advances from stockholders	57,184
Discontinued operations - current liabilities	244,831
Current portion of long-term liabilities	1,386,533
Billings in excess of costs and estimated earnings on uncompleted contract	2,154,045
Other current liabilities	384,604
Total current liabilities	15,865,323
Long-term liabilities	12,583
Total liabilities	15,877,906
Minority interest	40,114
Commitments and contingencies
Stockholders' deficit
Preferred stock, Series A convertible, $0.0001 par value, 10,000,000 shares authorized, 2,800,000 shares issued and outstanding with a liquidation
preference of $2,800,000	280
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 28,901,315 shares issued
and 25,629,891 shares outstanding	2,564
Additional paid-in-capital	32,514,957
Accumulated deficit	(42,408,829)
Accumulated other comprehensive loss	(467,515)
Total stockholders' deficit	(10,358,543)
Total liabilities and stockholders' deficit	$5,559,477

See accompanying notes to these condensed consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007 AND 2006
(UNAUDITED)

	THREE MONTHS		SIX MONTHS
	(As Restated)		(As Restated)
	2007	2006	2007	2006
Net sales	$3,959,979	$912,868	$5,632,392	$1,339,206
Cost of goods sold	2,863,381	670,888	3,943,642	975,576
Gross profit	1,096,598	241,980	1,688,750	363,630
Selling, general and administrative expenses	2,288,314	1,962,111	6,247,818	3,966,835
Operating loss	(1,191,716)	(1,720,131)	(4,559,068)	(3,603,205)
Other income (expense):
Interest expense	(121,358)	(206,699)	(214,807)	(435,589)
Change in fair value of derivative warrant liability	-	22,000	-	306,996
Loss on sale of assets	-	(2,346)	-	(2,346)
Other income	55	32,789	1,637	33,105
Total other income (expense)	(121,303)	(154,256)	(213,170)	(97,834)

Loss before minority interest and income tax provision	(1,313,019)	(1,874,387)	(4,772,238)	(3,701,039)
Income tax provision	-	-	500,000	-
Loss before minority interest	(1,313,019)	(1,874,387)	(5,272,238)	(3,701,039)
Minority interest	-	335	-	-
Equity in net loss of affiliate	-	(7,067)	-	(18,828)
Loss from continuing operations	(1,313,019)	(1,881,119)	(5,272,238)	(3,719,867)
Gain (loss) on discontinued operations, net of tax	(11,313)	1,420,370	(181,320)	489,196
Net loss	$(1,324,332)	$(460,749)	$(5,453,558)	$(3,230,671)

Net loss from continuing operations applicable
to common stockholders consists of the following:
Loss from continuing operations	$(1,313,019)	$(1,881,119)	$(5,272,238)	$(3,719,867)
Cumulative undeclared dividends on preferred stock	(56,000)	-	(112,000)	-
Net loss from continuing operations applicable
to common stockholders	$(1,369,019)	$(1,881,119)	$(5,384,238)	$(3,719,867)

Comprehensive loss and
its components consist of the following:
Net loss	$(1,324,332)	$(460,749)	$(5,453,558)	$(3,230,671)
Foreign currency translation adjustment, net of tax	(141,834)	50,843	(467,515)	(32,677)
Comprehensive loss	$(1,466,166)	$(409,906)	$(5,921,073)	$(3,263,348)

Basic and diluted earnings (loss) per common share:
Continuing operations applicable to common stockholders	$(0.06)	$(0.14)	$(0.23)	$(0.29)
Discontinued operations	-	0.11	(0.01)	0.04
	$(0.06)	$(0.03)	$(0.24)	$(0.25)

Weighted average common shares outstanding:
Basic and diluted	23,406,905	13,080,970	23,168,760	12,920,103

See accompanying notes to these condensed consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2007 AND 2006
(UNAUDITED)

	(As Restated)
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,453,558)	$(3,230,671)
Adjustments to reconcile net loss to net
cash provided by operating activities
Gain on sale of property and equipment	-	(7,394)
Gain on forgiveness of debt	-	(332,691)
Depreciation and amortization	193,229	266,270
Gain on disposal transactions relating to discontinued operations	(59,057)	(1,810,098)
Loss on early termination of lease	-	101,886
Amortization of deferred compensation cost	-	200,250
Deferred financing costs and debt discount	-	(58,383)
Issuance of common stock for services	-	38,252
Stock-based compensation	2,303,359	728,945
Equity in net loss of affiliate	-	18,828
Unrealized foreign currency exchange gain	-	(16,922)
Changes in operating assets and liabilities:
Trade and other receivables	(1,619,774)	2,635,709
Inventories	(83,269)	2,857,494
Other assets	449,022	139,222
Accounts payable and accrued liabilities	2,376,874	(1,271,698)
Taxes and related penalties payable	493,420	6,401
Billings in excess of costs and estimated earnings on uncompleted contract	2,154,045	-
Deferred tax liability	-	(14,893)
Net cash provided by operating activities	$754,291	$250,507
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(308,855)	50,501
Proceeds from sale of assets	-	36,978
Investment in affiliates	11,741	(135,491)
Certificate of deposit-restricted	(412,987)	(47,592)
Net cash used in investing activities	(710,101)	(95,604)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term liabilities	(12,158)	(279,298)
Proceeds from notes payable	179,323	-
Lines of credit, net	-	(1,149,790)
Proceeds from advances to stockholders	-	731,017
Proceeds from warrants exercised for common stock	1,000,000	-
Net cash provided by (used in) financing activities	1,167,165	(698,071)
Effect of foreign currency exchange rate changes
on cash and cash equivalents	(458,289)	178,116
Net increase (decrease) in cash and cash equivalents	753,066	(365,052)
Cash and cash equivalents at beginning of period	179,371	436,532
Cash and cash equivalents at end of period	$932,437	$71,480

See accompanying notes to these condensed consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007 AND 2006
(UNAUDITED)

1. ORGANIZATION, NATURE OF OPERATIONS, AND LIQUIDITY/GOING CONCERN CONSIDERATIONS

Restatement

The Company’s August 31, 2007 condensed consolidated financial statements have been restated to reflect the change of revenue recognition on a long-term contract to the percentage-of-completion method, under SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.  On April 10, 2007, the Company entered into a fixed-price contract with a Singapore entity to design, develop and manufacture approximately $93.5 million of its Telematics products (the “Contract”).  Deliveries will take place overseas during a two-year period.  Our previously filed condensed consolidated financial statements as of and for the three and six months ended August 31, 2007 did not reflect the recognition of any revenue relating to this Contract.  After extensive review of the Contract and the related accounting literature, the Company believes that accounting for this Contract falls under the AICPA Statement of Position (SOP) 81-1 using the cost-to-cost method.

The effects of the restatement adjustments on our previously filed condensed consolidated financial statements as of and for the three and six month ended August 31, 2007 is presented below:

	August 31, 2007
	As Previously	Restatement
	Reported	Adjustment	As Restated
Accounts payable	$5,748,586	$11,235	$5,759,821
Billings in excess of costs and estimated
earnings on uncompleted contract	$2,513,240	$(359,195)	$2,154,045
Total current liabilities	$16,213,283	$(347,960)	$15,865,323
Total liabilities	$16,225,866	$(347,960)	$15,877,906
Accumulated deficit	$(42,756,789)	$347,960	$(42,408,829)
Total stockholders' deficit	$(10,706,503)	$347,960	$(10,358,543)

	For The Three Months Ended August 31, 2007
	As Previously	Restatement
	Reported	Adjustment	As Restated
Net sales	$1,615,133	$2,344,846	$3,959,979
Cost of goods sold	$893,382	$1,969,999	$2,863,381
Gross profit	$721,751	$374,847	$1,096,598
Selling, general and administrative expenses	$2,083,044	$205,270	$2,288,314
Stock-based compensation	$205,270	$(205,270)	$-
Operating loss	$(1,566,563)	$374,847	$(1,191,716)
Loss before minority interest and provision for income taxes	$(1,687,866)	$374,847	$(1,313,019)
Loss before minority interest	$(1,687,866)	$374,847	$(1,313,019)
Loss from continuing operations	$(1,687,866)	$374,847	$(1,313,019)
Gain (loss) on discontinued operations, net of tax	$(78)	$(11,235)	$(11,313)
Net loss	$(1,687,944)	$363,612	$(1,324,332)
Net loss from continuing operations applicable
to common stockholders	$(1,743,866)	$374,847	$(1,369,019)
Comprehensive loss	$(1,829,778)	$363,612	$(1,466,166)
Basic and diluted loss per common share:
Continuing operations applicable to common stockholders	$(0.07)	$0.01	$(0.06)
Basic and diluted loss per common share	$(0.07)	$0.01	$(0.06)

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007 AND 2006
(UNAUDITED)

1. ORGANIZATION, NATURE OF OPERATIONS, AND LIQUIDITY/GOING CONCERN CONSIDERATIONS (continued)

Restatement (continued)

	For The Six Months Ended August 31, 2007
	As Previously	Restatement
	Reported	Adjustment	As Restated
Net sales	$2,620,801	$3,011,591	$5,632,392
Cost of goods sold	$1,413,485	$2,530,157	$3,943,642
Gross profit	$1,207,316	$481,434	$1,688,750
Selling, general and administrative expenses	$5,707,380	$540,438	$6,247,818
Stock-based compensation	$418,199	$(418,199)	$-
Operating loss	$(4,918,263)	$359,195	$(4,559,068)
Loss before provision for income taxes and minority interest	$(5,131,433)	$359,195	$(4,772,238)
Loss before minority interest	$(5,631,433)	$359,195	$(5,272,238)
Loss from continuing operations	$(5,631,433)	$359,195	$(5,272,238)
Loss on discontinued operations	$(170,085)	$(11,235)	$(181,320)
Net loss	$(5,801,518)	$347,960	$(5,453,558)
Net loss from continuing operations applicable to common stockholders	$(5,631,433)	$247,195	$(5,384,238)
Comprehensive loss	$(6,269,033)	$347,960	$(5,921,073)
Basic and diluted loss per common share:
Continuing operations applicable to common stockholders	$(0.24)	$0.01	$(0.23)
Basic and diluted loss per common share	$(0.25)	$0.01	$(0.24)

Net cash provided by operating activities	$753,871	$420	$754,291
Net cash used in investing activities	$(709,681)	$(420)	$(710,101)

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

Nature of Operations (continued)

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

Liquidity and Going Concern Considerations

For the six months ended August 31, 2007, we had a net loss of approximately $5.5 million (of which $2.8 million was the estimated value of bonuses paid to certain employees for securing $93.5 million in new business under the Contract - (see Note 4).  We had positive cash flow from operating activities of approximately $0.8 million. In addition, we had a working capital deficit of approximately $11.8 million and a stockholders’ deficit of approximately $10.4 million as of August 31, 2007.

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

Liquidity and Going Concern Considerations (continued)

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

Stock-Based Compensation

Effective March 1, 2006, the Company adopted the provisions of SFAS No. 123-R, “Share-Based Payment” (“SFAS No. 123-R”). SFAS No. 123-R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007 AND 2006
(UNAUDITED)

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

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

Options granted by the Company generally expire five years from the grant date. Options granted to existing and newly hired employees generally vest over a three-year period from the date of grant. The effects of share-based compensation resulting from the application of SFAS No. 123-R to options granted under the Company’s equity incentive plan resulted in an expense of approximately $205,000 for the three months ended August 31, 2007 and $265,000 for the three months ended August 31, 2006 and an expense of approximately $418,000 for the six months ended August 31, 2007 and $729,000 for the six months ended August 31, 2006. During the quarter ended May 31, 2007 the Company issued restricted common stock as compensation valued at approximately $1,845,000.  These expenses have been reported within the selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The total remaining expense to be recognized on the unvested options is approximately $0.03 million.

In accordance with SFAS No.123-R, the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after February 28, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the first and second quarter of fiscal 2008 was insignificant.

Options outstanding that have vested and are expected to vest as of August 31, 2007 are as follows:
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term in	Intrinsic
	Shares	Price	Years	Value (a)
Vested	483,166	$4.49	2.6	$-
Expected to vest	447,064	$3.78	2.6	-
Total	930,230			$-

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
(UNAUDITED)

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

Options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of SFAS No. 123-R, which are estimated when compensation costs are recognized. Additional information with respect to stock option activity is as follows:
		Outstanding Options
				Weighted
	Shares			Average	Aggregate
	Available for	Number of		Exercise	Intrinsic
	Grant	Shares		Price	Value (b)
February 28, 2007	1,291,925	1,024,750		$3.56	$-
Grants	-	-		-	-
Exercises	-	(94,520)		1.30	-
Cancellations	-	-		-	-
August 31, 2007	1,469,770	930,230		$3.78	$-

Options exercisable at:
February 28, 2007		549,833	*	$4.10
August 31, 2007		483,166		$4.49

(b)	Represents the excess (if any) of the February 28, 2007 or August 31, 2007 market price of the Company’s common stock over the exercise price.

*     This amount has been revised from that which was disclosed in the Company’s February 28, 2007 Form 10-KSB

Basic and Diluted Loss Per Share

In accordance with FASB Statement No. 128, “Earnings Per Share”, the Company calculates basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented and adjusts the amount of net loss, used in this calculation, for preferred stock dividends during the period.

We incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods.  Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of preferred stock, the exercise of warrants, stock options and convertible debt.  As of August 31, 2007 and 2006, all potentially dilutive common stock equivalents amount to 38,271,064 and 3,837,612 shares, respectively.

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

The Company is accounting for the Contract described above under the percentage-of completion method under the AICPA Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production–Type Contracts”. Under the percentage-of-completion method, revenues, expenses and profits are recognized as performance progresses on long-term contracts. Progress towards completion is measured using the cost-to-cost method. The Company uses the estimated cost of goods (“COGS”) for the project to determine the associated recognized revenues in the periods in which they are earned under the percentage-of-completion method of accounting.  This is calculated by taking the current reporting period COGS against the total projected COGS to determine a percentage of completion; then applying the percentage against the Contract project total revenues to determine the revenues for the reporting period.  During the three and six months ended August 31, 2007, the Company recognized approximately $2.3 million and $3 million, respectively, in revenue on this Contract.

Customer billing is determined by the “schedule of values” in accordance with the Contract terms as agreed to by all parties.  Timing differences between costs incurred and billings based on the Contract terms generate the billings in excess of costs and estimated earnings on uncompleted contract.

Billings in excess of costs and estimated earnings on the Contract consisted of the following as of August 31, 2007:

2007
Costs and estimated earnings on uncompleted contract	1,595,955
Billings in excess of estimated earnings on uncompleted contract	3,750,000

Billings in excess of costs and estimated earnings on uncompleted contract	$2,154,045

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007 AND 2006
(UNAUDITED)

5.  INCOME TAXES

The Company adopted FIN 48 effective March 1, 2007.  Management has determined that the failure to file certain information returns (for the period from inception to and including the year ended February 28, 2007) may result in the assessment of income tax penalties.  As a result, management has accrued an estimate of such penalties at March 1, 2007.  Accordingly, the Company’s condensed consolidated statement of operations for the six months then ended August 31, 2007 includes an estimated expense of $0.5 million relating to potential income tax penalties.

All open tax years of the Company remain subject to examination by tax authorities and, as applicable, certain foreign tax authorities.

6.  NOTES PAYABLE

In August 2007, the Company received an unsecured note payable which is due on February 11, 2008 and carries no interest and the imputed interest is insignificant.  This note replaces approximately $130,000 of accrued payables. The balance of the note is approximately $133,000 at August 31, 2007 and is included in current portion of long- term liabilities in the accompanying condensed consolidated balance sheet.

During the quarter ended August 31, 2007 an unsecured note payable was issued by the Company with a principal balance of $1.2 million outstanding at August 31, 2007 (the “Note Payable”) that was due in three equal instalments of $400,000; the first two instalments were due prior to June 1, 2007.  In addition, the third instalment payment (which was due on July 15, 2007) had not been paid.  Accordingly, the entire principal balance of the Note Payable has been classified as current portion of long-term liabilities in the accompanying condensed consolidated balance sheet.  Management is currently in discussions with the creditor, seeking to restructure the terms of the Note.  During November 2007, the Company paid $0.6 million and in December 2007, paid the remaining $0.6 million.

7. OTHER MATTERS RELATING TO CERTAIN DEBT AND EQUITY INSTRUMENTS

Because of certain convertible debt financings and the transactions described in the “10/13/06 Equity Financing Transactions” section of Note 8 to the Company’s February 28, 2007 consolidated financial statements included in of our Form 10-KSB for the year then ended, the exercise prices of certain warrants outstanding at August 31, 2007 have been reduced pursuant to anti-dilution contractual requirements. As a result of the same transactions, the conversion prices of the $1.5 million convertible note payable to a stockholder issued in September 2004 (as amended in November 2004) and a $384,000 convertible note payable issued to the same stockholder in December 2004 have been reduced pursuant to anti-dilution contractual requirements. These debt instruments are outstanding at August 31, 2007 and are included in the convertible notes payable to stockholder on the accompanying condensed consolidated balance sheet.

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

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007 AND 2006
(UNAUDITED)

8.  EQUITY TRANSACTIONS

During the quarter ended August 31, 2007, the Company issued an aggregate of 1,195,408 shares of its unrestricted common stock in exchange for services provided by consultants.  Such shares were valued at approximately $916,000 (estimated to be the fair value based on the trading prices on the issuance dates).

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007 AND 2006
(UNAUDITED)

10. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION (continued)

Geographic Information

Certain condensed geographic information is presented below including property and equipment, revenues, gross profit (loss) and operating loss:

For the three months ended August 31, 2007:

	Property and		Gross	Operating	Operating
	Equipment, net	Revenue	Profit	Expenses	Income (Loss)
Asia	$582,672	$3,793,061	$969,220	$863,134	$106,086
United States	-	-	-	1,012,924	$(1,012,924)
Western Europe	106,946	166,918	127,378	412,256	$(284,878)
Total	$689,618	$3,959,979	$1,096,598	$2,288,314	$(1,191,716)

For the three months ended August 31, 2006:

			Gross	Operating	Operating
		Revenue	Profit (Loss)	Expenses	(Loss)
Asia		$742,983	$254,318	$267,594	$(13,276)
United States		-	-	912,480	$(912,480)
Western Europe		169,885	(12,338)	782,037	$(794,375)
Total		$912,868	$241,980	$1,962,111	$(1,720,131)
For the six months ended August 31, 2007:

	Property and		Gross	Operating	Operating
	Equipment, net	Revenue	Profit	Expenses	(Loss)
Asia	$582,672	$5,345,180	$1,458,298	$3,798,453	$(2,340,155)
United States	-	-	-	1,743,525	$(1,743,525)
Western Europe	106,946	287,212	230,452	705,840	$(475,388)
Total	$689,618	$5,632,392	$1,688,750	$6,247,818	$(4,559,068)

For the six months ended August 31, 2006:

			Gross	Operating	Operating
		Revenue	Profit (Loss)	Expenses	(Loss)
Asia		$1,107,871	$426,325	$693,252	$(266,927)
United States		-	-	2,050,067	$(2,050,067)
Western Europe		231,335	(62,695)	1,223,516	$(1,286,211)
Total		$1,339,206	$363,630	$3,966,835	$(3,603,205)

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

	Three Months	Three Months	Six Months	Six Months
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
Numerator for basic and diluted loss per
common share:
Loss from continuing operations	$(1,313,019)	$(1,881,119)	$(5,272,238)	$(3,719,867)

Cumulative undeclared dividends on preferred stock	(56,000)	-	(112,000)	-
Total net loss from continuing operations
applicable to common stockholders	$(1,369,019)	$(1,881,119)	$(5,384,238)	$(3,719,867)

Denominator for basic and diluted loss per common share:
Weighted average number of common shares outstanding	23,406,905	13,080,970	23,168,760	12,920,103

Basic and diluted loss per common share:
from continuing operations	$(0.06)	$(0.14)	$(0.23)	$(0.29)

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

Management believes that the Company has not incurred any material contingent liabilities in connection with the transactions and events described in the preceding paragraph. The Company did not recognize any losses for write-downs (to fair value, less cost to sell) of any assets related to discontinued operations during the three and six months ended August 31, 2007. As described in the following paragraph, operations reported as discontinued in the accompanying condensed consolidated statements of operations are not generating any significant cash flows.

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

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007 AND 2006
(UNAUDITED)

12.  DISCONTINUED OPERATIONS (continued)

Other Matters

The major classes of assets and liabilities related to discontinued operations as of August 31, 2007 are as follows:

Assets

Trade and other receivables	$95,023
Other non-current assets	69,666
Total	$164,689

Liabilities

Trade and accrued payables	$244,831

Item 2:  Management’s Discussion and Analysis or Plan of Operation

Restatement

The Company’s August 31, 2007 condensed consolidated financial statements have been restated reflect the change of revenue recognition on a long-term contract to the percentage-of-completion method, under SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.  On April 10, 2007, the Company entered into a fixed-price contract with a Singapore entity to design, develop and manufacture approximately $93.5 million of its Telematics products (the “Contract”).  Deliveries will take place overseas during a two-year period.  Our previously filed condensed consolidated financial statements as of and for the six months ended August 31, 2007 did not reflect the recognition of any revenue relating to this Contract.  After extensive review of the Contract and the related accounting literature, the Company believes that accounting for this Contract falls under the AICPA Statement of Position (SOP) 81-1 using the cost-to-cost method.

The effects of the restatement adjustments on our previously filed condensed consolidated financial statements as of and for the six months ended August 31, 2007 are presented below:

	August 31, 2007
	As Previously	Restatement
	Reported	Adjustment	As Restated
Accounts payable	$5,748,586	$11,235	$5,759,821
Billings in excess of costs and estimated
earnings on uncompleted contract	$2,513,240	$(359,195)	$2,154,045
Total current liabilities	$16,213,283	$(347,960)	$15,865,323
Total liabilities	$16,225,866	$(347,960)	$15,877,906
Accumulated deficit	$(42,756,789)	$347,960	$(42,408,829)
Total stockholders' deficit	$(10,706,503)	$347,960	$(10,358,543)

	For The Three Months Ended August 31, 2007
	As Previously	Restatement
	Reported	Adjustment	As Restated
Net sales	$1,615,133	$2,344,846	$3,959,979
Cost of goods sold	$893,382	$1,969,999	$2,863,381
Gross profit	$721,751	$374,847	$1,096,598
Selling, general and administrative expenses	$2,083,044	$205,270	$2,288,314
Stock-based compensation	$205,270	$(205,270)	$-
Operating loss	$(1,566,563)	$374,847	$(1,191,716)
Loss before minority interest and provision for income taxes	$(1,687,866)	$374,847	$(1,313,019)
Loss before minority interest	$(1,687,866)	$374,847	$(1,313,019)
Loss from continuing operations	$(1,687,866)	$374,847	$(1,313,019)
Gain (loss) on discontinued operations, net of tax	$(78)	$(11,235)	$(11,313)
Net loss	$(1,687,944)	$363,612	$(1,324,332)
Net loss from continuing operations applicable
to common stockholders	$(1,743,866)	$374,847	$(1,369,019)
Comprehensive loss	$(1,829,778)	$363,612	$(1,466,166)
Basic and diluted loss per common share:
Continuing operations applicable to common stockholders	$(0.07)	$0.01	$(0.06)
Basic and diluted loss per common share	$(0.07)	$0.01	$(0.06)

	For The Six Months Ended August 31, 2007
	As Previously	Restatement
	Reported	Adjustment	As Restated
Net sales	$2,620,801	$3,011,591	$5,632,392
Cost of goods sold	$1,413,485	$2,530,157	$3,943,642
Gross profit	$1,207,316	$481,434	$1,688,750
Selling, general and administrative expenses	$5,707,380	$540,438	$6,247,818
Stock-based compensation	$418,199	$(418,199)	$-
Operating loss	$(4,918,263)	$359,195	$(4,559,068)
Loss before provision for income taxes and minority interest	$(5,131,433)	$359,195	$(4,772,238)
Loss before minority interest	$(5,631,433)	$359,195	$(5,272,238)
Loss from continuing operations	$(5,631,433)	$359,195	$(5,272,238)
Loss on discontinued operations	$(170,085)	$(11,235)	$(181,320)
Net loss	$(5,801,518)	$347,960	$(5,453,558)
Net loss from continuing operations applicable
to common stockholders	$(5,631,433)	$247,195	$(5,384,238)
Comprehensive loss	$(6,269,033)	$347,960	$(5,921,073)
Basic and diluted loss per common share:
Continuing operations applicable to common stockholders	$(0.24)	$0.01	$(0.23)
Basic and diluted loss per common share	$(0.25)	$0.01	$(0.24)

Net cash provided by operating activities	$753,871	$420	$754,291
Net cash used in investing activities	$(709,681)	$(420)	$(710,101)

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

Revenues

Net sales from continuing operations were approximately $4 million for the three months ended August 31, 2007, an increase of approximately $3.1 million compared to the three months ended August 31, 2006 of approximately $0.9 million, Our revenue increased by approximately $3 million from the $93.5 million Contract awarded April 10, 2007 which is accounted for under the percentage of completion method.

With the growing interests in the capabilities of our Telematics systems, we are anticipating continual growth in our revenues.

During the quarter ended May 31, 2007, we began performance under a 24-month contract pursuant to which we will provide $93.5 million of our products and services. We account for contract revenue and expenses under Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” using the percentage-of-completion method. During the three months ending August 31, 2007, we recognized approximately $3 million in revenues against this Contract.  We anticipate significant revenue to be generated under this Contract in future periods as we perform to the Contract.

Gross Profit

 Gross profit increased approximately $0.9 million to approximately $1.1 million for the three months ended August 31, 2007 compared to the three months ended August 31, 2006 of approximately $0.2 million. Our normal gross margin (defined as gross profit divided by revenue) increased from 27% to 28%.  We expect our gross margins will improve with the increase in business opportunities.

Selling, general and administrative expenses

Selling general and administrative expenses for the three months ended August 31, 2007 were approximately $2.3 million, an increase of approximately $0.3 million compared to the three months ended August 31, 2006 of approximately $2 million.

In Asia, operating expenses for the three months ended August 31, 2007 were approximately $0.9 million, compared to the three months ended August 31, 2006 of approximately $0.3 million. In Europe, operating expenses for the three months ended August 31, 2007 were approximately $0.4 million with Corporate at approximately $0.8 million, compared Europe operating expenses for the three months ended August 31, 2006 of approximately $1 million with Corporate at approximately $0.9 million.  These expenses are primarily related to staffing, third party consultants, facilities and travel costs.  Our selling, general and administrative expenses may continue to increase as we progress through the $93.5 million Contract.

Net Results of Operations

Our operating loss was approximately $1.2 million for the three months ended August 31, 2007 compared to an operating loss of approximately $1.7 million for the three months ended August 31, 2006.

Other income (expense)

Interest expense was approximately $0.1 million for the three months ended August 31, 2007 and $0.2 million in 2006.

Net Results

We reported a net loss of approximately $1.3 million or $(0.06) per common share for the three months ended August 31, 2007 compared to a net loss of approximately $0.5 million or $(0.03) per common share for the three months ended August 31, 2006.   After factoring in the deemed dividend to the preferred stockholders of approximately $0.1 million, our net loss from continuing operations applicable to common stockholders is approximately $1.4 million or $(0.06) per common share for the three months ended August 31, 2007; and approximately $1.9 million or $(0.14) per common share for the three months ended August 31, 2006. Our discontinued operations resulted in a profit of approximately $1.4 million or $0.11 per common share for the three months ended August 31, 2006.

We expect our losses will grow smaller and be eliminated as we progress through the approximate $93.5 million dollar Contract and other contracts which we anticipate will be awarded in the near future.  There can be no assurance of future contracts being awarded as we move through the process of bidding on proposals.

Results of operations for the six months ended August 31, 2007 and 2006

Revenues

Net sales from continuing operations were approximately $5.6 million for the six months ended August 31, 2007, an increase of approximately $4.3 million compared to the six months ended August 31, 2006 of approximately $1.3 million. During this six months, we had an increase of approximately $1.3 million from increased awareness in Telematics capabilities and we have begun deliveries under the Contract entered into on April 10, 2007 pursuant to which we will provide $93.5 million of our products and services as discussed in Note 4 to the condensed consolidated financial statements included elsewhere herein.  We account for contract revenue and expenses under Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” using the percentage-of-completion method. During the six months ended August 31, 2007, we recognized approximately $3 million in revenues against this Contract.  We anticipate significant revenue to be generated under this Contract in future periods as we perform to the Contract.

Gross Profit

Gross profit increased approximately $1.3 million to approximately $1.7 million for the six months ended August 31, 2007 compared to the six months ended August 31, 2006 of approximately $0.4 million. Our normal gross margin (defined as gross profit divided by revenue) increased from 27% to 30%. The increase is due to an increase in are general commercial contracts that carry a higher margin than our homeland security contracts.

Selling, general and administrative expenses

Selling general and administrative expenses for the six months ended August 31, 2007 were approximately $6.2 million, an increase of approximately $2.2 million compared to the six months ended August 31, 2006 of approximately $4 million.

In Asia, operating expenses for the six months ended August 31, 2007 were approximately $3.8 million, compared to the six months ended August 31, 2006 of approximately $0.7 million. In Europe, operating expenses for the six months ended August 31, 2007 were approximately $0.7 million with Corporate at approximately $1.7 million, compared with the Europe operating expenses for the six months ended August 31, 2006 of approximately $1.2 million with Corporate at approximately $2.1 million.  These expenses are primarily related to staffing, third party consultants, facilities and travel costs.  The increase in these expenses was primarily due to the recognition of $2.8 million in bonuses paid to certain employees for securing $93.5 million in new business under the Contract.  Our selling, general and administrative expenses may continue to increase as we progress through the $93.5 million Contract.

Net Results of Operations

Our operating loss was approximately $4.6 million for the six months ended August 31, 2007 compared to an operating loss of approximately $3.6 million for the six months ended August 31, 2006. The increase in the operating loss was primarily due to the recognition of $2.8 million in bonuses paid to certain employees for securing $93.5 million in new business under the Contract.

Other income (expense)

Interest expense for the six months ended August 31, 2007 was approximately $0.2 million as compared to $0.4 million for the six months ended August 31, 2006. The fair value adjustment for a warrant liability was a benefit of approximately $0.3 million for the six months ended August 31, 2006.

Net Results

We reported a net loss of approximately $5.5 million or $(0.24) per common share for the six months ended August 31, 2007 compared to a net loss of approximately $3.2 million or $(0.25) per common share for the six months ended August 31, 2006. The increase in net loss was primarily due to the recognition of $2.8 million in bonuses paid to certain employees for securing $93.5 million in new business under the Contract.  After factoring in the deemed dividend to the preferred stockholders of approximately $0.1 million, our net loss from continuing operations applicable to common stockholders is approximately $5.4 million or $(0.23) per common share; and approximately $3.7 million or $(0.29) per common share for the six months ended August 31, 2006. Our discontinued operations resulted in loss of approximately $0.2 million or $(0.01) per common share for the six months ended August 31, 2007 and a profit of approximately $0.5 million or $0.04 per common share for the six months ended August 31, 2006.

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

Total liabilities increased by approximately $4.3 million from approximately $11.6 million as of February 28, 2007 to approximately $15.9 million as of August 31, 2007.  The increase is due to an increase in trade and accrued payables of approximately $1.2 million; billings in excess of costs and estimated earnings on uncompleted contracts of approximately $2.2 million and an increase in other current liabilities of approximately $0.9 million.

Statement of Cash Flow Changes

Our operating activities provided approximately $0.8 million in cash during the six months ended August 31, 2007.  Our net loss of approximately $5.5 million along with an increase in accounts receivable and inventories of approximately $1.7 million; offset by non-cash items of approximately $2.4 million which include depreciation and amortization, and equity instruments used for compensation, deferred contracts in progress-net and other assets of approximately $0.4 million and an increase in billings in excess of costs and estimated earnings on uncompleted contracts and accounts payable and accrued liabilities of approximately $5 million.

At August 31, 2007, the Company had negative working capital of approximately $11.8 million.  The primary reason for the working capital deficit is the level of accounts payable and accrued salaries, benefits and other accruals of approximately $7.8 million and expenses under a Contract pursuant to which will provide $93.5 million of our products and service recorded as billings in excess of costs and estimated earnings on uncompleted contracts of approximately $2.2 million.

During the six months, we used cash for investing of approximately $0.7 million in property and equipment and approximately $0.4 million by acquiring  a restricted certificate of deposit which matures in August 2009.

Our cash flows provided by financing activities were approximately $1.2 million for the six months ended August 31, 2007.  The Company received $1.0 million of cash from the exercise of warrants to acquire two million shares of common stock and approximately $0.2 million in proceeds from the issuance of notes payable.  In order for the Company to finance operations and continue its growth plan, additional funding will be required from external sources.  Management plans on funding operations through a combination of equity capital and lines of credit.  Management is currently in negotiations with banks following the award of the $ 93.5 million dollar Contract deliverable over two years to provide lines of credit based on this Contract.

Liquidity and Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming we will continue in our present form, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  For the six months ended August 31, 2007, we had a net loss of approximately $5.5 million and positive cash flow from operating activities of approximately $0.8 million.  In addition, we had a working capital deficit of approximately $11.8 million as of August 31, 2007.

Our February 28, 2007 consolidated financial statements include a going concern paragraph.  The going concern paragraph states that there is substantial doubt about the Company’s ability to continue as a going concern.  Such financial statements have been prepared assuming that the Company will continue as a going concern (based upon management’s plans discussed herein) which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  Accordingly, the aforementioned consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

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

Management is projecting significant growth in Telematics sales during fiscal 2008 and 2009 as a result of a recent contract in this sector valued at $93.5 million for delivery over the next two financial years with further extensions to this order now under negotiation.  Our order book for delivery over the next two years now exceeds $110 million.

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

Common Stock

During the quarter ended August 31, 2007, the Company issued an aggregate of 1,195,408 shares of its unrestricted common stock in exchange for services provided by consultants.  Such shares were valued at approximately $916,000 (estimated to be the fair value based on the trading prices on the issuance dates)

Off Balance Sheet Arrangements

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

Item 3:  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2007.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2007 our disclosure controls and procedures were not effective.

On November 27, 2007, the Company filed Form 8-K which included facts that our prior independent registered public accounting firm included in a report dated July 18, 2007 to the Company’s board of directors and management on material weaknesses in internal control related to the audit of the Company’s consolidated financial statements as of and for the year ended February 28, 2007, and the Company’s unaudited consolidated financial statements as of and for the quarter ended May 31, 2007.  Management’s responses to these material weaknesses in internal control were communicated to the Company’s board of directors in a letter dated November 2, 2007. The items the Company intends to address include, but are not limited to, the following:

•
Establish effective controls over the period-end closing and financial reporting processes.  This will require the addition of personnel and the creation of closing protocols for both the Company and its subsidiaries as well as the consolidation of all subsidiaries. As an initial step in August 2007, the Company appointed an independent Chief Financial Officer in recognition of the need for more focused attention to the improvement financial and reporting controls.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock

During the quarter ended August 31, 2007, the Company issued an aggregate of 1,195,408 shares of its unrestricted common stock in exchange for services provided by consultants.  Such shares were valued at approximately $916,000 (estimated to be the fair value based on the trading prices on the issuance dates).

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

ASTRATA GROUP INCORPORATED

By:          /s/ THOMAS A. WAGNER
Thomas A. Wagner                                                                                                                                         Date:  January 22, 2008
Chief Financial Officer