Form 10QSB
period 2007-11-30
ASTRATA GROUP INC
filed 2008-01-22
CIK 1071157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 000-32475

ASTRATA GROUP INCORPORATED
(Name of small business issuer in its charter)

NEVADA	84-1408762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

950 South Coast Dr., Suite 265, Costa Mesa, California	92626
(Address of principal executive offices)	(Zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 15, 2008: 25,649,891

Transitional Small Business Disclosure Format (Check One):     Yes ☐    No ☒

TABLE OF CONTENTS

Page
Part I - Financial Information

Item 1 Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet as of November 30, 2007	F-1

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended November 30, 2007 and 2006	F-2

Condensed Consolidated Statements of Cash Flows for the nine months ended November 30, 2007 and 2006	F-3

Notes to Condensed Consolidated Financial Statements	F-4

Item 2 Management’s Discussion and Analysis or Plan of Operation	1

Item 3 Controls and Procedures	9

Part II - Other Information

Item 1 Legal Proceedings	10

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 6 Exhibits and Reports on Form 8-K	10

i

PART I – FINANCIAL INFORMATION

Item 1:  Condensed Consolidated Financial Statements (Unaudited)

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission (the “SEC”) instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, which (except where stated otherwise) consisted only of normal recurring adjustments, have been included.  Operating results for the interim period ended November 30, 2007 are not necessarily indicative of the results anticipated for the entire fiscal year ending February 28, 2008.  This report should be read in conjunction with the Company’s February 28, 2007 annual report on Form 10-KSB filed with the SEC on May 30, 2007.

ii

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
NOVEMBER 30, 2007

ASSETS

Current Assets:
Cash and cash equivalents	$1,161,881
Trade and other receivables, net	1,312,683
Inventories	296,355
Other assets	410,643
Discontinued operations - current assets	90,576
Total current assets	3,272,138
Property and equipment, net	679,491
Certificate of deposit-restricted	412,987
Goodwill	300,000
Discontinued operations - other assets	69,666
Total assets	$4,734,282
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$6,183,212
Salaries and benefits payable to officers and directors	2,027,827
Registration rights penalties	599,241
Interest payable	1,402,338
Income taxes and related penalties payable	508,765
Convertible notes payable to stockholders	1,884,000
Advances from stockholders	142,568
Discontinued operations - current liabilities	241,466
Current portion of long-term liabilities	800,377
Billings in excess of costs and estimated earnings on uncompleted contract	611,972
Other current liabilities	400,354
Total current liabilities	14,802,120
Long-term liabilities	11,377
Total liabilities	14,813,497
Minority interest	40,114

Stockholders' deficit
Preferred stock, Series A convertible, $0.0001 par value, 10,000,000 shares authorized, 4,550,000 shares issued and outstanding with a liquidation
preference of $2,800,000	455
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 28,921,315 shares issued	2,566
and 25,649,891 shares outstanding
Additional paid-in-capital	34,321,430
Accumulated deficit	(43,497,916)
Accumulated other comprehensive loss	(945,864)
Total stockholders' deficit	(10,119,329)
Total liabilities and stockholders' deficit	$4,734,282

See accompanying notes to these condensed consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
(UNAUDITED)

	THREE MONTHS		NINE MONTHS
	2007	2006	2007	2006
Net sales	$4,718,503	$758,035	$10,350,895	$2,097,241
Cost of goods sold	3,502,922	423,667	7,446,564	1,399,243
Gross profit	1,215,581	334,368	2,904,331	697,998
Selling, general and administrative expenses	1,529,072	2,106,828	7,776,890	6,073,663
Research and development	-	119,331	-	119,331
Operating loss	(313,491)	(1,891,791)	(4,872,559)	(5,494,996)
Other income (expense):
Interest expense	(749,330)	(1,529,043)	(964,137)	(1,964,632)
Change in fair value of derivative warrant liability	-	1,501,800	-	1,808,796
Loss on debt extinguishment	-	(4,419,250)	-	(4,419,250)
Other income	81,376	(30,048)	83,013	710
Total other income (expense)	(667,954)	(4,476,541)	(881,124)	(4,574,376)

Loss before minority interest and tax provision	(981,445)	(6,368,332)	(5,753,683)	(10,069,372)
Income tax provision	677	-	500,677	-
Loss before minority interest	(982,122)	(6,368,332)	(6,254,360)	(10,069,372)
Equity in net loss of affiliate	-	9,025	-	(9,803)
Loss from continuing operations	(982,122)	(6,359,307)	(6,254,360)	(10,079,175)
Gain (loss) on discontinued operations, net of tax	(106,964)	72,803	(288,284)	561,999
Net loss	$(1,089,086)	$(6,286,504)	$(6,542,644)	$(9,517,176)

Net loss from continuing operations applicable
to common stockholders consists of the following:
Loss from continuing operations	$(982,122)	$(6,359,307)	$(6,254,360)	$(10,079,175)
Cumulative undeclared dividends on preferred stock	(56,000)	(2,005,000)	(168,000)	(2,005,000)
Net loss from continuing operations applicable
to common stockholders	$(1,038,122)	$(8,364,307)	$(6,422,360)	$(12,084,175)

Comprehensive loss and its components consist of the following:
Net loss	$(1,089,086)	$(6,286,504)	$(6,542,644)	$(9,517,176)
Foreign currency translation adjustment, net of tax	(478,349)	(10,429)	(978,376)	(113,612)
Comprehensive loss	$(1,567,435)	$(6,296,933)	$(7,521,020)	$(9,630,788)

Basic and diluted earnings (loss) per common share:
Continuing operations applicable to common stockholders	$(0.04)	$(0.60)	$(0.27)	$(0.89)
Discontinued operations	-	0.01	(0.01)	0.04
	$(0.04)	$(0.59)	$(0.28)	$(0.85)

Weighted average common shares outstanding:
Basic and diluted	24,002,951	13,877,950	23,989,717	13,563,893

See accompanying notes to these condensed consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,542,644)	$(9,517,176)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Gain on sale of property and equipment	-	(7,274)
Gain on forgiveness of debt	-	(332,691)
Depreciation and amortization	289,145	309,686
Gain on disposal transactions relating to discontinued operations	(58,304)	(1,608,254)
Loss on early termination of lease	-	101,886
Amortization of deferred compensation cost	-	300,375
Change in fair value of derivative warrant liability	-	(1,808,796)
Deferred financing costs and debt discount	-	1,606,171
Loss on debt extinguishment	-	4,419,250
Stock-based compensation	2,350,009	1,345,886
Equity instruments issued for financing	66,000	-
Equity in net loss of affiliate	-	9,803
Unrealized foreign currency exchange gain	-	(9,206)
Changes in operating assets and liabilities:
Trade and other receivables	(349,302)	2,545,583
Inventories	(166,790)	2,261,136
Other assets	406,252	143,790
Accounts payable and accrued liabilities	3,131,185	(1,352,045)
Taxes and related penalties payable	493,879	6,509
Billings in excess of costs and estimated earnings on uncompleted contract	611,972	-
Deferred tax liability	-	(22,911)
Net cash provided by (used in) operating activities	231,402	(1,608,278)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(394,315)	(198,831)
Proceeds from sale of assets	-	135,246
Investment in affiliates	11,741	(73,267)
Certificate of deposit-restricted	(412,987)	(120,618)
Net cash used in investing activities	(795,561)	(257,470)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term liabilities	(5,225)	(259,817)
Repayment on long-term debt	(600,000)	-
Repayment on debentures	-	(550,000)
Proceeds from advances from stockholders	192,770	-
Lines of credit, net	-	(1,038,550)
Proceeds from advances from stockholders	35,384	1,216,741
Proceeds from issuance of preferred stock	-	2,365,500
Proceeds from warrants exercised for common stock	2,750,000	-
Net cash provided by financing activities	2,372,929	1,733,874
Effect of foreign currency exchange rate changes
on cash and cash equivalents	(826,260)	85,442
Net increase (decrease) in cash and cash equivalents	982,510	(46,432)
Cash and cash equivalents at beginning of period	179,371	436,532
Cash and cash equivalents at end of period	$1,161,881	$390,100

See accompanying notes to these condensed consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
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
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
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

Liquidity and Going Concern Considerations

For the nine months ended November 30, 2007, we had a net loss of approximately $6.5 million (of which $2.8 million was the estimated value of bonuses paid to certain employees for securing $93.5 million in new business under a contract (the “Contract”) - (see Note 4)).  We had positive cash flow from operating activities of approximately $0.2 million.  In addition, we had a working capital deficit of approximately $11.5 million and a stockholders’ deficit of approximately $10.1 million as of November 30, 2007.

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

On December 19, 2007, Astrata Group Incorporated entered into a Series B Convertible Preferred Stock Purchase Agreement (the "Stock Purchase Agreement") with  Vision Opportunity China LP, and pursuant to the fund's allocation guidelines, Vision Opportunity Master Fund, Ltd. (collectively, the "Investors").  Under the terms of the Stock Purchase Agreement, the Investors purchased an aggregate of (i) $3,000,000 of Series B Convertible Preferred Stock and (ii) warrants to purchase a total of 8,611,428 shares of our common stock.  The Company intends to use the proceeds for working capital and general corporate purposes.

Management is projecting growth in Telematics sales during fiscal 2008 and 2009, and has announced sales orders in this sector valued at a total of approximately $110 million for the next two years. Other sales contracts are under negotiation, but at this time there can be no assurance regarding the ultimate success of these negotiations.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
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

Other Concentrations

The financial instrument that potentially exposes the Company to a concentration of credit risk principally consists of cash. The Company deposits its cash with high credit financial institutions, principally in Europe and Asia. The countries do not have any institutional depository insurance comparable to the United States, which insures bank balances up to $100,000 per bank. At November 30, 2007, the Company’s cash balances in U.S. bank accounts totaled approximately $522,000 which exceeds the Federal Deposit Insurance Corporation limit of $100,000.

The certificate of deposit described below (approximately $413,000 at November 30, 2007) is with a Singapore bank. Because the funds deposited were in U.S. dollars, such account is not eligible for coverage under Singapore’s Deposit Insurance Act.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
(UNAUDITED)

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Other Concentrations (continued)

The Company does not require collateral from its customers, but performs ongoing credit evaluations of its customers’ financial condition. Credit risk with respect to the accounts receivable is limited because of the large number of customers included in the Company’s customer base and the geographic dispersion of those customers. The Company also performs periodic reviews of collectability and provides an allowance for doubtful accounts receivable.  Management considers the allowance for doubtful accounts receivable at November 30, 2007 of approximately $22,000 to be adequate.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or estimated market, and consist of only finished goods at November 30, 2007. Market is determined by comparison with recent sales or estimated net realizable value. Net realizable value is based on management’s forecasts for sales of the Company’s products and services in the ensuing years and/or consideration and analysis of any change in the customer base, products mix, or other factors that may impact the estimated net realizable value. Should the demand for the Company’s products and/or services prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than the amount reflected in the accompanying condensed consolidated balance sheet.

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
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
(UNAUDITED)

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets (continued)

As of November 30, 2007, management has determined that no new impairment indicators exist and therefore, no adjustments have been made to the carrying values of long-lived assets held for sale or held and used. There can be no assurance, however, that market conditions will not change or demand for the Company’s services and products will continue which could result in impairment of long-lived assets in the future.

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
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
(UNAUDITED)

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

Contract Accounting

The Company is accounting for the Contract described above under the percentage-of completion method under the AICPA Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production –Type Contracts”. Under the percentage-of-completion method, revenues, expenses and profits are recognized as performance progresses on long-term contracts. Progress toward completion is measured using the cost-to-cost method.  The Company uses the estimated cost of goods (“COGS”) for the project to determine the associated recognized revenues in the periods in which they are earned under the percentage-of-completion method of accounting.  This is calculated by taking the current reporting period COGS against the total projected COGS to determine a percentage of completion; then applying the percentage against the Contract project total revenues to determine the revenues for the reporting period.

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
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
(UNAUDITED)

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

Options granted by the Company generally expire five years from the grant date. Options granted to existing and newly hired employees generally vest over a three-year period from the date of grant. The effects of share-based compensation resulting from the application of SFAS No. 123-R to options granted under the Company’s equity incentive plan resulted in an expense of approximately $31,000 for the three months ended August 31, 2007 and $249,000 for the three months ended August 31, 2006 and an expense of approximately $450,000 for the nine months ended November 30, 2007 and approximately $978,000 for the nine months ended November 30, 2006.   All of the SFAS No. 123-R expenses for these options have been recorded as of November 30, 2007.  During the quarter ended May 31, 2007 the Company issued restricted common stock as compensation valued at approximately $1.8 million. These expenses have been reported and included in the selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

In accordance with SFAS No.123-R, the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after February 28, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the three and nine months ended November 30, 2007 was insignificant.

Options outstanding that have vested and are expected to vest as of November 30, 2007 are as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term in	Intrinsic
	Shares	Price	Years	Value (a)
Vested	72,333	$5.00	2.1	$-
Expected to vest	36,167	$5.00	2.1	-
Total	108,500			$-

(a)
These amounts represent the difference between the exercise price and $0.75, the closing market price of the Company’s common stock on November 30, 2007 as quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “ATTG” for all in-the-money options outstanding.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
(UNAUDITED)

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

Options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of SFAS No. 123-R, which are estimated when compensation costs are recognized. Additional information with respect to stock option activity is as follows:

		Outstanding Options
			Weighted
	Shares		Average	Aggregate
	Available for	Number of	Exercise	Intrinsic
	Grant	Shares	Price	Value (b)
February 28, 2007	1,291,925	1,024,750	$3.56	$-
Grants	-	-	-	-
Exercises	-	(94,520)	1.30	-
Cancellations	-	(821,730)	3.62	-
November 30, 2007	2,291,500	108,500	$5.00	$-

Options exercisable at:
February 28, 2007		549,833 *	$4.10
November 30, 2007		72,333	$5.00

(b)	Represents the excess (if any) of the February 28, 2007 or November 30, 2007 market price of the Company’s common stock over the exercise price.

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

We incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods.  Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of preferred stock, the exercise of warrants, stock options and convertible debt.  As of November 30, 2007 and 2006, all potentially dilutive common stock equivalents amount to 40,341,334 and 41,299,035 shares, respectively.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
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

Recently Issued Accounting Pronouncements

On December 4, 2007, the Financial Accounting Standards Board (“FASB”), issued FASB Statement No. 141 (Revised 2007), “Business Combinations”. Statement 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;
•	Non-controlling interests (formerly known as "minority interests" -- see Statement 160 discussion below) will be valued at fair value at the acquisition date;
•
Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

Statement 141R also includes a substantial number of new disclosure requirements. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing GAAP until January 1, 2009.  The Company does not believe the application of this standard will materially impact its consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
(UNAUDITED)

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

On December 4, 2007, the FASB issued FASB Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51”. Statement 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest.  Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like Statement 141R discussed above, earlier adoption is prohibited.  The Company does not believe the application of this standard will materially impact its consolidated financial statements.

3. INVENTORY

           Inventories consisted of the following as of November 30, 2007:

	Europe	Asia	Total
Finished goods	$20,588	$275,767	$296,355

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

The Company is accounting for the Contract described above under the percentage-of completion method under the AICPA Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production –Type Contracts”. Under the percentage-of-completion method, revenues, expenses and profits are recognized as performance progresses on long-term contracts. Progress toward completion is measured using the cost-to-cost method.  The Company uses the estimated cost of goods (“COGS”) for the project to determine the associated recognized revenues in the periods in which they are earned under the percentage-of-completion method of accounting.  This is calculated by taking the current reporting period COGS against the total projected COGS to determine a percentage of completion; then applying the percentage against the Contract project total revenues to determine the revenues for the reporting period.  During the three and nine months ended November 30, 2007, the Company recognized approximately $3.2 million and approximately $6.2 million, respectively, in revenue on the Contract.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
(UNAUDITED)

4. CONTRACT IN PROGRESS (continued)

Customer billing is determined by the “schedule of values” in accordance with the Contract terms as agreed to by all parties.  Timing differences between costs incurred and billings based on the Contract terms generate the billings in excess of costs and estimated earnings on uncompleted contract.

Billings in excess of costs and estimated earnings on the Contract consisted of the following as of November 30, 2007:

2007
Costs and estimated earnings on uncompleted contract	3,138,028
Billings in excess of estimated earnings on uncompleted contract	3,750,000

Billings in excess of costs and estimated earnings on uncompleted contract	$611,972

5.  INCOME TAXES

The Company adopted FIN 48 effective March 1, 2007.  Management has determined that the failure to file certain information returns (for the period from inception to and including the year ended February 28, 2007) may result in the assessment of income tax penalties.  As a result, management has accrued an estimate of such penalties at March 1, 2007.  Accordingly, the Company’s condensed consolidated statement of operations for the nine months ended November 30, 2007 includes an estimated expense of approximately $0.5 million relating to potential income tax penalties.

All open tax years of the Company remain subject to examination by tax authorities and, as applicable, certain foreign tax authorities.

6.  NOTES PAYABLE

During the quarter ended November 30, 2007, certain stockholders advanced to the Company approximately $85,000 in working capital at an annual interest rate of 15% payable upon demand and is included in the current portion of long-term liabilities in the accompanying condensed consolidated balance sheet.

During the quarter ended November 30, 2007, the Company paid $0.6 million towards the reduction of the current portion of long-term liabilities.  During December 2007, the Company paid the remaining $0.6 million balance.

7. OTHER MATTERS RELATING TO CERTAIN DEBT AND EQUITY INSTRUMENTS

            Because of certain convertible debt financings and the transactions described in the “10/13/06 Equity Financing Transactions” section of Note 8 to the Company’s February 28, 2007 consolidated financial statements included in of our Form 10-KSB for the year then ended, the exercise prices of certain warrants outstanding at November 30, 2007 have been reduced pursuant to anti-dilution contractual requirements. As a result of the same transactions, the conversion prices of the $1.5 million convertible note payable to a stockholder issued in September 2004 (as amended in November 2004) and a $384,000 convertible note payable issued to the same stockholder in December 2004 have been reduced pursuant to anti-dilution contractual requirements. These debt instruments are outstanding at November 30, 2007 and are included in the convertible notes payable to stockholders on the accompanying condensed consolidated balance sheet. During November 2007, the Company modified the conversion feature of the convertible notes payable and granted the stockholder five-year warrants (which vested and became fully exercisable on the grant date) to purchase up to 92,000 shares of our common stock at an exercise price range of $1.00 to $1.50 per share.  The Company analyzed the modification under EITF Issue No. 96-49, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, EITF Issue No. 05-07, “Modification to Conversion Options Embedded in Debt Instruments and Related Issues” and EITF Issue No. 06-06, “Debtor’s Accounting for a Modification of Convertible Debt Instruments”.  The Company has recorded the impact of these modifications as a finance charge of $66,000 using Black-Scholes option pricing model to estimate the fair value.  In connection with the grant of the warrants, the Company also agreed to provide certain registration rights for a period not to exceed five years in respect of the shares underlying the warrants and for certain other shares then owned by the stockholder.  The registration rights agreement does not contain any specific deadlines or financial penalties relating to the filing or effectiveness of the registration statement.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
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

8.  EQUITY TRANSACTIONS

During the quarter ended November 30, 2007, the Company issued 20,000 shares of its restricted common stock in exchange for services provided by consultants. Such shares were valued at approximately $15,300 (estimated to be the fair value based on the trading price on the issuance date).

9.  OTHER COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in various claims, lawsuits and disputes with third parties, actions involving allegations of discrimination or breach of contract incidental to the ordinary operations of the business.  The Company is not currently involved in any litigation which management believes could have a material adverse effect on the Company's financial position or results of operations.

Registration Rights Penalties

The Company is contractually liable for certain penalties because its registration statement was not filed (or expected to be declared effective by the SEC) by the deadline dates.  Based on the current estimate of the filing and effective dates of such registration statement and the contractual deadlines, as of November 30, 2007, the Company has accrued estimated penalties and related interest of approximately $0.6 million relating to the preferred stock and the April/May 2005 sale of equity units.

Accrued Interest Expense

A number of directors, officers, employees and consultants have deferred salaries, fees and/or expenses for significant periods of time to support the Company.  During November 2007, the Board of Directors authorized a 1% per month simple interest on balances that remained outstanding for over six months.  During November 2007 we accrued interest payable and expensed approximately $0.5 million included within interest expense in the condensed consolidated statement of operations.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
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

Certain condensed geographic information is presented below including property and equipment, revenues, gross profit (loss) and operating loss:

For the three months ended November 30, 2007:

	Property and		Gross	Operating	Operating
	Equipment, net	Revenue	Profit	Expenses	Income (Loss)
Asia	$583,820	$4,552,639	$1,117,308	$662,585	$454,723
United States	-	-	-	794,691	$(794,691)
Western Europe	95,671	165,864	98,273	71,796	$26,477
Total	$679,491	$4,718,503	$1,215,581	$1,529,072	$(313,491)

For the three months ended November 30, 2006:

			Gross	Operating	Operating
		Revenue	Profit (Loss)	Expenses	(Loss)
Asia		$670,097	$338,557	$362,916	$(24,359)
United States		-	-	1,059,212	$(1,059,212)
Western Europe		87,938	(4,189)	804,031	$(808,220)
Total		$758,035	$334,368	$2,226,159	$(1,891,791)

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
(UNAUDITED)

10. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION (continued)

Geographic Information (continued)

For the nine months ended November 30, 2007:

	Property and		Gross	Operating	Operating
	Equipment, net	Revenue	Profit	Expenses	(Loss)
Asia	$583,820	$9,897,819	$2,575,606	$4,461,038	$(1,885,432)
United States	-	-	-	2,538,216	$(2,538,216)
Western Europe	95,671	453,076	328,725	777,636	$(448,911)
Total	$679,491	$10,350,895	$2,904,331	$7,776,890	$(4,872,559)

For the nine months ended November 30, 2006:

			Gross	Operating	Operating
		Revenue	Profit (Loss)	Expenses	(Loss)
Asia		$1,668,606	$764,882	$1,090,482	$(325,600)
United States		-	-	3,217,901	$(3,217,901)
Western Europe		428,635	(66,884)	1,884,611	$(1,951,495)
Total		$2,097,241	$697,998	$6,192,994	$(5,494,996)

11.  LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share from continuing operations computations for the three and nine months ended November 30, 2007 and 2006.

	Three Months	Three Months	Nine Months	Nine Months
	November 30,	November 30,	November 30,	November 30,
	2007	2006	2007	2006
Numerator for basic and diluted loss per common share:
Loss from continuing operations	$(982,122)	$(6,359,307)	$(6,254,360)	$(10,079,175)

Cumulative undeclared dividends on preferred stock	(56,000)	(2,005,000)	(168,000)	(2,005,000)
Total net loss from continuing operations
applicable to common stockholders	$(1,038,122)	$(8,364,307)	$(6,422,360)	$(12,084,175)

Denominator for basic and diluted loss per common share:
Weighted average number of common shares outstanding	24,002,951	13,877,950	23,989,717	13,563,893

Basic and diluted loss per common share:
from continuing operations	$(0.04)	$(0.60)	$(0.27)	$(0.89)

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
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

Management believes that the Company has not incurred any material contingent liabilities in connection with the transactions and events described in the preceding paragraph. The Company did not recognize any losses for write-downs (to fair value, less cost to sell) of any assets related to discontinued operations during the three and nine months ended November 30, 2007. As described in the following paragraph, operations reported as discontinued in the accompanying condensed consolidated statements of operations are not generating any significant cash flows.

            The Company had total receivables relating to discontinued Telematics operations (in South Africa) of approximately $91,000 at November 30, 2007. While management expects to collect such receivables, this does not involve any continuing operations; the business activity related thereto will be limited to the effort expended in the collection process. The collection of such receivables is a non-recurring event for the Company, and all of the cash will be used to pay liabilities that are reported as related to assets held for sale at November 30, 2007. Thus, management has concluded that the Company does not have any active continuing involvement with the components that have been classified as discontinued operations in the accompanying condensed consolidated financial statements.

Other Matters

The major classes of assets and liabilities related to discontinued operations as of November 30, 2007 are as follows:

Assets

Trade and other receivables	$90,576
Other non-current assets	69,666
Total	$160,242

Liabilities

Trade and accrued payables	$241,466

13.  SUBSEQUENT EVENTS

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

Item 2:  Management’s Discussion and Analysis or Plan of Operation

Overview

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of the Company appearing elsewhere in this report. Such financial statements have been prepared to reflect the Company’s financial position as of November 30, 2007, together with the results of operations for the three and nine months ended November 30, 2007 and 2006, and cash flows for the nine months ended November 30, 2007 and 2006.

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

Results of operations for the three months ended November 30, 2007 and 2006

As discussed above (see Note 12 to the condensed consolidated financial statements included elsewhere herein), the Company discontinued its operations and exited South Africa. Accordingly, all South Africa operations are being reported as discontinued operations effective with the May 31, 2006 quarter.

Revenues

Net sales from continuing operations were approximately $4.7 million for the three months ended November 30, 2007, an increase of approximately $3.9 million compared to the three months ended November 30, 2006 of approximately $0.8 million. Our revenues increased approximately $0.7 million from the growing uses of our systems and approximately $3.2 million from the $93.5 million Contract awarded April 10, 2007 which is accounted for under the percentage-of-completion method.

With the growing interests in the capabilities of our Telematics systems, we are anticipating continual growth in our revenues.

During the quarter ended May 31, 2007, we began performance under a 24-month contract pursuant to which we will provide $93.5 million of our products and services as discussed in Note 4 to the condensed consolidated financial statements included elsewhere herein. We account for contract revenue and expenses under Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” using the percentage-of-completion method. During this the quarter ended November 30, 2007, we recognized approximately $3.2 million in revenues against this Contract.  We anticipate significant revenue to be generated under this Contract in future periods as we perform to the Contract.

Gross Profit

Gross profit increased approximately $0.9 million to approximately $1.2 million for the three months ended November 30, 2007 compared to the three months ended November 30, 2006 of approximately $0.3 million. Our normal gross margin (defined as gross profit divided by revenue) decreased to 26% from 44%.  As previously disclosed, homeland security contracts which are generally sizable in nature carry a lower margin then our general commercial contracts.

The Company is accounting for the Contract described above under the percentage-of completion method under SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production –Type Contracts”. Under the percentage-of-completion method, revenues, expenses and profits are recognized as performance progresses on long-term contracts. Progress toward completion is measured using the cost-to-cost method.  The Company uses the estimated cost of goods (“COGS”) for the project to determine the associated recognized revenues in the periods in which they are earned under the percentage-of-completion method of accounting.  This is calculated by taking the current reporting period COGS against the total projected COGS to determine a percentage of completion; then applying the percentage against the Contract project total revenues to determine the revenues for the reporting period

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended November 30, 2007 were approximately $1.5 million, a decrease of approximately $0.7 million compared to the three months ended November 30, 2006 of approximately $2.2 million.

Our selling, general and administrative expenses are primarily related to staffing, third party consultants, facilities, and travel costs.  For the three-months ended November 30, 2007, we had approximately $0.6 million of SG&A expenses in Asia; approximately $0.1 million in Europe and approximately $0.8 million in Corporate. Our selling, general and administrative expenses may continue to increase as we progress through the $93.5 million Contract.

Net Results of Operations

Our operating loss was approximately $0.3 million for the three months ended November 30, 2007 compared with an operating loss of approximately $1.9 million for the three months ended November 30, 2006. This is primarily due to the reduction of operating expenses and the performance against the Contract awarded April 10, 2007. We expect this to continue as interest in our Telematics products continues to grow.

Other income (expense)

Interest expense was approximately $0.7 million for the three months ended November 30, 2007 and $1.5 million in 2006. This was caused by the amounts of debt required in 2006. The fair value adjustment for a warrant liability was a benefit of approximately $1.5 million and offset by a loss on debt extinguishment of approximately $4.4 million for the three months ended November 30, 2006.  During the three months ended November 30, 2007, the Company recorded approximately $0.5 million in accrued interest for certain directors, officers, employees and consultants who deferred salaries, fees and/or expenses for a significant period of time to support the Company.  In November 2007, the Company authorized a 1% per month simple interest on balances that remained outstanding for over six months.

Net Results

We reported a net loss of approximately $1.1 million or $(0.04) per common share for the three months ended November 30, 2007 compared to a net loss of approximately $6.3 million or $(0.59) per common share for the three months ended November 30, 2006.   After factoring in the deemed dividend to the preferred stockholders of approximately $0.1 million for the three months ended November 30, 2007 and approximately $2.0 million for the three months ended November 30, 2006, our net loss from continuing operations applicable to common stockholders is approximately $1 million or $(0.04) per common share for the three months ended November 30, 2007; and approximately $8.4 million or $(0.60) per common share for the three months ended November 30, 2006.

We expect our losses will grow smaller and be eliminated as we progress through the $93.5 million Contract and other contracts which we anticipate will be awarded in the near future.  There can be no assurance of future contracts being awarded as we move through the process of bidding on proposals.

Results of operations for the nine months ended November 30, 2007 and 2006

Revenues

Net sales from continuing operations were approximately $10.3 million for the nine months ended November 30, 2007, an increase of approximately $8.2 million compared to the nine months ended November 30, 2006 of approximately $2.1 million. Our revenues increased approximately $2.0 million from the growing uses of our systems and approximately $6.2 million from the $93.5 million Contract awarded April 10, 2007 which is accounted for under the percentage-of-completion method.

During the quarter ended May 31, 2007, we began performance under a 24-month contract pursuant to which we will provide $93.5 million of our products and services as discussed in Note 4 to the condensed consolidated financial statements included elsewhere herein. We account for contract revenue and expenses under SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” using the percentage-of-completion method. During the nine months ended November 30, 2007, we recognized approximately $6.2 million in revenues against this Contract.  We anticipate significant revenue to be generated under this Contract in future periods as we perform to the Contract

Gross Profit

 Gross profit increased approximately $2.2 million to approximately $2.9 million for the nine months ended November 30, 2007 compared to the nine months ended November 30, 2006 of approximately $0.7 million. Our normal gross margin (defined as gross profit divided by revenue) decreased to 28% from 33%.  As previously disclosed, homeland security contracts which are generally sizable in nature carry a lower margin then our general commercial contracts.

The Company is accounting for the Contract described above under the percentage-of completion method SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production –Type Contracts”. Under the percentage-of-completion method, revenues, expenses and profits are recognized as performance progresses on long-term contracts. Progress toward completion is measured using the cost-to-cost method. The Company uses the estimated COGS for the project to determine the associated recognized revenues in the periods in which they are earned under the percentage-of-completion method of accounting.  This is calculated by taking the current reporting period COGS against the total projected COGS to determine a percentage of completion; then applying the percentage against the Contract project total revenues to determine the revenues for the reporting period

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended November 30, 2007 were approximately $7.8 million, an increase of approximately $1.6 million compared to the nine months ended November 30, 2006 of approximately $6.2 million.

Our selling, general and administrative expenses are primarily related to staffing, third party consultants, facilities, and travel costs.  For the nine-months ending in November 30, 2007, we had approximately $4.5 million of SG&A expenses in Asia; approximately $0.8 million in Europe; and approximately $2.5 million in Corporate. Our selling, general and administrative expenses may continue to increase as we progress through the $93.5 million Contract.

Net Results of Operations

           Our operating loss was approximately $4.9 million for the nine months ended November 30, 2007 compared to an operating loss of approximately $5.5 million for the nine months ended November 30, 2006. The decrease was primarily due to the progress on the $93.5 million Contract. We expect this to continue as interest in our Telematics products continues to grow.

Other income (expense)

           Interest expense for the nine months ended November 30, 2007 was approximately $1 million as compared to approximately $2.0 million for the nine months ended November 30, 2006. This was caused by the amounts of debt required in 2006. The fair value adjustment for a warrant liability was a benefit of approximately $1.8 million and offset by a loss on debt extinguishment of approximately $4.4 million for the nine months ended November 30, 2006.  During the nine months ended November 30, 2007, the Company recorded approximately $0.5 million in accrued interest for certain directors, officers, employees and consultants who deferred salaries, fees and/or expenses for a significant period of time to support the Company.  In November 2007, the Company authorized a 1% per month simple interest on balances that remained outstanding for over six months.

Net Results

We reported a net loss of approximately $6.5 million or $(0.28) per common share for the nine months ended November 30, 2007 compared to a net loss of approximately $9.5 million or $(0.85) per common share for the nine months ended November 30, 2006.   After factoring in the deemed dividend to the preferred stockholders of approximately $0.2 million for the nine months ended November 30, 2007 and approximately $2.0 million for the nine months ended November 30, 2006, our net loss from continuing operations applicable to common stockholders is approximately $6.4 million or $(0.27) per common share for the nine months ended November 30, 2007; and approximately $12.1 million or $(0.89) per common share for the nine months ended November 30, 2006.

We expect our losses will grow smaller and be eliminated as we progress through the $93.5 million dollar Contract and other contracts which we anticipate will be awarded in the near future.  There can be no assurance of future contracts being awarded as we move through the process of bidding on proposals.

Liquidity and Capital Resources

Balance Sheet Comparison of November 30, 2007 to February 28, 2007

Total assets increased by approximately $1.6 million from approximately $3.1 million as of February 28, 2007 to approximately $4.7 million as of November 30, 2007. The increase is due to the increase in cash of approximately $1.0 million and an increase in trade accounts receivable of approximately $0.4 million.

Total liabilities increased by approximately $3.2 million from approximately $11.6 million as of February 28, 2007 to approximately $14.8 million as of November 30, 2007.  The increase is due to an increase in trade and accrued payables of approximately $1.7 million; and an increase in other current liabilities of approximately $1.4 million.

Statement of Cash Flow Changes

Our operating activities provided approximately $0.2 million in cash during the nine months ended November 30, 2007.  Our net loss of approximately $6.5 million along with an increase in accounts receivable and inventories of approximately $0.5 million; offset by non-cash items of approximately $2.5 million which include depreciation and amortization, equity instruments used for compensation, and an increase in accounts payable and accrued liabilities of approximately $4.2 million.

At November 30, 2007, the Company had negative working capital of approximately $11.5 million.  The primary reason for the working capital deficit is the level of accounts payable, accrued salaries and benefits and other accruals.

During the nine months, we used cash for investing of approximately $0.4 million by acquiring a restricted certificate of deposit which matures in August 2009 and the purchase of property and equipment of approximately $0.4 million.

Our cash flows provided by financing activities were approximately $2.4 million for the nine months ended November 30, 2007.  The Company received $2.8 million of cash from the exercise of warrants to acquire 2.0 million shares of common stock and 1.75 million shares of preferred stock and approximately $0.2 million in proceeds from the issuance of notes payable and offset by the repayment of approximately $0.6 million in principal repayments on our notes payable.  In order for the Company to finance operations and continue its growth plan, additional funding will be required from external sources.  Management plans on funding operations through a combination of equity capital and lines of credit.  Management is currently in negotiations with lenders following the award of a $ 93.5 million dollar contract deliverable over two years to provide lines of credit based on this Contract.

Liquidity and Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming we will continue in our present form, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  For the nine months ended November 30, 2007, we had a net loss of approximately $6.5 million and positive cash flow from operating activities of approximately $0.2 million.  In addition, we had a working capital deficit of approximately $11.5 million as of November 30, 2007.

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

Management is projecting growth in Telematics sales during fiscal 2008 and 2009, and has announced a recent contract in this sector valued at $93.5 million for delivery over the next two financial years with further extensions to this order now under negotiation.  Our order book for delivery over the next two years now exceeds $110 million.

In June 2007, the SCDF awarded a $2.2 million contract for the Company's new Intelligent Immobilization System technology.  The Immobilizer is an add-on module to the Company’s Telematics System, which SCDF has been using since 2005 to track, monitor and now immobilize vehicles transporting hazardous materials, as well as to alert SCDF if these vehicles deviate from their prescribed routes.

On December 19, 2007, Astrata Group Incorporated entered into a Series B Convertible Preferred Stock Purchase Agreement (the "Stock Purchase Agreement") with  Vision Opportunity China LP, and pursuant to the fund's allocation guidelines, Vision Opportunity Master Fund, Ltd. (collectively, the "Investors").  Under the terms of the Stock Purchase Agreement, the Investors purchased an aggregate of (i) $3,000,000 of Series B Convertible Preferred Stock (the "Series B Preferred Shares") and (ii) warrants to purchase a total of 8,611,428 shares of our common stock (the "Warrants").  The Company intends to use the proceeds for working capital and general corporate purposes.

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

Common Stock

During the quarter ended November 30, 2007, the Company issued 20,000 shares of its restricted common stock in exchange for services provided by consultants. Such shares were valued at approximately $15,300 (estimated to be the fair value based on the trading price on the issuance date).

Off Balance Sheet Arrangements

As of November 30, 2007, there were no off balance sheet arrangements. Please refer to Note 9 (“Other Commitments and Contingencies’) to the Company’s condensed consolidated financial statements included elsewhere herein for additional information.

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

Foreign Currency Exchange Rate Risk

The operations of our subsidiaries in international market results in exposure to fluctuations in foreign currency exchange rates. The potential of volatile foreign currency exchange rate fluctuation in the future could have a significant effect on our results of operations.  During the nine months ended November 30, 2007, we had transactions denominated in the British Pound, the Singapore Dollar, the Malaysian Ringgit, and the Brunei Dollar.

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

Contract Accounting

The Company is accounting for the Contract described above under the percentage-of completion method under SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production –Type Contracts”. Under the percentage-of-completion method, revenues, expenses and profits are recognized as performance progresses on long-term contracts. Progress toward completion is measured using the cost-to-cost method.  The Company uses the estimated COGS for the project to determine the associated recognized revenues in the periods in which they are earned under the percentage-of-completion method of accounting.  This is calculated by taking the current reporting period COGS against the total projected COGS to determine a percentage of completion; then applying the percentage against the Contract project total revenues to determine the revenues for the reporting period.

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

Item 3:  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2007.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2007 our disclosure controls and procedures are not effective.

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

Changes in Internal Control over Financial Reporting

As of November 30, 2007, the Company identified additional material weaknesses due to the lack of review of the Contract awarded April 10, 2007 related to the revenue recognition method.  Through an in-depth analysis, the Company determined a change in revenue recognition method was necessary and promptly filed a Form 8-K, 4.02 Non-reliance on previous financial statements issued for May 31, 2007 and August 31, 2007, resulting in certain adjustments to revenues and cost of sales.  Additionally, finance charges relating to a debt modification was not identified by the Company in a timely manner.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock

During the quarter ended November 30, 2007, the Company issued 20,000 shares of its restricted common stock in exchange for services provided by consultants. Such shares were valued at approximately $15,300 (estimated to be the fair value based on the trading price on the issuance date).

Item 6: Exhibits and Reports on Form 8-K

a)	Reports on Form 8-K and Form 8-K/A, 4.01 Changes in Registrant’s Certifying Accountant filed on November 27, 2007 and December 7, 2007, respectively.

Report on Form 8-K, 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review filed on January 14, 2008.

b)                        Exhibits:

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