Form 10KSB
period 2008-02-29
ASTRATA GROUP INC
filed 2008-06-11
CIK 1071157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

[X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  February 29, 2008

[   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) F THE SECURITIES EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number:  000-32475

ASTRATA GROUP INCORPORATED

(Name of small business issuer in its charter)

NEVADA	84-1408762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

940 SOUTH COAST DRIVE, SUITE 215, COSTA MESA, CALIFORNIA	92626
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (714) 641-1512

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001

 (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]  No [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

Transitional Small Business Disclosure Format (Check One):  Yes [    ] No: [ X ]

i

PART I

Item 1:                      Description of Business

Overview

The Astrata Group Inc (“Astrata” or the “Company” or “we” or “our”) was formed effective August 2, 2004 in a reverse merger between: (i) Cadogan Investments Limited, a London based company that owned Astrata SA; and (ii) Optron Technologies, Inc., a Nevada corporation formed in June 2004 with subsidiaries located in Singapore, Malaysia, Brunei, and England.  Astrata’s common stock is traded Over-The-Counter under the symbol “ATTG”.  The Company is headquartered in Costa Mesa, CA.

Astrata is a U.S. publicly listed company, headquartered in Costa Mesa, CA. Astrata is focused on advanced location-based IT services and solutions (Telematics) that combine the Global Positioning System (“GPS”) positioning, wireless communications (satellite or terrestrial) and geographical information technology, which together enable businesses and institutions to monitor, trace, or control the movement and status of machinery, vehicles, personnel or other assets. The Company's intelligent vehicle tracking system currently in use in Singapore enables the Singapore Civil Defense Force to track trucks carrying hazardous materials and to halt the trucks in case they veer off course.  Astrata has designed, developed, manufactured and currently supports seven generations of Telematics systems with units deployed worldwide. Astrata has offices throughout the world including the United States, Europe and Asia.

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

Our Product

Telematics comprises the remote monitoring of assets in real-time (including tracking and tracing) whereby location, time and sensor status are communicated.  These products are deployed into diverse markets including homeland security, public safety, transportation services and construction.

Telematics products often focus on people and assets in hostile and demanding environments such as monitoring the movement of hazardous materials for homeland security purposes.  We also addresses the market for fleet management, workforce management, remote asset management and tracking, and emergency services by providing hardware for GPS information and data collection, as well as the software needed to access and analyze the data through the Internet.  Our products combine positioning, wireless, and information technology and add measurable value to location-based information.  We offer airtime to communicate data from the vehicle or field location to the customer’s data center or provide access over the Internet to the data and application software.  This allows critical real-time performance and monitoring data to be accessed and analyzed by supervisory, maintenance, or financial users and make real-time decisions for productivity improvement, cost reductions, safety improvement, or other critical decisions to be fed to the field.

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

Our anticipated sales cycle in our target markets is subject to long cycles which include potential buyers requiring an evaluation process. As a result, we may be required to subsidize our operations during the period of obtaining sales contracts and the subsequent payment of invoices.  Since our technology is new, prospective customers may require a longer evaluation process prior to purchasing or making a decision to include our product in their vehicles or containers.  Some prospective customers may require a test installation of a customized system before making a purchase decision, which could be costly and time consuming for us.  Each industry that we serve may have entirely different requirements, which can diminish our ability to fine tune a marketing approach.

The Company entered into a fixed-price contract with a Singapore entity on April 10, 2007 to design, development and manufacture, approximately $93.5 million of our Telematics products (the “Contract”). Deliveries began in January 2008 and we anticipated beginning the five major shipments in the later part of 2008. The Contract includes a provision for substantial liquidated damages for unexcused delays in product deliveries and/or failure to satisfy certain customer-specified acceptance criteria. The Company’s proprietary Telematics system is undergoing significant customization/modification in order to achieve the functionality required by the customer.  During the current fiscal year ending February 29, 2008, we have completed the design phase and currently are near the completion of the development phase of the Contract.  The design and development phase is where we have designed the functionality of the system to meet the customer needs and then developed the functionalities into a working environment for testing and acceptance to move into production.  Throughout the last ten months, we have accomplished all requirements under the Contract with no liquidation damages incurred. Upon completion of the development phase, we will move into the production phase which includes the units for delivery over approximately fifteen months to the customer.   We expect to progress through the production phase with minimal to no liquidation damages through the completion of this Contract.

In June 2007, the Singapore Civil Defense Force (“SCDF”) awarded a $2.2 million contract for the Company's new Intelligent Immobilization System technology (the “Immobilizer”).  The Immobilizer is an add-on module to the Company’s Telematics System, which SCDF has been using since 2005 to track, monitor and now immobilize vehicles transporting hazardous materials, as well as to alert SCDF if these vehicles deviate from their prescribed routes.  The Company will complete this contract in June 2008.

In May 2008, Geneva-based Cotecna Group SA, one of the world’s leading trade inspection, security and certification companies, has awarded Astrata a contract to produce a transit monitoring system for the government of Senegal’s customs operations.  The contract, the first for Astrata in the West African country, is to provide Remotely Deployed Units (“RDU’s”) and fixed tracking units as part of Cotecna’s Transit Monitoring & Traceability solution, which is designed to remotely monitor the movement of vehicles transporting goods.

Management is projecting growth in Telematics sales during fiscal 2008 and 2009, and has announced sales orders in this sector valued at a total of approximately $110 million (which includes $93.5 million for the Contract) for the next two years. Other sales contracts are under negotiation, but at this time there can be no assurance regarding the ultimate success of these negotiations.

Competition

The markets for navigation, communications, and information products are highly competitive.  We believe the principal competitive factors impacting the market for our products are design, functionality, quality and reliability, customer service, price, time-to-market, and availability.

We believe our products and services offer superior features and provide us with the ability to meet customer needs in a competitive international market.  A number of our competitors offer products that provide some of the functionality of our products.

We believe that our principal competitors for our Telematics products are @ Road Inc (acquired by Trimble in February 2006),, Xata Corporation, Trimble, Minor Planet Systems plc, Navman NZ Limited, Digicore Holdings Ltd, Seimens VDO Automotive (the automotive component arm of Siemens AG), CET and SES Systems Pte Ltd (subsidiaries of Singapore Technologies Electronics Limited), and Cybit Positioning Solutions.

Government regulations and environmental laws

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

In addition, regulations applicable to businesses in general, may also subject us to direct regulation by governmental agencies.  These regulations may impose licensing requirements, privacy safeguards relating to certain subscriber information, or safety standards, for example with respect to human exposure to electromagnetic radiation and signal leakage.  A number of legislative and regulatory proposals under consideration by governmental organizations may lead to laws or regulations concerning various aspects of the Internet, wireless communications and GPS technology, including on-line content, user privacy, taxation, access charges and liability for third-party activities.  Additional, it is uncertain how existing laws governing issues such as taxation on the use of wireless networks, intellectual property, libel, user privacy and property ownership will be applied to our solutions.  The adoption of new laws or the application of existing laws may expose us to significant liabilities and additional operational requirements, which could decrease the demand for our solutions and increase our cost of doing business.  Wireless communications providers who supply us with airtime are subject to regulations that also increase our costs or limit the provision of our solutions.  To date, these governmental regulations have not impacted our abilities to provide products and services in the markets we serve.  We also believe we are in compliance with all governmental and environmental laws and regulations.

Employees

We currently employ 55 persons directly and eight as full-time consultants.  Our employees are not represented by labor unions or collective bargaining agreements.  We believe that our labor relations are good.

Research and Development Costs (“R & D”)

Research and development costs relating to GPS positioning hardware and software systems (including the Astrata “Geo-Location Platform”) to be sold or otherwise marketed that are incurred before technological feasibility of the products has been established and after general release of the product to customers are expensed as incurred. Management believes that technological feasibility is not established until a beta version of the software product exists. Historically, costs incurred during the period from when a beta version is available until general release to the public have not been material. Accordingly, the Company has not capitalized any software development costs.  Our R & D expenditures during the year ended February 29, 2008 amounted to approximately $37,000.  We have no third party R & D arrangements and no R & D costs are borne by our customers.  During the fiscal year ended February 29, 2008, our R & D team was primarily focused on modifications related the Contract.  These costs of approximately $892,000 were reported as direct costs to the project and are included in cost of goods sold in our consolidated financial statements.

Available Information

We file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other corporate information regarding our Company.

Item 1A:    Risk Factors

Investing in our common stock involves a high degree of risk.  You should carefully review and consider the risk factors listed below, as well as the other information contained in this Annual Report, including our consolidated financial statements and related notes, before deciding to invest in shares of our common stock or to maintain or increase your investment in shares of our common stock.  You should also review our quarterly reports on Form 10-QSB and previous and subsequent current reports on Form 8-K.  The risks and uncertainties described below are not the only ones we may face.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, and/or operating results.  If any of the following risks, or any other risks not described below actually occur; it is likely that our business, financial condition, and operating results could be seriously harmed.  As a result, the trading price of our common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business and Our Marketplace

We may not be able to secure the additional funding necessary to meet our liquidity and future funding requirements

The consolidated financial statements included elsewhere herein have been prepared assuming we will continue in our present form, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  For the year ended February 29, 2008, we had a net loss of approximately $9.5 million and negative cash flow from operating activities of approximately $2.5 million.  In addition, we had a working capital deficit of approximately $10 million and an accumulated deficit of approximately $46.5 million as of February 29, 2008.

In order for us to fund our operations and continue our business plan, substantial additional funding will be required from external sources.  Management currently intends to fund operations through a combination of equity, lines of credit, and debt facilities.  There can be no assurance that we will be able to secure financing on acceptable terms.  In February 2007 management further revised our business plan which included the exit of African operations to focus on the more developed markets in Europe, South East Asia and North America.

Our current financial condition has raised substantial doubt regarding the Company’s ability to continue as a going concern

The independent registered public accounting firm’s report on our fiscal 2008 consolidated financial statements included elsewhere herein contains an explanation that our consolidated financial statements have been prepared assuming that we will continue as a going concern.  Factors such as those described in the preceding risk factor raise substantial doubt about our ability to continue as a going concern.  Notwithstanding management’s undertakings to continue to reduce costs and raise debt and/or equity funds in future transactions, we cannot assure you that management’s efforts will lead us to profitability; nor can we provide any assurance that we can continue raising funds on acceptable terms.  The consolidated financial statements included elsewhere herein do not include any adjustments that might result from the outcome of these uncertainties.  The ability of the Company to continue operating as a going concern will depend on our ability to raise working capital, further streamline our operations, and increase revenues.  Failure in any of these efforts may materially and adversely affect our ability to continue as a going concern.

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

Acquisitions of companies, divisions of companies, or products entail numerous risks and uncertainties, which in our past experience include, and which we anticipate will include:

▪	the difficulty of assimilating geographically dispersed operations and personnel of the acquired companies;
▪	potential inability to successfully integrate acquired operations and/or products or to realize cost savings or other anticipated benefits from integration;
▪	loss of key employees of acquired operations;
▪	the potential disruption of our ongoing business;
▪	unanticipated expenses related to such integration;
▪	the impairment of relationships with employees and customers of either an acquired company and/or our own business;
▪	the potential unknown liabilities associated with acquired business;
▪	inability to recover strategic investments in development stage entities;
▪	amortization and/or impairment of substantial amounts of intangible assets;
▪	the diversion of management’s attention from ongoing development of our business and/or other business concerns;
▪	the use of substantial amounts of our available cash or financial resources to consummate the acquisition; and
▪	unanticipated expenses related to discontinuance of operations.

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

We have limited marketing experience and have conducted only limited marketing activities in the international market.  We are in the early stages of development of our marketing, distribution and sales structure, organization, alliances, contracts and partnerships.  Our expertise does not guarantee success or sales and there is a risk that we could be less capable in these areas of business development than in the area of product development.  Further, we may experience delays in market acceptance of new products or product enhancements as we engage in marketing and education of our user base regarding the advantages and system requirements for the new products and services and as customers evaluate the advantages and disadvantages of upgrading to our new products or services.

We are subject to significant risks associated with international business

We have been subject to specific risks associated with doing business internationally and we anticipate that our future results will or could be affected by a variety of international factors, which principally include:

▪	changes in a specific country’s or region’s political risk and/or economic conditions (generally described as “geo-political risks”), particularly in emerging markets;
▪	changes in government, governmental policy and/or legislative action;
▪	war and/or significant acts of terrorism in the foreign countries in which the Company, our major customers and suppliers, and/or the end users of our products and services operate;
▪	trade protection measures and import or export licensing requirements;
▪	changes in foreign currency exchange rates;
▪	potentially negative consequences from changes in tax laws;
▪	difficulty in managing widespread sales and manufacturing operations;
▪	less effective protection of intellectual property;
▪	longer sales cycles in international markets;
▪	tariffs, export controls and other trade barriers;
▪	difficulties in collecting accounts receivable in foreign countries;
▪	the burdens of complying with a wide variety of foreign laws; and
▪	the need to develop internationalized versions of our products and foreign language marketing and sales materials.

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

We are dependent upon a limited number of key personnel

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

Our business is subject to long sales cycles, causing high working capital requirements

Because the anticipated sales cycle in the target markets is subject to long cycles which include potential buyers requiring an evaluation process, we may be required to subsidize our operations between obtaining sales contracts and the subsequent payment of invoices, increasing the need for adequate working capital.

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

Contract provisions for liquidation damages for non-performance could adversely affect our business

Our contracts, including the Contract, may include a provision for substantial liquidated damages for unexcused delays in product deliveries and/or failure to satisfy certain customer-specified acceptance criteria.  There is no certainty that liquidation damages will occur.

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

Throughout fiscal 2008, the U.S. Dollar continued to weaken against several major currencies in which we do business, adversely impacting our financial results.  The weaker U.S. Dollar negatively impacts our operating income due to significant manufacturing, distribution, research and development, and selling expenses incurred outside of the United States.

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

We cannot predict the extent to which investor interest in our stock will create or sustain an active and orderly trading market.  If such a market were to develop, the market price of our common stock may continue to be highly volatile.  The sale of a large block of shares could depress the price of our common stock to a greater degree than a company that typically has a higher volume of trading in its securities.  In our experience, the following factors may have the most significant impact with upon the market price of our common stock and to the value of your investment:

▪	Disappointing results from our development efforts;
▪	Failure to meet our revenue or profit goals or operating budget;
▪	Decline in demand for our common stock;
▪	Downward revisions in securities analysts’ estimates or changes in general market conditions;
▪	Technological innovations by competitors or in competing technologies;
▪	Investor perception of our industry or our prospects;
▪	General economic trends;
▪	Variation in our quarterly operating results, including our inability to increase revenues;
▪	Announcement of new customer relationships by our competitors;
▪	Departures of our executive officers;
▪	General conditions in the worldwide economy, including fluctuations in interest rates;
▪	Developments in patents or other intellectual property rights and litigation;
▪	Developments in our relationships with our customers and suppliers;
▪	Any significant acts of terrorism against the United States; and
▪	Our currently limited public float.

Our common stock has traded as low as $0.40 and as high as $7.60 per share during the December 2004 through February 2008 period.  In addition to volatility associated with Bulletin Board securities in general, the markets for high technology stocks have experienced extreme volatility that has often been unrelated to the operating performance of the particular companies.  These broad market fluctuations may adversely affect the trading price of our common shares.

The issuance of shares of common stock could result in a change of control.

Our amended Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001. Our board of directors has the authority to issue additional shares up to the authorized capital stated in the articles of incorporation.  Should we enter into a transaction whereby the issuance of any such shares will result in a reduction of the proportionate ownership and voting power of all other stockholders, this may result in a change of control of our corporation.

We are obligated to register for re-sale a material number of our shares of common stock, which is expensive and which re-sales could negatively affect the price of our common stock

Pursuant to certain previously granted registration rights, the Company expects to file a registration statement with the SEC shortly after the filing date of this Annual Report.  The registration statement may register for resale approximately 9.8 million shares are of our common stock and approximately 58.4 million shares underlying outstanding warrants that we have granted and convertible debt that we have incurred.  Subject to maintaining the effectiveness of such registration statement, all such shares (if issued) may be sold in the public market at any time.  Compliance with these registration rights will involve substantial time and expense to the Company.  Any substantial sales in the public market of shares pursuant to the registration statement could negatively impact the market price of the common stock.

A significant number of shares of our common stock became eligible for sale in the public markets, which could negatively affect the market price of our common stock

Approximately 25,600,000 shares of our common stock, which constitute “restricted securities,” may be sold into the public markets in compliance with an exemption from the registration requirements of the Securities Act provided by Rule 144.  Rule 144 generally provides that beneficial owners of shares who have held such shares in excess of six months may sell a number of shares not exceeding one percent of our total outstanding shares.  Any substantial sales in the public market of restricted securities could negatively impact the market price of the common stock.

 We do not intend to pay dividends; you will not receive funds without selling shares

We have never declared or paid any cash dividends on our capital stock and do not intend to pay dividends in the foreseeable future.  We cannot declare dividends payable to common shareholders unless all outstanding dividends for preferred shareholders are paid at the time of declaration.  We intend to invest our future earnings, if any, to fund our growth.  Therefore, you may not receive any funds without selling your shares.

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

Because a limited number of stockholders together beneficially own approximately 68% of our voting stock, the voting power of other stockholders may be limited

Our directors, officers and greater than 5% stockholders own, as of February 29, 2008, approximately 52% of our outstanding common stock and beneficially own approximately 68% assuming (a) except as described below issuance of all currently unissued shares underlying convertible preferred stock, options and warrants held by directors, officers and more than 5% stockholders and (b) that the investor which purchased preferred stock in October, November 2006 and December 2007 does not elect to opt out of the 9.9% beneficial ownership limitation.  Accordingly, these shareholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions.  This concentration could also have the effect of delaying or preventing a change in control that might be beneficial to our other stockholders, could delay or prevent an acquisition, and/or could cause the market price of our stock to decline.  Some of these persons may have interests different than yours.  For example, they could be more interested than our other stockholders in selling us to an acquirer or in pursuing alternative strategies.  If all investors that are limited to the 9.9% beneficial ownership limitation elect to opt out the beneficial ownership will increase to approximately 84%.

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

Item 2:   Description of Property

We are currently leasing our executive offices, sales offices and manufacturing facilities.  Our executive office is located at 940 South Coast Drive, Suite 215, Costa Mesa, California, 92626.

We are currently leasing facilities at the following locations:

•	Brunei: Kuala Belait, approximately 3,000 square feet, month-to-month
•	Malaysia: Kuala Lumpur, approximately 1,500 square feet, expires May 2008
•	Singapore: 135 Joo Seng Road, Singapore, approximately 8,100 square feet, expires March 2009

The facility in London, England was released on May 12, 2006.

We believe that these facilities are sufficient for our operating purposes for the foreseeable future.

Item 3:   Legal Proceedings

From time to time, the Company may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business.  The Company is not currently involved in any litigation which management believes could have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 4:   Submission of Matters to a Vote of Security Holders

Company did not submit matters to a vote of security holders during the year ended February 29, 2008.

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

	Closing Price
	High	Low
For the fiscal year ended February 29, 2008:
First Quarter	$0.93	$1.52
Second Quarter	0.50	1.23
Third Quarter	0.54	0.99
Fourth Quarter	0.40	0.80

For the fiscal year ended February 28, 2007:
First Quarter	$2.25	$1.25
Second Quarter	1.80	0.81
Third Quarter	1.30	0.65
Fourth Quarter	1.32	0.72

On May 29, 2008 the last sales price of our common stock was $0.39.

Penny Stock Rules

The Securities and Exchange Commission ~~(~~the “SEC”~~)~~ has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or traded on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction (by a person other than an established customer or an “accredited investor”) in a penny stock, among certain other restrictions, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.  In addition, the penny stock rules require a uniform two day waiting period following delivery of the standardized risk disclosure document and receipt of a signed and dated acknowledgement of receipt of such disclosure document before the penny stock transaction may be completed.

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

Holders of Our Common Stock

As of May 19, 2008, there were approximately 481 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We cannot declare dividends payable to common shareholders unless all outstanding dividends for preferred shareholders are paid at the time of declaration.  We anticipate that any earnings will be retained for development and expansion of our business and do not anticipate paying any cash dividends in the near future. Our Board of Directors has sole discretion to pay cash dividends based on our financial condition, results of operations, capital requirements, contractual obligations, and other relevant factors.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933, as amended (the “Securities Act”), during the year ended February 29, 2008, that were not previously disclosed in one of our periodic reports during the year.  The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

During the quarter ended February 29, 2008 the Company issued an aggregate of 796,567 shares of its restricted common stock in exchange for services provided by consultants.  Such shares were valued at approximately $572,529 (estimated to be the fair value based on the trading prices on the issuance dates).  The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

During the quarter ended February 29, 2008 the Company issued 280,952 shares of its restricted common stock in settlement of debt. Such shares were valued at approximately $240,916 (estimated to be the fair value based on the six month volume weighted average price on the issuance date).  The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

During the quarter ended February 29, 2008 the Company issued an aggregate of 810,500 shares of its restricted common stock in an employee stock award.  Such shares were valued at approximately $504,826 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price).  The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

During the quarter ended February 29, 2008 the Company issued an aggregate of 943,000 shares of its restricted common stock for employee performance awards.  Such shares were valued at approximately $577,000 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price).  The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

Stock Option Plan

In December 2004, the Board of Directors of the Company approved the 2004 Equity Incentive Plan (the "2004 Plan").  The 2004 Plan is intended to provide a means by which selected employees, directors of and consultants to the Company, or its affiliates, could receive options to purchase common stock of the Company, and other equity interests in the Company as more fully described in the 2004 Plan.  The plan was amended on April 27, 2005, providing for an aggregate of 2.4 million shares of common stock to be issued as stock awards under the 2004 Plan.

On July 1, 2005, the Company filed a Registration Statement on Form S-8 to register the 2.4 million shares underlying the stock options that have been or may be granted under the 2004 Plan.  Such registration statement became effective upon filing with the SEC.

As of February 29, 2008, there are 108,500 outstanding options.

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

Company Overview and Recent Trends

Company Overview

Overview

Astrata Group Incorporated is a U.S. publicly-held company, headquartered in Costa Mesa, California.  Astrata is focused on advanced location-based IT services and solutions (Telematics) that combine the GPS positioning, wireless communications (satellite or terrestrial) and geographical information technology, which together enable businesses and institutions to monitor, trace, or control the movement and status of machinery, vehicles, personnel or other assets. The Company's intelligent vehicle tracking system currently in use enables the customer to track vehicles carrying hazardous materials and to halt them in case they veer off course.  Astrata has designed, developed, manufactured and currently supports eight generations of Telematics systems with units deployed worldwide. Astrata has offices throughout the world including the United States, Europe and Asia.

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

Our Product

Telematics comprises the remote monitoring of assets in real-time (including tracking and tracing) whereby location, time and sensor status are communicated.  These products are deployed into diverse markets including homeland security, public safety, transportation services and construction.

Telematics products often focus on people and assets in hostile and demanding environments such as monitoring the movement of hazardous materials for homeland security purposes.  We also addresses the market for fleet management, workforce management, remote asset management and tracking, and emergency services by providing hardware for GPS information and data collection, as well as the software needed to access and analyze the data through the Internet.  Our products combine positioning, wireless, and information technology and add measurable value to location-based information.  We offer airtime to communicate data from the vehicle or field location to the customer’s data center or provide access over the Internet to the data and application software.  This allows critical real-time performance and monitoring data to be accessed and analyzed by supervisory, maintenance, or financial users and make real-time decisions for productivity improvement, cost reductions, safety improvement, or other critical decisions to be fed to the field.

Recent Trends

Our business strategy is to focus on the homeland security, hazardous materials, civil defense and business-to-business markets by providing our customers with comprehensive solutions to meet their needs. Frequently this involves additional integration such as sensors ranging from Radio Frequency Identification to biometrics, remote displays or augmenting technologies to allow tracking in tunnels.  Our business strategy anticipates we will be doing business internationally which carries risks which the Company must consider in conducting business with each international customer.

Our anticipated sales cycle in our target markets is subject to long cycles which include potential buyers requiring an evaluation process. As a result, we may be required to subsidize our operations during the period of obtaining sales contracts and the subsequent payment of invoices.  Since our technology is new, prospective customers may require a longer evaluation process prior to purchasing or making a decision to include our product in their vehicles or containers.  Some prospective customers may require a test installation of a customized system before making a purchase decision, which could be costly and time consuming for us.  Each industry that we serve may have entirely different requirements, which can diminish our ability to fine tune a marketing approach.

The Company entered into a fixed-price Contract with a Singapore entity on April 10, 2007 to design, development and manufacture, approximately $93.5 million of our Telematics products. Deliveries began in January 2008 and we anticipated beginning the five major shipments in the later part of 2008. The Contract includes a provision for substantial liquidated damages for unexcused delays in product deliveries and/or failure to satisfy certain customer-specified acceptance criteria. The Company’s proprietary Telematics system is undergoing significant customization/modification in order to achieve the functionality required by the customer.  During the current fiscal year ending February 29, 2008, we have completed the design phase and currently are near the completion of the development phase of the Contract.  The design and development phase is where we have designed the functionality of the system to meet the customer needs and then developed the functionalities into a working environment for testing and acceptance to move into production.  Throughout the last ten months, we have accomplished all requirements under the Contract with no liquidation damages incurred. Upon completion of the development phase, we will move into the production phase which includes the units for delivery over approximately fifteen months to the customer.   We expect to progress through the production phase with minimal to no liquidation damages through the completion of this Contract.

In June 2007, the SCDF awarded a $2.2 million contract for the Company's new Immobilizer.  The Immobilizer is an add-on module to the Company’s Telematics System, which SCDF has been using since 2005 to track, monitor and now immobilize vehicles transporting hazardous materials, as well as to alert SCDF if these vehicles deviate from their prescribed routes.  The Company will complete this contract in June 2008.

In May 2008, Geneva-based Cotecna Group SA, one of the world’s leading trade inspection, security and certification companies, has awarded Astrata a contract to produce a transit monitoring system for the government of Senegal’s customs operations.  The contract, the first for Astrata in the West African country, is to provide RDU’s and fixed tracking units as part of Cotecna’s Transit Monitoring & Traceability solution, which is designed to remotely monitor the movement of vehicles transporting goods.

Management is projecting growth in Telematics sales during fiscal 2008 and 2009, and has announced sales orders in this sector valued at a total of approximately $110 million (which includes $93.5 million for the Contract) for the next two years. Other sales contracts are under negotiation, but at this time there can be no assurance regarding the ultimate success of these negotiations.

Results of Operations for the Year Ended February 29, 2008 Compared to February 28, 2007

Revenues

Net sales from continuing operations were approximately $13.4 million for the twelve months ended February 29, 2008; an increase of approximately $9.9 million compared to the twelve months ended February 28, 2007 of approximately $3.5 million.  This increase was attributable to increased business in South East Asia and approximately $8.7 million related to the fixed-price Contract with a Singapore entity we entered into on April 10, 2007 to design, develop and manufacture approximately $93.5 million of our Telematics products. We are currently in the later stage of the development phase and recognize revenue using the percentage of completion method of accounting. During the fiscal year ended February 29, 2008, we have completed the design phase and currently are near the completion of the development phase of the Contract.  The design and development phase is where we have designed the functionality of the system to meet the customer’s needs and then developed the functionalities into a working environment for testing and acceptance to move into production.  Throughout the last ten months, we have accomplished all requirements under the Contract with no liquidation damages incurred. Upon completion of the development phase, we will move into the production phase which includes the units for delivery over approximately fifteen months to the customer.   We expect to progress through the production phase with minimal to no liquidation damages through the completion of this Contract.

Under the terms of the Contract, the Company was required to provide a performance bond for the benefit of the customer.  In lieu of such bond, a certificate of deposit was initiated to guarantee this bond.  The certificate of deposit (the “CD”) in the amount of $413,000 bears interest at 5.1% per annum and matures in August 2009. Under the terms of the Company’s arrangement with the bank that issued the CD, the funds will not be available for withdrawal until August 2009. Thus, the CD is a restricted account which has been reported as a non-current asset in the Company’s consolidated balance sheet.  The Company also has $8,000 of restricted cash in a South African bank.

Our business strategy is to focus on the homeland security, hazardous materials, civil defense and business-to-business markets by providing our customers with comprehensive solutions to their needs. Frequently this involves additional integration such as sensors ranging from Radio Frequency Identification to biometrics, remote displays or augmenting technologies to allow tracking in tunnels.

Our anticipated sales cycle in our target markets is subject to long cycles which include potential buyers requiring an evaluation process.  As a result, we may be required to subsidize our operations during the period of obtaining sales contracts and the subsequent payment of invoices.  Since our technology is new, prospective customers may require a longer evaluation process prior to purchasing or making a decision to include our product in their vehicles or containers.  Some prospective customers may require a test installation of a customized system before making a purchase decision, which could be costly and time consuming for us.  Each industry that we serve may have entirely different requirements, which can diminish our ability to fine tune a marketing approach.

Management is projecting growth in Telematics sales during fiscal 2009 and 2010, and has announced sales orders in this sector valued at a total of approximately $110 million (includes $93.5 million on our Contract) for the next two years. Other sales contracts are under negotiation, but at this time there can be no assurance regarding the ultimate success of these negotiations.  Based on our current estimates, we project recording revenue under the Contract of approximately $46.5 million and $34.7 million in fiscal 2009 and 2010, respectively.

Margins

Gross profit from continuing operations increased approximately $2.4 million to approximately $4.0 million for the twelve months ended February 29, 2008 compared to the twelve months ended February 28, 2007 of approximately $1.6 million.  Include within the approximately $2.4 million increased margin is approximately $1.4 million related to the Contract in which we are recognizing margins using the percentage of completion method of accounting.  Total gross profit as a percentage of revenue decreased from approximately 46% to 30% due to the fixed margin on the Contract we entered into on April 10, 2007 to design, develop and manufacture approximately $93.5 million of our Telematics products.  Based on percentage of completion of the Contract, we project recording gross margins under the Contract of approximately $7.4 million and $5.6 million in fiscal 2009 and 2010, respectively.

Operating Expenses

Selling general and administrative expenses from continuing operations for the year ended February 29, 2008 were approximately $11 million, an increase of approximately $3.0 million compared to the year ended February 28, 2007 of approximately $8 million.  For the year ended February 29, 2008, approximately $4.8 million relates to South East Asia; approximately $1.6 million relates to Europe; and approximately $4.6 million relates to the United States.  In South East Asia (including Singapore, Malaysia, and Brunei) overheads increased by $1.4 million and in Europe they increased by $0.6 million.  The majority of these expenses are specifically related to staffing, facilities and travel. Administrative expenses primarily include marketing, salaries, facilities and travel expenses.  Corporate overhead of approximately $4.6 million includes public company expenses of approximately $1.4 million, investor relations and investment banker service expenses of approximately $0.4 million and administrative expenses of approximately $2.8 million.  Public company expenses include audit expenses, legal fees, and director’s fees.  We expect our expenses to remain consistent or decrease as we progress through the manufacturing phase on the Contract.  A non-cash expense for stock based compensation amounting to approximately $2.7 million was recorded in the year ended February 29, 2008 which included approximately $0.5 million related to SFAS No. 123-R in comparison to approximately $1.2 million recorded in the year ended February 28, 2007 as a result of the implementation of  SFAS No. 123-R.

Foreign Currency Exchange

The operations of our subsidiaries in international markets results in exposure to fluctuations in foreign currency exchange rates.  The potential of volatile foreign currency exchange rate fluctuations in the future could have a significant effect on our results of operations.

The Company uses the U.S. dollar as its functional currency.  We translate all assets and liabilities at period-end exchange rates and income and expenses accounts at average rates during the period.  In fiscal 2008, we had transactions denominated in the Euro, the British Pound, the Singapore Dollar, the Malaysian Ringgit, and the Brunei Dollar.  In accordance with SFAS No. 52, “Foreign Currency Translation” such adjustments are reported as a component of stockholders’ equity.

Research and Development

Research and development expenses not directly related to the Contract were approximately $0.04 million for the year ended February 29, 2008, compared to approximately $0.3 million for the year ended February 28, 2007.  During the current year our research and development team devoted the majority of their time on the Contract in which their costs became direct charges to cost of goods during the development phase.  We expect to incur approximately $0.5 million during fiscal 2009 for the addition of enhanced features to become available with our current products.

Operating Loss

Our operating loss for the year ended February 29, 2008 was approximately $7.0 million, an increase of approximately $0.4 million from approximately $6.6 million for the year ended February 28, 2007.  This increase primarily reflects overhead reductions in Europe of $0.2 million and Corporate of $0.2 million offset by increases of $0.8 million in South East Asia, The principal factor in the increased operating loss was the expenses incurred in obtaining the award of the Contract.

Certain Non-Operating Items

Interest expense was reduced by approximately $1 million to $1.4 million for fiscal year ended February 29, 2008 compared to approximately $2.4 million for fiscal year ended February 28, 2007.  This was directly related to the reduction of our debt during the current fiscal year.

When the debt financing transaction was consummated during fiscal 2007, management determined that the warrants were derivatives. U.S. GAAP requires that management re-assess derivative financial instruments and “potential” derivatives at each reporting date in order to ascertain whether their classification (as equity or an asset/liability) has been altered by any transactions or other events during the intervening period.  After conducting such re-assessment, management determined that the warrants had a change in fair value of derivative warrant liability of approximately $1.8 million which had been reported in the fiscal 2007 consolidated statement of operations. In late fiscal 2007, these warrants eased to be classified as derivatives.

In measuring any gain or loss on an extinguished debt instrument that contained an embedded beneficial conversion feature (“BCF”), EITF Issue No. 98-5 states that part of the “reacquisition price” is considered to be the cost of repurchasing the BCF. The pronouncement requires that the amount allocated to the BCF for that purpose be its extinguishment-date intrinsic value, which has been determined by management in order to measure the debt extinguishment transaction. The residual (after such allocation) and the carrying amount of the 2005 notes payable (net of the unamortized balance of the related BCF) have been considered in measuring the loss on extinguishment of the notes payable in the debt financing transaction which occurred in fiscal 2007. As a result, a loss on debt extinguishment of approximately $4.4 million had been reported in the fiscal 2007 consolidated statement of operations.

Net Results of Operations

We are reporting a net loss of approximately $9.5 million or $0.36 per common share for the year ended February 29, 2008 compared to a net loss of approximately $14.7 million or $1.10 per common share for the year ended February 28, 2007.  Our continuing operations resulted in a net loss of approximately $9.1 million or $0.34 per common share for the year ended February 29, 2008 compared to a loss of approximately $15.3 million or $1.14 per common share for the year ended February 28, 2007.  Our discontinued operations resulted in a loss of approximately $0.4 million or $0.02 per common share for the year-ended February 29, 2008 and income of approximately $0.6 million or $0.04 per common share for the year ended February 28, 2007.

During the year ended February 29, 2008, the net loss was reduced by approximately $1.4 million in margins recognized on the Contract using the percentage of completion method of accounting.

Liquidity and Capital Resources

Total assets increased by approximately $4.4 million from approximately $3.1 million as of February 28, 2007 to approximately $7.5 million as of February 29, 2008. The increase is due to the increase in cash of approximately $0.9 million; an increase in accounts receivable of approximately $0.2 million, in addition to approximately $3.3 million in costs in excess of billings and estimated earnings related to the Contract.

Total liabilities increased by approximately $4.5 million from approximately $11.6 million as of February 28, 2007 to approximately $16.1 million as of February 29, 2008.  The increase is due to an increase in salaries and benefits payable to officers and directors of approximately $3.6 million; an increase in interest payable of approximately $1 million; an increase in deferred income of approximately $0.7 million and an increase in income tax payable of approximately $0.5 million and offset by a decrease in accounts payable and accrued liabilities of approximately $0.3 million; a decrease in the current portion of long-term liabilities of approximately $1 million.

Our operating activities used approximately $2.5 million in cash in fiscal 2008.  Our net loss of approximately $9.5 million was the primary component of our negative operating cash flow plus an increase in inventory and accounts receivable of approximately $0.2 and costs in excess of billings and estimated earnings related to the Contract of approximately $3.3 million; offset by certain non-cash expenses such as depreciation and amortization and stock-based compensation of approximately $3.1 million; an increase in accounts payables and accrued liabilities of approximately $6.8 million; an increase in taxes payable and other liabilities of approximately $0.8 million.

At February 29, 2008, the Company had negative working capital of approximately $10 million.  The primary reason for the working capital deficit is the level of accounts payable and accrued liabilities of $4.3 million and salaries and benefits payable to officers and directors of approximately $5.6 million.

Our operating activities used approximately $2.0 million in cash in fiscal 2007.  Our net loss of approximately $14.7 million was the primary component of our negative operating cash flow offset by certain non-cash expenses such as impairment charges, the issuance of equity instruments for compensation, deferred finance costs, loss on debt extinguishment, change in fair value of warrant liability and depreciation and amortization in the total amount of approximately $8.7 million and a decrease in accounts payables and accrued liabilities of approximately $5.2 million.

At February 28, 2007, the Company had negative working capital of approximately $9.5 million

Under the terms of the Contract, the Company was required to provide a performance bond for the benefit of the customer.  In lieu of such bond, a certificate of deposit was initiated to guarantee this bond.  The CD in the amount of $413,000 bears interest at 5.1% per annum and matures in August 2009. Under the terms of the Company’s arrangement with the bank that issued the CD, the funds will not be available for withdrawal until August 2009. Thus, the CD is a restricted account which has been reported as a non-current asset in the Company’s consolidated balance sheet.  The Company also has $8,000 of restricted cash in a South African bank.

During the year ended February 29, 2008, the Company raised $2.7 million of cash from a Series B convertible preferred equity offering and a further $2.7 million from the exercise of warrants.  In order for the Company to finance operations and continue its growth plan, additional funding will be required from external sources.  Management plans on funding operations through a combination of equity capital, lines of credit.  Management currently intends to fund operations through a combination of equity and lines of credit.  Management is in discussion with banks for lines of credit and certain investors, who had expressed an interest in making investments in the Company.  These discussions are ongoing; however, there can be no assurance of the outcome of these negotiations.

Liquidity and Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming we will continue in our present form, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  For the year ended February 29, 2008, we had a net loss of approximately $9.5 million and negative cash flow from operating activities of approximately $2.5 million.  In addition, we had a working capital deficit of approximately $10 million and an accumulated deficit of approximately $46.5 million and net shareholders’ deficit of approximately $8.6 million as of February 29, 2008.

Because of the matters discussed in the immediately preceding paragraph, the Company’s independent registered public accounting firm has added a going concern paragraph to their audit report on our February 29, 2008 consolidated financial statements.  The going concern paragraph states that there is substantial doubt about the Company’s ability to continue as a going concern.  Such consolidated financial statements have been prepared assuming that the Company will continue as a going concern (based upon management’s plans discussed herein) which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  Accordingly, the aforementioned consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

The Company’s capital requirements depend on numerous factors, including the rate of market acceptance of the Company’s products and services, the Company’s ability to service its customers, the ability to maintain and expand our customer base, the level of resources required to expand the Company’s marketing and sales organization, research and development activities and other factors.  As more fully explained elsewhere herein, management presently believes that cash generated from operations, combined with the Company’s current credit facilities and the debt and/or equity financing proposals now under consideration, will be sufficient to meet the Company’s anticipated liquidity requirements through February 2009.  In order for us to fund our operations and continue this growth plan, substantial additional funding will be required from external sources.  Management currently intends to fund operations through a combination of borrowings under line(s) of credit, debt, and if necessary, equity-based transactions.  Management is in discussion with lending facilities and certain investors, who have expressed an interest in providing the Company with such investments.  These discussions are ongoing; however, there can be no assurance of the outcome of these negotiations.

Astrata’s Telematics operations were strengthened during fiscal 2007 by the increased presence in South East Asia based primarily on the successful delivery of the fixed-price Contract. Deliveries began in January 2008 and we anticipated beginning the five major shipments in the later part of 2008. The Contract includes a provision for substantial liquidated damages for unexcused delays in product deliveries and/or failure to satisfy certain customer-specified acceptance criteria. The Company’s proprietary Telematics system is undergoing significant customization/modification in order to achieve the functionality required by the customer.  During the fiscal year ended February 29, 2008, we have completed the design phase and currently are near the completion of the development phase of the Contract.  The design and development phase is where we have designed the functionality of the system to meet the customer’s needs and then developed the functionalities into a working environment for testing and acceptance to move into production.  Throughout the last ten months, we have accomplished all requirements with no liquidation damages incurred. Upon completion of the development phase, we will move into the production phase which includes the units for delivery over approximately fifteen months to the customer.   We expect to progress through the production phase with minimal to no liquidation damages through the completion of this Contract.  Funding for the manufacturing phase is covered by the customer providing a letter of credit for each shipment.  Profits from these shipments will partially fund our operations and begin to reflect a strengthening of our balance sheet, cash flow and equity position; however, there can be no assurance of the outcome of these events.  Also, based on our current estimates, we project recording revenue under the Contract of approximately $46.5 million and $32.7 million in fiscal 2009 and 2010, respectively; and margins of approximately $7.4 million and $5.6 million in fiscal 2009 and 2010, respectively.

In June 2007, the SCDF awarded a $2.2 million contract for the Company's new Immobilizer.  The Immobilizer is an add-on module to the Company’s Telematics System, which SCDF has been using since 2005 to track, monitor and now immobilize vehicles transporting hazardous materials, as well as to alert SCDF if these vehicles deviate from their prescribed routes.  The Company will complete this contract in June 2008.

On December 19, 2007, Astrata Group Incorporated entered into a Series B Convertible Preferred Stock Purchase Agreement with Investors.  Under the terms of the Stock Purchase Agreement, the Investors purchased an aggregate of (i) $3,000,000 of Series B Convertible Preferred Stock and (ii) warrants to purchase a total of approximately 8.6 million shares of our common stock and warrants to purchase a total of approximately 2.1 million shares of our preferred stock.  The Company intends to use the proceeds for working capital and general corporate purposes.

In May 2008, Geneva-based Cotecna Group SA, one of the world’s leading trade inspection, security and certification companies, has awarded Astrata a contract to produce a transit monitoring system for the government of Senegal’s customs operations.  The contract, the first for Astrata in the West African country, is to provide RDU’s and fixed tracking units as part of Cotecna’s Transit Monitoring & Traceability solution, which is designed to remotely monitor the movement of vehicles transporting goods.

Following approval of the Board of Directors and a majority of its shareholders, the Company entered into a $4 million Warrant Exchange Agreement, a Warrant Amendment Agreement, and a Preferred Stock Exchange Agreement (collectively, the “Amended and Restated Rights Agreements”), dated as of May 29, 2008, between Company and each of the holders of certain warrants, and holders of certain series of preferred shares issued by the Company (individually, a “Holder” and collectively, the “Holders”) relating to the Company’s Series A and Series B Preferred shares. The Amended and Restated Rights Agreements eliminate the anti-dilution and cashless exercise provisions of the Series A and Series B warrants.

Off Balance Sheet Arrangements

As of February 29, 2008, there were no off balance sheet arrangements.  Please refer to the Commitment and Contingencies footnote (Note 9 to our fiscal 2008 consolidated financial statements included elsewhere herein) for additional information.

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

The Company uses the U.S. dollar as its functional currency.  We translate all assets and liabilities at period-end exchange rates and income and expenses accounts at average rates during the period.  In fiscal 2008, we had transactions denominated in the Euro, the British Pound, the Singapore Dollar, the Malaysian Ringgit, and the Brunei Dollar.  In accordance with SFAS No. 52, “Foreign Currency Translation” such adjustments are reported as a component of stockholders’ deficit.

Interest Rate Risk

Since many of our credit facilities are directly based on various prime rates of interest, we are exposed to interest rate risk.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting policies” in the Management Discussion and Analysis.  The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of our financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We believe that the following accounting policies fit this definition as they relate to our consolidated financial statements.

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

Under the modified prospective method of adoption for SFAS No.123-R, the compensation cost recognized by the Company beginning March 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of March 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to February 28, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.  For additional information see Note 2 in the Company’s consolidated financial statements.

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

Other Matters

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

Recently Issued Accounting Pronouncements

On December 4, 2007, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 141 (Revised 2007), “Business Combinations”. Statement 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, including:

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

SFAS No. 157, “Fair Value Measurements”, provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  Currently, over 40 accounting standards within GAAP require (or permit) entities to measure assets and liabilities at fair value. Prior to Statement 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-model value. Statement 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data.

Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.  The Company does not believe the application of this standard will materially impact its consolidated financial statements.

SFAS  No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB's stated objective in issuing this standard is as follows: "to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions."

The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.

Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements”.  The Company does not believe the application of this standard will materially impact its consolidated financial statements.

SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date.  Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest.  Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like Statement 141R discussed above, earlier adoption is prohibited.  The Company does not believe the application of this standard will materially impact its consolidated financial statements.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133” enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, Statement 161 requires:

  •      Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

  •      Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

  •      Disclosure of information about credit-risk-related contingent features; and

  •      Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged.  The Company does not believe the application of this standard will materially impact its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force, or “EITF”), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy).  Specifically, the sources of accounting principles that are generally accepted are categorized in descending order of authority as follows:

a.
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB;

b.	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position;
c.
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics); and

d.
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company intends to adhere to this statement once it becomes effective.

Item 7:   Financial Statements

Index to Consolidated Financial Statements:

Consolidated Financial Statements:

F-1      Report of Independent Registered Public Accounting Firm

F-2      Consolidated Balance Sheet as of February 29, 2008

F-3      Consolidated Statements of Operations and Comprehensive Loss for the years ended February 29, 2008 and February 28, 2007

F-4      Consolidated Statements of Stockholders’ Deficit for years ended February 29, 2008 and February 28, 2007

F-6      Consolidated Statements of Cash Flows for the years ended February 29, 2008 and February 28, 2007

F-7      Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Astrata Group Incorporated:

We have audited the accompanying consolidated balance sheet of Astrata Group Incorporated and Subsidiaries (the Company) as of February 29, 2008, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period then ended February 29, 2008 and February 28, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astrata Group Incorporated and Subsidiaries as of February 29, 2008, and the results of their operations and their cash flows for each of the years in the two-year period then ended February 29, 2008 and February 28, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying fiscal 2008 consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1, the Company had negative working capital, an accumulated deficit, and a total stockholders’ deficit of approximately $10 million, $46.5 million, and $8.6 million, respectively, as of February 29, 2008, and reported a net loss and negative operating cash flow of approximately $9.5 million and $2.5 million, respectively, for the year then ended.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1.  The aforementioned consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 2 to the consolidated financial statements, effective March 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

As described in Notes 2 and 12 to the consolidated financial statements, effective March 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, on interpretation of FASB Statement No. 109”.

/s/ WINDES & MCCLAUGHRY ACCOUNTANCY CORPORATION
Windes & McClaughry Accountancy Corporation
Irvine, California
June 9, 2008

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
FEBRUARY 29, 2008

ASSETS
Current assets:
Cash and cash equivalents	$1,032,051
Trade receivables, net	1,047,990
Inventories	285,584
Cost in excess of billings and estimated earnings on uncompleted contract	3,289,258
Other assets	460,808
Total current assets	6,115,691
Property and equipment, net	617,727
Certificate of deposit and other restricted cash	420,998
Goodwill	300,000
Notes receivable - unconsolidated affiliate	75,259
Total assets	$7,529,675

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$4,267,174
Salaries and benefits payable to officers and directors	5,586,795
Registration rights penalties	599,241
Interest payable	1,788,203
Deferred income	723,339
Income taxes and related penalties payable	517,592
Convertible notes payable to stockholder	1,884,000
Advances from stockholders	142,493
Current portion of long-term liabilities	191,161
Other current liabilities	393,479
Discontinued operations-current liabilities	8,011
Total current liabilities	16,101,488
Long-term liabilities	9,835
Total liabilities	16,111,323
Commitments and contingencies (Note 9)
Subsequent events (Note 15)
Stockholders' deficit:
Preferred stock, Series A and B convertible, $0.0001 par value, 10,000,000 shares authorized,
4,550,000 shares of Series A issued and outstanding with a liquidation preference of $4,550,000
2,142,857 shares of Series B issued and outstanding with a liquidation preference of $3,000,000	670
Common stock, $0.0001 par value, 100,000,000 shares authorized, 28,480,910 issued and outstanding	2,848
Additional paid-in capital	38,278,333
Accumulated deficit	(46,471,478)
Accumulated other comprehensive loss	(392,021)
Total stockholders' deficit	(8,581,648)
Total liabilities and stockholders' deficit	$7,529,675
The accompanying notes are an integral part of these consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

	2008	2007
Net sales	$13,445,124	$3,472,020
Cost of goods sold	9,399,023	1,882,383
Gross profit	4,046,101	1,589,637

Selling, general and administrative expenses	11,043,765	7,951,200
Research and development	36,829	260,316
Operating loss	(7,034,493)	(6,621,879)
Other (expense) income:
Interest expense	(1,423,404)	(2,391,049)
Change in fair value of derivative warrant liability	-	(1,801,204)
Loss on debt extinguishment	-	(4,419,250)
Other (expense) income	(43,430)	(190,381)
Total other (expense)	(1,466,834)	(8,801,884)
Loss before income tax expense (benefit) and equity in net loss of affiliate	(8,501,327)	(15,423,763)
Income tax expense (benefit)	508,619	(154,889)
Loss before equity in net loss of affiliate	(9,009,946)	(15,268,874)
Equity in net loss of affiliate	(63,977)	(4,060)
Loss from continuing operations	(9,073,923)	(15,272,934)
Income (loss) from discontinued operations, net of tax	(442,284)	593,647
Net loss	$(9,516,207)	$(14,679,287)

Net loss from continuing operations applicable to common
stockholders consists of the following:
Loss from continuing operations	$(9,073,923)	$(15,272,934)
Deemed dividend and cumulative undeclared dividends on preferred stock	-	(2,635,878)
Net loss from continuing operations applicable to common stockholders	$(9,073,923)	$(17,908,812)

Comprehensive loss and its components consist of the following:
Net loss	$(9,516,207)	$(14,679,287)
Foreign currency translation adjustment, net of tax	(424,535)	(37,992)
Comprehensive loss	$(9,940,742)	$(14,717,279)

Basic and diluted income (loss) per common share:
Continuing operations applicable to common stockholders	$(0.34)	$(1.14)
Discontinued operations	(0.02)	0.04
	$(0.36)	$(1.10)

Basic and diluted weighted average common shares outstanding	26,827,876	15,679,800
The accompanying notes are an integral part of these consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, February 28, 2006	-	$-	12,646,995	$1,266	$12,605,356	$(22,275,984)	$70,506	$(9,598,856)
Amortization of deferred compensation cost	-	-	-	-	352,875	-	-	352,875
Issuance of common stock for compensation	-	-	1,491,778	149	1,802,870	-	-	1,803,019
Issuance of common stock for exercise of stock options	-	-	83,325	8	108,314	-	-	108,322
Issuance of common stock in settlement of liability	-	-	832,867	83	838,284	-	-	838,367
Issuance of preferred stock related to conversion of debt and financing contract	5,370,000	537	-	-	6,669,463	-	-	6,670,000
Conversion of preferred stock to common stock	(1,900,000)	(190)	3,800,000	380	(190)	-	-	-
Issuance of warrants with preferred stock	-	-	-	-	(8,093,500)	-	-	(8,093,500)
Accrued dividends on preferred stock	-	-	-	-	(120,578)	-	-	(120,578)
Professional fees related to equity transactions	-	-	-	-	(434,296)	-	-	(434,296)
Reclassification of derivative financial instruments	-	-	-	-	13,370,300	-	-	13,370,300
Stock compensation under FAS 123-R	-	-	-	-	1,227,011	-	-	1,227,011
Net loss	-	-	-	-	-	(14,679,287)	-	(14,679,287)
Foreign currency translation adjustment	-	-	-	-	-	-	(37,992)	(37,992)
Balance, February 28, 2007	3,470,000	$347	18,854,965	$1,886	$28,325,909	$(36,955,271)	$32,514	$(8,594,615)

The accompanying notes are an integral part of these consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007 (continued)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, February 28, 2007	3,470,000	$347	18,854,965	$1,886	$28,325,909	$(36,955,271)	$32,514	$(8,594,615)
Issuance of preferred stock	2,142,857	215			2,662,981			2,663,196
Conversion of preferred stock to common stock	(670,000)	(67)	1,340,000	134	(67)			-
Exercise of warrants	1,750,000	175	2,000,000	200	2,749,625			2,750,000
Exercise of stock options			94,520	9	122,840			122,849
Issuance of common stock for compensation			4,158,498	416	2,684,792			2,685,208
Issuance of common stock in settlement of liabilities			2,032,927	203	1,545,674			1,545,877
Issuance of warrants					66,000			66,000
Accrued dividends on preferred stock					120,579			120,579
Net Loss						(9,516,207)		(9,516,207)
Foreign currency translation adjustment							(424,535)	(424,535)
Balance, February 29, 2008	6,692,857	$670	28,480,910	$2,848	$38,278,333	$(46,471,478)	$(392,021)	$(8,581,648)
The accompanying notes are an integral part of these consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

	2008	2007
Net loss	$(9,516,207)	$(14,679,287)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss on sale of assets	-	17,052
Forgiveness of debt	-	(332,691)
Depreciation and amortization	374,161	371,152
Gain on disposal relating to discontinued operations	(170,883)	(2,179,373)
Loss on early termination of lease	-	101,886
Deferred compensation	-	352,875
Deferred finance costs and debt discount	-	1,606,171
Issuance of stock for compensation	2,685,210	1,822,420
Loss on debt extinguishment	-	4,419,250
Change in fair value of derivative warrant liability	-	1,801,204
Equity in net loss of affiliate	-	4,060
Equity instruments issued for financing	66,000	-
Minority interest	(40,114)	-
Unrealized foreign currency exchange gain	-	(9,206)
Changes in operating assets and liabilities:
Trade and other receivables	(57,433)	(210,957)
Inventories	(152,186)	(77,997)
Other assets	302,342	(93,545)
Deferred tax liability	-	(14,893)
Taxes and related penalties payable	502,706	14,886
Cost in excess of billings and estimated earnings on uncompleted contract	(3,289,258)	-
Accounts payable and accrued liabilities	6,767,427	5,084,239
Net cash used in operating activities	(2,528,235)	(2,002,754)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(378,201)	(231,193)
Proceeds from sale of assets	-	135,246
Certificate of deposit-restricted	(420,998)	-
Investment in affiliates	3,127	(136,166)
Net cash used in investing activities	(796,072)	(232,113)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	183,264	-
Proceeds from advance by stockholders	35,309	1,216,741
Repayment on debenture	-	(550,000)
Repayment on line of credit	-	(1,038,550)
Repayment on notes payable	(1,033,269)	-
Repayments of long-term liabilities	(7,868)	(202,737)
Issuance of preferred stock for cash	2,663,195	2,415,500
Issuance of common stock for warrants exercised	2,750,000	-
Net cash provided by financing activities	4,590,631	1,840,954
Effect of foreign currency exchange rate changes on cash and cash equivalents	(413,644)	136,752
Net increase (decrease) in cash and cash equivalents	852,680	(257,161)
Cash and cash equivalents at beginning of year	179,371	436,532
Cash and cash equivalents at end of year	$1,032,051	$179,371

Supplemental disclosure of cash flow information :
Cash paid during the year for:
Interest	$1,416	$2,394
Income taxes	$-	$-
See accompanying notes for information regarding non-cash investing and financing activities.
The accompanying notes are an integral part of these consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

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

Operational Considerations

Our business strategy is to focus on the homeland security, hazardous materials, civil defence and business-to-business markets by providing our customers with comprehensive solutions to their needs. Frequently this involves additional integration such as sensors ranging from Radio Frequency Identification to biometrics, remote displays or augmenting technologies to allow tracking in tunnels.

Astrata’s operations were strengthened during fiscal 2007 by an increased presence in South East Asia based primarily on the Contract with a Singapore entity on April 10, 2007 to design, develop and manufacture approximately $93.5 million of its Telematics products (the “Contract”). Deliveries began in January 2008 and we anticipated beginning the five major shipments in the later part of 2008. The Contract includes a provision for substantial liquidated damages for unexcused delays in product deliveries and/or failure to satisfy certain customer-specified acceptance criteria. In addition, in the event of non-performance by the Company that remains uncorrected after notice from the customer and the expiration of a contractual grace period, the customer has the right to cancel the Contract. The Company’s proprietary Telematics system is undergoing significant customization/modification in order to achieve the functionality required by the customer.  During the fiscal year ended February 29, 2008, we have completed the design phase and currently are near the completion of the development phase of the Contract.  The design and development phase is where we have designed the functionality of the system to meet the customer’s needs and then developed the functionalities into a working environment for testing and acceptance to move into production.  Throughout the last ten months, we have accomplished all requirements with no liquidation damages incurred. Upon completion of the development phase, we will move into the production phase which includes the units for delivery over approximately fifteen months to the customer.   We expect to progress through the production phase with minimal to no liquidation damages through the completion of this Contract.  Funding for the manufacturing phase is covered by the customer providing a letter of credit for each shipment.  Profits from these shipments will partially fund our operations and begin to reflect a strengthening of our balance sheet, cash flow and equity position; however, there can be no assurance of the outcome of these events.  Also, based on our current estimates, we project recording Contract revenue under the Contract of approximately $46.5 million and $34.7 million in fiscal 2009 and 2010, respectively; and gross margins of approximately $7.4 million and $5.6 million in fiscal 2009 and 2010, respectively.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

1. ORGANIZATION, NATURE OF OPERATIONS, AND LIQUIDITY/GOING CONCERN CONSIDERATIONS (continued)

Operational Considerations (continued)

In June 2007, SCDF awarded a $2.2 million contract for the Company's new Immobilizer.  The Immobilizer is an add-on module to the Company’s Telematics System, which SCDF has been using since 2005 to track, monitor and now immobilize vehicles transporting hazardous materials, as well as to alert SCDF if these vehicles deviate from their prescribed routes.  The Company will complete this contract in June 2008.

In May 2008, Geneva-based Cotecna Group SA, one of the world’s leading trade inspection, security and certification companies, has awarded Astrata a contract to produce a transit monitoring system for the government of Senegal’s customs operations.  The contract, the first for Astrata in the West African country, is to provide RDU’s and fixed tracking units as part of Cotecna’s Transit Monitoring & Traceability solution, which is designed to remotely monitor the movement of vehicles transporting goods.

Liquidity and Going Concern Considerations

For the year ended February 29, 2008, we had a net loss of approximately $9.5 million (of which $2.8 million was the estimated value of bonuses paid to certain employees for securing $93.5 million in new business under the Contract - (see Note 5).  We had negative cash flow from operating activities of approximately $2.5 million.  In addition, we had a working capital deficit of approximately $10 million, an accumulated deficit of approximately $46.5 million and a stockholders’ deficit of approximately $8.6 million as of February 29, 2008.

Our February 29, 2008 consolidated financial statements included a going concern paragraph. The going concern paragraph states that there is substantial doubt about the Company’s ability to continue as a going concern. Such consolidated financial statements have been prepared assuming that the Company will continue as a going concern (based upon management’s plans discussed herein) which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

The Company’s capital requirements depend on numerous factors, including the Company’s ability to fill its current backlog, rate of market acceptance of the Company’s products and services, the Company’s ability to service its customers, the ability to maintain and expand our customer base, the level of resources required to expand the Company’s marketing and sales organization, research and development activities and other factors. Management presently believes that cash generated from operations, combined with the Company’s current credit facilities and the debt and/or equity financing proposals now under consideration, will be sufficient to meet the Company’s anticipated liquidity requirements through February 2009. In order for us to fund our operations and continue this growth plan, substantial additional funding will be required from external sources.  Management currently intends to fund operations through a combination of borrowings under line(s) of credit, debt, and if necessary, equity-based transactions.

The Company entered into a fixed-price Contract with a Singapore entity on April 10, 2007 to design, develop and manufacture approximately $93.5 million of its Telematics products. Deliveries began in January 2008 and we anticipated beginning the five major shipments in the later part of 2008. The Company’s proprietary Telematics system is undergoing significant customization/modification in order to achieve the functionality required by the customer.  During the fiscal year ended February 29, 2008, we completed the design phase and currently are near the completion of the development phase of the Contract.  The design and development phase is where we designed the functionality of the system to meet the customer’s needs and then developed the functionalities into a working environment for testing and acceptance to move into production.  Throughout the last ten months, we have accomplished all requirements under the Contract with no liquidation damages incurred. Upon completion of the development phase, we will move into the production phase which includes the units for delivery over approximately fifteen months to the customer.   We expect to progress through the production phase with minimal to no liquidation damages through the completion of this Contract.  Funding for the manufacturing phase is covered by the customer providing a letter of credit for each shipment.  Profits from these shipments will partially fund our operations and begin to reflect a strengthening of our balance sheet, cash flow and equity position; however, there can be no assurance of the outcome of these events.

During the year ended February 29, 2008, the Company received approximately $2.8 million in cash from the exercise of warrants.  These proceeds were used for working capital and general corporate purposes.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

1. ORGANIZATION, NATURE OF OPERATIONS, AND LIQUIDITY/GOING CONCERN CONSIDERATIONS (continued)

Liquidity and Going Concern Considerations (continued)

On December 19, 2007, we entered into a Series B Convertible Preferred Stock Purchase Agreement (the "Stock Purchase Agreement") with  Vision Opportunity China LP, and pursuant to the fund's allocation guidelines, Vision Opportunity Master Fund, Ltd. (collectively, the "Investors").  Under the terms of the Stock Purchase Agreement, the Investors purchased an aggregate of (i) $3 million of Series B Convertible Preferred Stock and (ii) warrants to purchase a total of approximately 8.6 million shares of our common stock.  The proceeds of approximately $2.7 million will be used for working capital and general corporate purposes.

The Company entered into a $4 million Warrant Exchange Agreement, a Warrant Amendment Agreement, and a Preferred Stock Exchange Agreement (collectively, the “Amended and Restated Rights Agreements”), dated as of May 29, 2008, between Company and each of the holders of certain warrants, and holders of certain series of preferred shares issued by the Company (individually, a “Holder” and collectively, the “Holders”) relating to the Company’s Series A and Series B Preferred shares. The Amended and Restated Rights Agreements eliminate the anti-dilution and cashless exercise provisions of the Series A and Series B warrants (see Note 15).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

The consolidated financial statements included the accounts of Astrata Group and its majority-owned subsidiaries in which it has a controlling financial interest. All significant intercompany transactions and balances have been eliminated in consolidation. For reasons explained in Note 11 management deconsolidated the accounts of Astrata Systems (Pty) Limited (“Astrata Systems”) from the Company’s consolidated financial statements effective June 2006.

Use of Estimates

 The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions made by management include the deferred tax asset valuation allowance, allowance for doubtful accounts receivable, realization of inventories, goodwill and long-lived assets, stock-based compensation, income taxes and related penalties payable and revenue recognition under the percentage of completion method of accounting.  Actual results could differ from these estimates.

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

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents.

Other Concentrations

The financial instrument that potentially exposes the Company to a concentration of credit risk principally consists of accounts receivable, cash and cash equivalents. The Company deposits its cash with high credit financial institutions, principally in Europe and Asia. The countries do not have any institutional depository insurance comparable to the United States, which insures bank balances up to $100,000 per bank. At February 29, 2008, the Company’s cash balances in U.S. bank accounts totalled approximately $394,000 which exceeds the Federal Deposit Insurance Corporation limit of $100,000.

The certificate of deposit described below (approximately $413,000 at February 29, 2008) is with a Singapore bank. Because the funds deposited were in U.S. dollars, such account is not eligible for coverage under Singapore’s Deposit Insurance Act.

Trade Accounts Receivable

The Company records trade accounts receivable when its customers are invoiced for products delivered and/or services provided, or when contractual billing milestones have been reached.  As explained under “Revenue Recognition”, the recording of certain accounts receivable does not necessarily result in immediate recognition of revenue.

The Company does not require collateral from its customers, but performs ongoing credit evaluations of its customers’ financial condition. Credit risk with respect to the accounts receivable is limited because of the large number of customers included in the Company’s customer base and the geographic dispersion of those customers. The Company also performs periodic reviews of collectability and provides an allowance for doubtful accounts receivable.  Management considers the allowance for doubtful accounts receivable at February 29, 2008 of approximately $34,000 to be adequate.

Derivative Instruments and Hedging Activities

The Company records all derivative financial instruments in its consolidated financial statements at estimated fair value, regardless of the purpose or intent of holding the instrument.  Changes in the fair value of derivative financial instruments are either recognized periodically in the results of operations or in stockholders’ deficit as a component of accumulated other comprehensive loss, depending on whether the derivative instrument qualifies for hedge accounting as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related interpretations.  Changes in the estimated fair value of derivatives not qualifying for hedge accounting are included in the results of operations as they occur.

When the debt financing transaction was consummated during fiscal 2007, management determined that the warrants were derivatives. U.S. GAAP requires that management re-assess derivative financial instruments and “potential” derivatives at each reporting date in order to ascertain whether their classification (as equity or an asset/liability) has been altered by any transactions or other events during the intervening period.  After conducting such re-assessment, management determined that the warrants had a change in fair value of derivative warrant liability of approximately $1.8 million which had been reported in the fiscal 2007 consolidated statement of operations.  In late fiscal 2007, these warrants ceased to be classified as derivatives.

In measuring any gain or loss on an extinguished debt instrument that contained an embedded beneficial conversion feature (“BCF”), EITF Issue No. 98-5 states that part of the “reacquisition price” is considered to be the cost of repurchasing the BCF. The latter pronouncement requires that the amount allocated to the BCF for that purpose be its extinguishment-date intrinsic value, which has been determined by management in order to measure the debt extinguishment transaction. The residual (after such allocation) and the carrying amount of the 2005 notes payable (net of the unamortized balance of the related BCF) have been considered in measuring the loss on extinguishment of the notes payable in the debt financing transaction which occurred in fiscal 2007. As a result, a loss on debt extinguishment of approximately $4.4 million had been reported in the fiscal 2007 consolidated statement of operations.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Other Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the estimated fair value (if reasonably obtainable) of the Company’s financial instruments.  The carrying amount of the Company’s trade accounts receivable, trade accounts payable, accrued expenses, and credit facilities approximates their estimated fair value due to either the short-term maturities of those financial instruments and/or the fact that the credit facilities bear market interest rates.

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

Translation of Foreign Currencies

The operations of our subsidiaries in international markets results in exposure to fluctuations in foreign currency exchange rates.  The potential of volatile foreign currency exchange rate fluctuations in the future could have a significant effect on our financial position and results of operations.

The Company uses the U.S. dollar as its functional currency.  We translate all assets and liabilities at period-end exchange rates and income and expenses accounts at average rates during the period.  In fiscal 2008, we had transactions denominated in the Euro, the British Pound, the Singapore Dollar, the Malaysian Ringgit, and the Brunei Dollar.  In accordance with SFAS No. 52, “Foreign Currency Translation” such adjustments are reported as a component of stockholders’ deficit.

Other Assets

Included in other assets are prepaid expenses and deposits required in the normal course of operation and approximated $461,000.

Certificate of Deposit - Restricted

Under the terms of the Contract described in Note 5, the Company was required to provide a performance bond for the benefit of the customer.  In lieu of such bond, a certificate of deposit was initiated to guarantee this bond.  The certificate of deposit (the “CD”) in the amount of $413,000 bears interest at 5.1% per annum and matures in August 2009. Under the terms of the Company’s arrangement with the bank that issued the CD, the funds will not be available for withdrawal until August 2009. Thus, the CD is a restricted account which has been reported as a non-current asset in the accompanying condensed consolidated balance sheet.  The Company also has $8,000 of restricted cash in a South African bank.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of only finished goods at February 29, 2008. Market is determined by comparison with recent sales or estimated net realizable value. Net realizable value is based on management’s forecasts for sales of the Company’s products and services in the ensuing years and/or consideration and analysis of any change in the customer base, products mix, or other factors that may impact the estimated net realizable value. Should the demand for the Company’s products and/or services prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than the amount reflected in the accompanying  consolidated balance sheet.

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

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As of February 29, 2008, management has determined that no new impairment indicators exist and therefore, no adjustments have been made to the carrying values of long-lived assets held for sale or held and used. There can be no assurance, however, that market conditions will not change or demand for the Company’s services and products will continue which could result in impairment of long-lived assets in the future.

Discontinued Operations

In accordance with SFAS No. 144, the Company accounts for the results of operations of a component of an entity that has been disposed of or that meets all of the “held for sale” criteria as discontinued operations if (a) the component’s operations and cash flows have been (or are to be) eliminated from the ongoing operations of the entity as a result of the disposal transaction, and (b) the Company did not have any significant continuing involvement in the operations of the component after the disposal transaction. When the applicable criteria are met, the component is classified as “held for sale” and its operations are reported as discontinued operations (See Note 11).

Convertible Preferred Stock

If the conversion feature of cumulative preferred stock is beneficial (i.e., the market price of the Company’s common stock exceeds the per-share conversion price when the preferred stock is issued), management accounts for the BCF based on SFAS No. 133 “Accounting for Derivative Instruments and Certain Hedging Activities” (as amended) and an analysis of the rights of the preferred stock owners.  When management concludes that the economic risks and characteristics of the BCF are clearly and closely related to those of the “host contract “ (the preferred stock), the BCF (1) is not separated from the host contract or accounted for as a derivative financial instrument and (2) is measured using intrinsic value accounting.  The Company has evaluated the conversion features and determined that the economic characteristics and risks are clearly and closely related to the host primarily because the host contract is a perpetual interest and there are no collateral requirements or creditor rights in the instruments.

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

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Other Matters

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

Customer consideration received for which the Company has an arrangement to provide services over a defined period of time is recorded as deferred income and amortized on a systematic basis over the life of the arrangement.

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

Under the modified prospective method of adoption for SFAS No.123-R, the compensation cost recognized by the Company beginning March 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of March 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted or modified subsequent to February 28, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Options granted by the Company generally expire five years from the grant date. Options granted to existing and newly hired employees generally vest over a three-year period from the date of grant. The effects of share-based compensation resulting from the application of SFAS No. 123-R to options granted under the Company’s equity incentive plan resulted in an expense of approximately $450,000 or $0.02 per common share for the year ended February 29, 2008 and approximately $1,230,000 or $0.08 per common share for the year ended February 28, 2007.   During the year ended February 29, 2008 no options were granted.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

The following weighted average assumptions were used in estimating the fair value of certain share-based payment arrangements:

February 28, 2007

Annual dividends	Zero
Expected volatility	133%
Risk free interest rate	3.7%
Expected life	3.5 years

The expected volatility is based on the historical volatility. The expected life of options previously granted were based on the “simplified method” described in the SEC’s Staff Accounting Bulletin No. 107 due to changes in the vesting terms and the contractual life of current option grants compared to the Company’s historical grants.  The historical forfeiture rate was then calculated as 6.5%. Management considers this to be a realistic average forfeiture rate excluding any one time events.

Options outstanding as of February 29, 2008 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years

Vested	108,500	$5.00	2.0

Additional information with respect to stock option activity is as follows:

		Outstanding Options
			Weighted
	Shares		Average	Aggregate
	Available for	Number of	Exercise	Intrinsic
	Grant	Shares	Price	Value (a)
February 28, 2006	602,850	1,797,150	$3.76	$450,000.00
Grants	-	-	-	-
Exercises	83,325	(83,325)	1.30	-
Cancellations	689,075	(689,075)	4.37	-
February 28, 2007	1,375,250	1,024,750	$3.56	$-
Grants	-	-	-	-
Exercises	94,520	(94,520)	1.30	-
Cancellations	821,730	(821,730)	3.62	-
February 29, 2008	2,291,500	108,500	$5.00	$-

Options exercisable at:
February 28, 2007		549,833	$4.10
February 29, 2008		108,500	$5.00

(a)	Represents the excess (if any) of the February 28, 2007 or February 29, 2008 market price of the Company’s common stock over the exercise price.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss per Share

In accordance with SFAS No. 128, “Earnings per Share”, the Company calculates basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented and adjusts the amount of net loss, used in this calculation, for preferred stock dividends during the period.

We incurred a net loss in each year presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods.  Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of preferred stock, the exercise of warrants, stock options and convertible debt.  As of February 29, 2008 and February 28, 2007, all potentially dilutive common stock equivalents amount to 63,987,618 and 44,112,117 shares, respectively.

Reclassification

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse.  See Note 12 for additional information.

Uncertain Income Tax Positions

Effective March 1, 2007, the Company accounts for uncertain income tax positions in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 48 (“FIN 48”). This pronouncement, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes”, seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 clarifies when tax benefits should be recorded in financial statements, and indicates how any tax reserves should be classified in the consolidated balance sheet. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes. See Note 12 for additional information.

Segment Reporting

The Company discloses information regarding segments in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”. SFAS No. 131 establishes standards for reporting of financial information about operating segments in annual financial statements, and requires reporting selected information about operating segments in interim financial reports (see Note 10).

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements

On December 4, 2007, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 141 (Revised 2007), “Business Combinations”. Statement 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, including:

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

SFAS No. 157, “Fair Value Measurements”, provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  Currently, over 40 accounting standards within GAAP require (or permit) entities to measure assets and liabilities at fair value. Prior to Statement 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-model value. Statement 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data.

Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.  The Company does not believe the application of this standard will materially impact its consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

SFAS  No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB's stated objective in issuing this standard is as follows: "to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions."

The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.

Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements”.  The Company does not believe the application of this standard will materially impact its consolidated financial statements.

SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date.  Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest.  Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like Statement 141R discussed above, earlier adoption is prohibited.  The Company does not believe the application of this standard will materially impact its consolidated financial statements.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133” enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, Statement 161 requires:

  •      Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

  •      Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

  •      Disclosure of information about credit-risk-related contingent features; and

  •      Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged.  The Company does not believe the application of this standard will materially impact its consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy).  Specifically, the sources of accounting principles that are generally accepted are categorized in descending order of authority as follows:

e.
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB;

f.	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position;
g.
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics); and

h.
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company intends to adhere to this statement once it becomes effective.

3.  INVENTORY

Inventories consisted of the following as of February 29, 2008:

	Europe	Asia	Total
Finished goods	$29,681	$255,903	$285,584

4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of February 29, 2008:

Vehicles	$46,482
Leasehold improvements	18,186
Furniture and fittings	179,105
Location based devices	574,134
Equipment	348,463
Computer hardware and software	452,597
1,618,967
Less accumulated depreciation and amortization	(1,001,243)
$617,724

Depreciation and amortization expense related to property and equipment was approximately $374,000 and $371,000 for the years ended February 29, 2008 and February 28, 2007, respectively.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

5. CONTRACT IN PROGRESS

The Company’s Singapore subsidiary entered into the Contract with a Singapore entity on April 10, 2007 to design, develop and manufacture approximately $93.5 million of its Telematics products. Deliveries began in January 2008 and we anticipated beginning the five major shipments in the later part of 2008. The Contract includes a provision for substantial liquidated damages for unexcused delays in product deliveries and/or failure to satisfy certain customer-specified acceptance criteria. In addition, in the event of non-performance by the Company that remains uncorrected after notice from the customer and the expiration of a contractual grace period, the customer has the right to cancel the Contract. The Company’s proprietary Telematics system is undergoing significant customization/modification in order to achieve the functionality required by the customer.

The Company is accounting for the Contract described above under the percentage-of completion method under SOP 81-1. Under the percentage-of-completion method, revenues, expenses and profits are recognized as performance progresses on long-term contracts. Progress toward completion is measured using the cost-to-cost method.  The Company uses the estimated COGS for the project to determine the associated recognized revenues in the periods in which they are earned under the percentage-of-completion method of accounting.  This is calculated by taking the current reporting period COGS against the total projected COGS to determine a percentage of completion; then applying the percentage against the Contract project total revenues to determine the revenues for the reporting period.  During the year ended February 29, 2008, the Company recognized approximately $8.7 million in revenue on the Contract.

Customer billing is determined by the “schedule of values” in accordance with the Contract terms as agreed to by all parties.  Timing differences between costs incurred and billings based on the Contract terms generate the billings in excess of costs and estimated earnings on uncompleted contract.

Cost in excess of billings and estimated earnings on the Contract consisted of the following as of February 29, 2008:

2008
Costs and estimated earnings on uncompleted contract	8,731,592
Billings on uncompleted contract	5,442,334

Cost in excess of billings and estimated earnings on uncompleted contract	$(3,289,258)

6.  NOTES PAYABLE

In April 2007, the Company received an unsecured note payable which was due on February 4, 2008 and carries an annual interest rate of 16.5%.  During February 2008, the maturity date was extended to August 4, 2008 and the balance of the note is approximately $48,000 at February 29, 2008 and is included in current portion of long-term liabilities in the accompanying consolidated balance sheet.

In August 2007, the Company received an unsecured non-interest bearing note payable which was due on February 11, 2008. The amount of the imputed interest is insignificant.  This note payable replaces approximately $130,000 of accrued expenses.  During February 2008, the maturity date was extended to August 11, 2008 and the balance of the note payable is approximately $143,000 at February 29, 2008 and is included in current portion of long- term liabilities in the accompanying consolidated balance sheet.

During fiscal year 2007 an unsecured note payable was issued by the Company with a principal balance of $1.2 million.  During fiscal year 2008, this note was repaid in full.

During the fiscal year ended February 28, 2007, certain stockholders advanced funds to the Company for working capital purposes at an annual interest rate of 15% payable upon demand with a remaining balance of approximately $57,000.  During the fiscal year ended February 29, 2008, certain stockholders advanced to the Company approximately $85,000 in working capital at an annual interest rate of 15% payable upon demand.  The balance of stockholders advances is approximately $142,000 at February 29, 2008 and is included in advances from stockholders in the accompanying consolidated balance sheet.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

7. CONVERTIBLE NOTES PAYABLE TO STOCKHOLDER

In September 2004, Astrata Group entered into a series of agreements, pursuant to which a stockholder (who then beneficially owned approximately 5.5% of the Company’s outstanding common stock) loaned $1.5 million to the Company, as an unsecured note payable. Under the amended loan agreement described in the following paragraph, the principal was due upon fifteen days’ written demand, but no later than June 30, 2005. Interest at the rate of 15%, compounded annually, is due and payable concurrently with the principal. The lender has verbally agreed to extend the loan, and has not taken nor intends to take any action against the Company until the loan is renewed. Management is confident that a new agreement will be reached in the near future. The Company granted the stockholder two-year warrants (which vested and became fully exercisable on the grant date) to purchase up to 48,000 shares of the Company’s common stock at an initial exercise price of $2.00 per share. In connection with granting the warrants, the Company also provided certain registration rights for the shares underlying the warrants and for those shares then owned by the stockholder for a period not to exceed five years. The outstanding balance of this demand note was $1,500,000 as of February 29, 2008 and is included in convertible notes payable to stockholders in the accompanying consolidated balance sheet. The agreement to register such stock with the SEC does not require any specific deadlines or financial penalties relating to the filing or effectiveness of a registration statement that registers any of the stockholder’s shares.

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

In December 2004, the Company sold a $384,000 convertible demand note to this same stockholder, who then beneficially owned approximately 6% of the Company’s outstanding common stock. The holder’s conversion privilege expires when the Company has privately issued its common stock for an aggregate of at least $10 million. The principal was due upon fifteen days’ written demand, but no later than June 30, 2005. Interest at the rate of 15%, compounded annually, is due and payable concurrently with the principal. The lender has verbally agreed to extend the loan, and has not taken nor intends to take any action against the Company until the loan is renewed. Management is confident that a new agreement will be reached in the near future. The outstanding balance of this demand note was $384,000 as of February 29, 2008 and is included in convertible notes payable to stockholders in the accompanying consolidated balance sheet. In connection with the sale of this note, the Company granted warrants (which vested and became fully exercisable on the grant date) to the holder to purchase up to 12,000 shares of the Company’s common stock with an initial exercise price of $5.00 per share. The Company recorded the warrants as a finance charge of $28,000 using an option-pricing model to estimate their fair value. The Company provided the holder with certain registration rights for the common stock underlying the warrants granted in calendar 2004, and for the principal and interest represented by the two loan agreements. The Company is not subject to any contractual penalties in the event that any such registration statement is not timely filed or not declared effective by the SEC by any specific date.

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

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

8.  EQUITY TRANSACTIONS

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock with a par value of $0.0001 per share. As of February 29, 2008, 6,692,857 shares of Preferred Stock were issued and outstanding.

Fiscal 2007

During the year ended February 28, 2007, the Company issued 5.37 million shares of its Series A convertible preferred stock (with a par value of $0.0001 per share) and certain warrants to purchase its common stock for a total purchase price of $6,670,000. See Accounting for the Preferred Stock Transaction below.

Fiscal 2008

In November, 2007, an investor who previously purchased 2.75 million shares of the Company’s Preferred Stock and received warrants to purchase common stock in October and November 2006, exercised certain J warrants and received 1,750,000 shares of the Company’s preferred stock in exchange for a cash payment of $1.75 million.

On December 19, 2007, the Company agreed to sell a maximum of 2.2 million shares of its Preferred Stock and certain warrants to purchase its common stock for a total maximum purchase price of $3 million, resulting in net proceeds of approximately $2.7 million. See Accounting for the Preferred stock Transaction below.

Under the terms of the Agreement, the Company issued warrants to the holders of the Preferred Stock; some of these warrants are contingently exercisable only under certain conditions. Each warrant entitles the holder to purchase Company common stock based on a percentage of the shares of common stock issuable upon conversion of the Preferred Stock (the “Conversion Shares”). The Series A and B warrants each entitle the holder to purchase 75% of the Conversion Shares at an exercise price of $1.00 and $1.50 per share, respectively; such warrants vested and became exercisable upon issuance. The Series J warrants permits the holder to acquire 100% of the Conversion Shares at an exercise price of $2.00 per share, provided that the stockholder has purchased Preferred Stock in a minimum amount of $2 million. The J warrants allow the Investors to purchase the number of shares of Series B-2 Convertible Preferred Stock equal to one hundred percent (100%) of the number of Series B Preferred Shares purchased by each Purchaser.  The Series B-2 Convertible Preferred Stock are convertible into shares of the Company’s common stock on the basis of two shares of common stock for each share of Series B-2 Convertible Preferred Stock. The purchase price is $2.00 for each share of Series B-2 Convertible Preferred Stock. If the Series J warrants are exercised, the Series C and D warrants become exercisable. The latter would each permit the holder to purchase (at an exercise price of $1.25 and $1.75 per share, respectively) a number of shares equal to that obtained by exercising the J warrant. These warrants expire as follows: the Series J warrants in December 2008 and the other warrants in December 2013.  The Company has granted registration rights (the “Registration Rights Agreement”) for the common stock underlying both the aforementioned warrants and the Preferred Stock.

Accounting for the Preferred Stock Transactions

The Company evaluates its Preferred Stock and Warrants on an ongoing basis considering the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for issuers of financial instruments with characteristics of both liabilities and equity related to the classification and measurement of those instruments  The Preferred Stock conversion and redemption features and Warrants are evaluated considering the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, and considering EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  Additionally, the Company tests for the existence of a beneficial conversion feature in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” The Company records the amount of any BCF, calculated in accordance with these accounting standards, whenever it issues convertible instruments that have conversion features at fixed rates that are in the money using the effective per share conversion price when issued.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

8.  EQUITY TRANSACTIONS (continued)

The 10/13/06 Equity Financing Transactions

On October 13, 2006 the Company entered into certain equity transactions with an unrelated entity and certain creditors. The aforementioned unrelated entity is sometimes hereinafter referred to as the “Investor.”

The Company agreed to sell a maximum of 5.5 million shares of its Series A Preferred Stock and certain warrants to purchase its common stock for a total maximum purchase price of $5.5 million. The Series A Preferred Stock is convertible into shares of the Company’s common stock based on a formula (see the next paragraph) set forth in the Series A Agreement. The Preferred Stock has a liquidation preference of $1.00 per share, and a cumulative annual cash dividend equal to 8% of the Liquidation Preference Amount. Accrued dividends are generally payable only in the event of the dissolution, liquidation or winding up of Astrata Group, or upon conversion of the Series A Preferred Stock.

Each share of Series A Preferred Stock is convertible into a number of shares of the Company’s common stock equal to the quotient that results from dividing $1.00 by the “Conversion Price.” As defined in the Series A Certificate of Designation, the Series A Preferred Stock Conversion Price is a maximum of $0.50 per share except for adjustments relating to stock splits and stock combinations. The Conversion Price is subject to anti-dilution adjustments for reorganizations, mergers, consolidations, certain dividends and other corporate events set forth in the Series A Certificate of Designation. Issuances of the Company’s common stock for reasons other than those described in the preceding sentence at a per-share price less than the then-current Conversion Price will generally trigger a downward adjustment of the Series A Conversion Price, with a minimum adjusted price of $0.40 per share. However, granting stock options or other equity instruments under the Company’s employee/director stock option plan and the exercise of any such equity instruments will not result in adjustment of the Conversion Price.

Under the terms of the Series A Agreement, the Company issued common stock warrants (the “Series A Common Stock Warrants”) to the holders of the Series A Preferred Stock; some of these warrants are contingently exercisable only under certain conditions. Each warrant entitles the holder to purchase Company common stock based on a percentage of the shares of common stock issuable upon conversion of the Series A Preferred Stock (the “Series A Conversion Shares”). The Series A and B warrants each entitle the holder to purchase 75% of the Series A Conversion Shares at an exercise price of $1.00 and $1.50 per share, respectively; such warrants vested and became exercisable upon issuance. The Series J warrants permits the holder to acquire 100% of the Series A Conversion Shares at an exercise price of $0.50 per share, provided that the stockholder has purchased Series A Preferred Stock in a minimum amount of $2 million. If the Series J warrants are exercised, the Series C and D warrants become exercisable. The latter would each permit the holder to purchase (at an exercise price of $1.00 and $1.50 per share, respectively) a number of shares equal to that obtained by exercising the J warrant; as of February 29, 2008, 4,500,000 of the J warrants had been exercised. These warrants expire as follows: the Series J warrants in October 2008 and the other warrants in October 2011.

The 12/19/07 Equity Financing Transactions

The Company agreed to sell a maximum of 2.2 million shares of its Series B Preferred Stock and certain warrants to purchase its common stock for a total maximum purchase price of $3 million, resulting in net proceeds of approximately $2.7 million. The Series B Preferred Stock is convertible into shares of the Company’s common stock based on a formula set forth in the Series B Convertible Preferred Stock Purchase Agreement dated December 19, 2007 (the “Series B Agreement”). The Series B Preferred Stock has a liquidation preference of $1.40 per share and a cumulative annual cash dividend equal to 8% of the Liquidation Preference Amount.

Each share of Series B Preferred Stock is convertible into a number of shares of the Company’s common stock equal to the quotient that results from dividing $1.40 by the “Conversion Price.” As defined in the Series B Certificate of Designation, the Series B Conversion Price is a maximum of $0.70 per share except for adjustments relating to stock splits and stock combinations. The Conversion Price is subject to anti-dilution adjustments for reorganizations, mergers, consolidations, certain dividends and other corporate events set forth in the Series B Certificate of Designation. Issuances of the Company’s common stock for reasons other than those described in the preceding sentence at a per-share price less than the then-current Conversion Price will generally trigger a downward adjustment of the Conversion Price. However, granting stock options or other equity instruments under the Company’s employee/director stock option plan and the exercise of any such equity instruments will not result in adjustment of the Conversion Price.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

8.  EQUITY TRANSACTIONS (continued)

Under the terms of the Series B Agreement, the Company issued warrants to the holders of the Series B Preferred Stock; some of these warrants are contingently exercisable only under certain conditions. Each warrant entitles the holder to purchase Company common stock based on a percentage of the shares of common stock issuable upon conversion of the Series B Preferred Stock (the “Series B Conversion Shares”). The Series A and B warrants each entitle the holder to purchase 75% of the Series B Conversion Shares at an exercise price of $1.00 and $1.50 per share, respectively; such warrants vested and became exercisable upon issuance. The Series J Preferred Stock warrants (once exercised) permits the holder to acquire 100% of the Series B Conversion Shares at an exercise price of $2.00 per share, provided that the stockholder has purchased Series B Preferred Stock in a minimum amount of $2 million. The Series J Preferred Stock warrants allow the holders to purchase the number of shares of Series B-2 Convertible Preferred Stock equal to one hundred percent (100%) of the number of Series B Preferred Shares purchased.  The Series B-2 Convertible Preferred Stock is convertible into shares of the Company’s common stock on the basis of two shares of common stock for each share of Series B-2 Convertible Preferred Stock. The purchase price is $2.00 for each share of Series B-2 Convertible Preferred Stock. If the Series J Preferred Stock warrants are exercised, the Series C and D warrants become exercisable. The latter would each permit the holder to purchase (at an exercise price of $1.25 and $1.75 per share, respectively) a number of shares equal to that obtained by exercising the Series J Preferred Stock warrant. These warrants expire as follows: the Series J warrants in December 2008 and the other warrants in December 2013.

The Series A Preferred Stock, Series B Preferred Stock and Series B-2 Preferred Stock (collectively, the “Preferred Stock”) agreements contain nearly identical terms.

The agreements covering the Series A Common Stock Warrants, Series B Common Stock Warrants and the Series B-2 Preferred Stock Warrants (collectively, the “Warrants”) contain nearly identical terms.

The Preferred Stock ranks senior in liquidation and dividend preferences to the Company’s common stock.  Subject to certain exceptions, the conversion ratio is subject to customary anti-dilution adjustments and anti-dilution adjustments if the Company subsequently issues certain equity securities at a price equivalent of less than stated per share conversion price.  The Company has no present intention to issue equity securities at a price equivalent of less than any stated per share conversion price.

The Preferred Stockholders are afforded numerous customary protective provisions with respect to certain actions that may only be approved by holders of a majority of the shares of Preferred Stock.  As set forth in the Certificates of Designation of the Relative Rights and Preferences of the Series A and B Convertible Preferred Stock of Astrata Group Incorporated (the “Certificates of Designation”), the affirmative vote of at least 75% of the outstanding shares of Preferred Stock is required in order for the Company to take certain corporate actions, including all of the following: (a) authorize/issue/increase the authorized or issued shares of any class of capital stock (including the Preferred Stock) ranking equally with or senior to the Preferred Stock as to the distribution of assets upon liquidation or dissolution of the Company; (b) amend the provisions of the Preferred Stock in a manner that could adversely affect any right, preference or voting power of the Preferred Stock; (c) repurchase, redeem or pay dividends on any shares of capital stock that are junior to the Preferred Stock (other than existing contractual redemption obligations); (d) amend the articles of incorporation or by-laws in a manner that could affect the Preferred Stock as described in “b” above; (e) pay dividends to the owners of any class of capital stock that is junior to the Preferred Stock before paying all accrued dividends then owed to the holders of the Preferred Stock; and (f) materially change the nature of the Company’s business.

Other than as described in the immediately preceding paragraph, the Preferred Stock generally does not have any voting rights.

The Company is also required at all times to reserve and keep available out of its authorized but unissued shares of Common Stock, 150% of such number of shares of Common Stock sufficient to effect the conversion of all outstanding shares of Preferred Stock and Warrants.

If a holder of the Preferred Stock redeems shares upon the occurrence of a Major Transaction or Triggering Event described in the agreements, the Company has the sole option to redeem the preferred shares with cash or common stock except cash redemption is required in the event that the Company fails to deliver its common stock upon appropriate presentation of preferred shares for conversion within 10 business days after presentation.  In addition, cash redemption is required in the case of liquidation of the Company.  In the case of a holder’s redemption upon a triggering event, the Company is required to redeem the Preferred Stock at a price per share of 120% of the Liquidation Preference Amount, plus accrued dividends and liquidated damages, if any.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

8.  EQUITY TRANSACTIONS (continued)

If the Company fails to perform or meet certain requirements of the agreements stated fees or damages accrue to the holders of the Preferred Stock.  If the Company fails to timely redeem or convert Preferred Stock submitted for redemption or conversion, damages in the form of interest is charged at a rates ranging from 0.05% to 2.0% per month on the full redemption or conversion amounts, as described in the agreements.

If the redemption price upon the occurrence of a Major Transaction or a Triggering Event is paid in shares of Common Stock and such shares have not been previously registered on a registration statement under the Securities Act, a holder of the Preferred Stock may make a written request for registration under the Securities Act of all of its shares of common stock issued upon such Major Transaction or Triggering Event.  The Company is required to use its reasonable best efforts to cause to be filed and declared effective as soon as reasonably practicable a registration statement, providing for the sale of all of the shares of common stock issued upon such Major Transaction or Triggering Event by such holder.  The Company agrees to use its reasonable best efforts to keep any such registration statement continuously effective for resale of the common stock.

Accounting Analysis of Preferred Stock

SFAS No. 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances):  A financial instrument issued in the form of shares that is mandatorily redeemable—that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur.  However, SFAS No. 150 provisions do not apply if redemption is required to occur only upon the liquidation or termination of the reporting entity. The Preferred Stock contains no unconditional obligation requiring redemption.  SFAS No. 150 also requires unconditional obligations in the form of shares that the issuer must or may settle by issuing a variable number of shares to be classified as a liability.  The Preferred Stock contains no unconditional obligations that may be settled in a variable number of shares.  The Preferred Stock contains redemption features if a Major Transaction or Triggering Event were to occur, that may be settled in cash or shares, at the Company’s option or solely within the Company’s control.  These transactions are not certain to occur and are not unconditional.  Accordingly, the Company has determined that the Preferred Stock is not within the scope of SFAS No. 150.

The Company has determined that the Preferred Stock is appropriately classified as permanent equity in accordance with EITF Abstracts, Topic D-98, “Classification and Measurement of Redeemable Securities” (“Topic D-98”).  Commission Regulation S-X, Article 5-02.28 requires securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable upon the occurrence of an event that is not solely within the control of the issuer.  Topic D-98 excludes a cash redemption upon final liquidation as an event requiring classification outside of permanent equity.  Certain events described below require cash redemption of the Preferred Stock; however, the Company is in sole control of these events. Upon any required conversion the Company has the ability to deliver unregistered common shares, in addition, there are adequate authorized and unissued shares of common stock to cover conversion of all outstanding instruments.

The Company also evaluated the conversion feature as a potential embedded derivative in accordance with SFAS No. 133 and determined that accounting as an embedded derivative is not required with respect to its Preferred Stock.  The economic characteristics and risks of the conversion feature are considered clearly and closely related to the economic characteristics and risks of the preferred stock host contract and therefore should not be separated from the host contract and accounted for as a derivative under SFAS No. 133.

SFAS No. 133 provides guidance on derivative instruments and contracts that do not in their entirety meet the definition of a derivative instrument but may contain “embedded” derivative instruments.  The Statement requires that an embedded derivative instrument be separated from the host contract and accounted for as a derivative instrument if specified criteria are met.  The Statement also indicates the necessary criteria for bifurcation including (i) that the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, as well as (ii) that a separate instrument with the same terms as the embedded derivative instrument would be a derivative instrument subject to the requirements of the Statement.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

8.  EQUITY TRANSACTIONS (continued)

SFAS No. 133 paragraph 61 (l) provides guidance on evaluating convertible preferred stock and requires that the terms of the preferred stock (other than the conversion option) be analyzed to determine whether the economic characteristics and risks are more akin to a debt or an equity instrument.

The Company has evaluated the conversion features and determined that the economic characteristics and risks are clearly and closely related to the host primarily because the host contract is a perpetual interest and there are no collateral requirements or creditor rights in the instruments.

The conversion features in the Preferred Stock meet the conditions specified in paragraphs 6-10 of SFAS No. 133 to be considered a potential embedded derivative instrument.  However, management believes the conversion features should not be considered derivative instruments based on the guidance in paragraph 12 (a) of SFAS No. 133.  Management also evaluated the various conversion and redemption terms in the Preferred Stock agreements to determine all embedded features are equity instruments and thereby excluded from the scope of SFAS No. 133.

EITF Issue No. 00-19 provides guidance in determining whether an embedded derivative would be classified in stockholders’ equity in accordance with SFAS No. 133 if it were freestanding.  In analyzing the conditions necessary for equity classification in paragraphs 12-32 of EITF Issue No. 00-19, the Company considered the following:

•	There are no provisions in the Preferred Stock that could require net-cash settlement, except in circumstances in which holders of the underlying shares also would receive cash,
•	The Company may settle the contract in unregistered shares,
•	There are no penalties for alternative settlements,
•	The number of shares issuable under the conversion option are fixed,
•
There are sufficient authorized and unissued shares available to settle the contract after consideration of all other commitments that may require the issuance of stock during the maximum period the contract could remain outstanding,

•	There are no required cash payments to the holders of Preferred Stock in the event the Company fails to make timely filings with the SEC,
•	There are no “make whole” or “top-off provisions”,
•	There are no provisions in the conversion option indicating rights that rank higher than those of the common stockholders, and
•	There is no requirement to post collateral.

The Company also considered that the Preferred Stock contains anti-dilution provisions and provisions that are solely within the control of the Company.  EITF Issue No. 00-19, states that instruments that contain “standard” anti-dilution provisions would not preclude a conclusion that the instrument is convertible into a fixed number of shares.  Standard anti-dilution provisions are those that result in adjustments to the conversion ratio in the event of an equity restructuring transaction (as defined) that are designed to maintain the value of the conversion option.  The Preferred Stock also contains a provision that if the Company makes certain equity issuances in the future at a price lower than the conversion price, the conversion ratio would also be adjusted for dilution.  However, the Company is required at all times to maintain adequate authorized and unissued common shares to effect conversion of its convertible securities and warrants and must control the number of shares issuable on conversion, additionally, the Company has no plans to make such future equity offerings.  The Preferred Stock also contains a buy-in provision that in the event the Company fails to deliver to the holder the required number of shares within 3 business days of a proper exercise, the Company may be required to pay the difference between the market value of the shares at the exercise date and the conversion price.  In addition, as noted above the Preferred Stock contains certain penalty and interest provisions in the event the Company fails to timely convert.   However, the Company is solely in control of the events required to satisfy the exercise of the conversion option with authorized and unregistered shares as required by the agreements.

Accordingly, the Company believes it controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the conversion and redemption features and meets the conditions necessary for equity classification in accordance with EITF Issue No. 00-19 and qualifies for the paragraph 12 scope exception in SFAS No. 133.  Therefore, the embedded conversion option or redemption features are not bifurcated from the host and accounted for as derivative instruments.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

8.  EQUITY TRANSACTIONS (continued)

Warrants

The Warrants contain cashless exercise features which could require the Company to issue fewer shares to the holder if an effective registration statement covering the shares under warrant is not in effect, but without cash payment, under a net-share settlement formula.  The number of shares issuable under the cashless exercise feature is based on a formula that considers the excess of the market value of the Company’s common stock on the exercise date over the stated exercise price, as defined in the Warrants.  The exercise price and number of Warrant Shares issuable upon exercise of the Warrants are subject to adjustment from time to time for (i) stock dividends and splits, (ii) certain other distributions to common stockholders including cash and other rights or securities, and (iii) specified transactions including recapitalization, reorganization, reclassification, consolidation, merger or sale. In the case of such specified transactions, the Warrant holders will generally be entitled to rights equivalent to the common shareholders as if the Warrant Shares were issued immediately prior to the specified transaction. In addition, the holder of the Warrant may elect to receive shares of common stock based on an adjusted market value of the common stock prior to the specified transaction, or a cash payment equal to the value of the Warrant. The Warrants also provide that if the Company issues or sells additional shares of common stock in subsequent equity sales or issues certain common stock equivalents at a price below the Warrant exercise price then in effect, then the Warrant price shall be adjusted to the price equal to the consideration paid for such additional shares or the conversion price of common stock equivalents (the “Reset Provisions”).

Each holder of the Warrants is either an “accredited investor” as defined in Rule 501(a) under the Securities Act.  The Warrants may be transferred by the original holder provided such transfer is in compliance with securities laws, as described.  The Warrants also contain provisions that allow the Company to redeem any unexercised portion of Warrant shares for $0.0001per share in cash after 20 consecutive days of trading at or above a stated per share price ranging from $4.00 to $5.00, with minimum daily trading volume of 50,000 shares, and provided that an effective registration statement has been in effect and certain other conditions are met.

Prior to exercise of the Warrants, the holders are not entitled to any rights of a shareholder with respect to the Warrant Shares.  In addition, under the terms of the Warrants, the Company is required at all times to reserve and keep available out of the aggregate of its authorized but unissued and otherwise unreserved common stock, adequate shares for the purpose of enabling it to issue Warrant Shares upon exercise of the Warrants.

Accounting Analysis of Warrants and Beneficial Conversion Features

In order to assess the accounting treatment of the Warrants, management considered the provisions of SFAS No. 150 and determined the Warrants are not within the scope of SFAS No. 150.  Under SFAS No. 150 obligations that are not in the form of shares, that, at inception, embody an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets, are classified as liabilities.  SFAS No. 150 also applies to financial instruments that embody an obligation that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following:

•	A fixed monetary amount known at inception, for example, a payable settle-able with a variable number of the issuer’s equity shares;
•
Variations in something other than the fair value of the issuer’s equity shares, for example, a financial instrument indexed to the S&P 500 and settle-able with a variable number of the issuer’s equity shares; or

•	Variations inversely related to changes in the fair value of the issuer’s equity shares, for example, a written put option that could be net share settled.

The Warrants contain neither an obligation to repurchase shares nor are they indexed to such an obligation.  In addition, the Warrants do not contain an obligation that must or may be settled with a variable number of shares based on a fixed monetary amount known at inception or other variations noted above.  Accordingly, the Warrants are not within the scope of SFAS No. 150.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

8.  EQUITY TRANSACTIONS (continued)

Management also analyzed the terms of the Warrants and considered the provisions of paragraphs 10 through 32 of EITF Issue No. 00-19 which discuss the conditions necessary for a derivative indexed to, and potentially settled in, a company’s own stock to be classified in shareholders’ equity.  Management’s determination that the Warrants are appropriately classified as shareholders’ equity included the following principal considerations:

•	The Company can settle the Warrants in unregistered shares,
•
The Company has sufficient authorized but unissued shares of common stock available to settle the Warrants after considering all other commitments that may require the issuance of shares of common stock during the period the Warrants could remain outstanding

•	There is no requirement in the Warrants to post collateral at any point or for any reason,
•	There are no required cash payments to the Warrant holders,
•	There are no penalties for alternative settlements,
•	There are no required cash payments to the holders of Preferred Stock in the event the Company fails to make timely filings with the SEC,
•	There are no “make whole” or “top-off provisions”,
•	There are no provisions in the Warrants that indicate the Warrant holders have rights that rank higher than those of the shareholders of the common stock underlying the Warrants, and
•
The change in control provision included in the Warrants requires that the Warrant holders receive or deliver upon settlement the same form of consideration as holders of the shares of common stock underlying the Warrants.

In accordance with paragraph 8 of EITF Issue No. 00-19, contracts with no net-cash settlement feature that require that the Company deliver shares as part of a physical settlement or a net-share settlement should be initially measured at fair value and reported in permanent equity, assuming additional conditions for equity classification are met.  The cashless, net-share settlement features were analyzed under EITF Issue 00-19 guidelines and because the maximum number of shares that could be required to be delivered under the features is limited to the total number of shares under the warrants, and since the Company has sufficient available authorized and unissued shares to settle the total number of shares under warrant, it was determined that the Company controls the net-share settlement, and thus equity treatment is appropriate if other requirements are met.

Management also considered that the Warrants contain standard anti-dilution provisions and provisions that are solely within the control of the Company.  In the event of specified transactions including recapitalization, reorganization, reclassification, consolidation, merger or sale, transfer or sale of all or substantially all assets, wherein the holders of the Warrants may elect to receive shares based on a formula using an adjusted market value of the Company stock or, in some cases may elect to receive the Warrant value in cash, the Company is in sole control of the specified transactions. The Warrant Reset Provision could increase the number of shares issuable in the event of certain equity issuances in the future.  However, the Company is required at all times to maintain adequate authorized and unissued common shares to effect the exercise of its convertible securities and warrants and must control the number of shares issuable on conversion, additionally, the Company has no plans to make such future equity offerings.  The Warrants also contain a buy-in provision that in the event the Company fails to deliver to the Warrant holder the required number of shares upon exercise, the Company may be required to pay the difference between the market value of the shares at the exercise date and the conversion price.  As the Company may settle the warrant shares at any time with authorized and unregistered shares and delivery is solely in the control of the Company, this provision is similar to giving the Company the option to settle a warrant exercise in shares or in cash.

Accordingly, management believes it controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the Warrants and meets the conditions necessary for equity classification in accordance with EITF Issue No. 00-19.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

8.  EQUITY TRANSACTIONS (continued)

The Company calculated the fair value of Warrants issued with the Preferred Stock using the Black Scholes valuation method. The total proceeds received from the sale of the Preferred Stock and the Warrants is allocated among these financial instruments based on their relative fair values. The discount arising from assigning a portion of the total proceeds to the Warrants issued is recognized as a deemed dividends to the holders of the Preferred Stock from the date of issuance to the conversion dates using the effective yield method. Additionally, the Company tested for the existence of a BCF in accordance with EITF 98-5 and EITF No. 00-27 and recorded the amount of the BCF calculated in accordance with these accounting standards, as the Preferred Stock conversion features were in-the-money calculated using the effective per share conversion price when issued.  The calculated amount of the BCF is accounted for as a contribution to additional paid-in capital and as a discount to the Preferred Stock that is recognized as deemed dividends from the date of issuance to the conversion dates using the effective yield method.

In accordance with EITF 00-27 the proceeds received in a financing transaction that includes a convertible instrument must first be allocated to the convertible instrument and any other detachable instruments included in the exchange (such as detachable warrants) on a relative fair value basis. Then, the EITF 98-5 model must be applied to the amount allocated to the convertible instrument, and an effective conversion price should be calculated and used to measure the intrinsic value, if any, of the embedded conversion option.  Accordingly, management allocated the proceeds of the financings based on the relative fair value of the Preferred Stock and the Warrants at the commitment dates.  The fair values of the Warrants were determined using the Black Scholes valuation method with assumptions appropriate as of the commitment dates.  The fair value of the Preferred Stock was based on the closing price of the Company’s common stock on the commitment dates and the number of common shares issuable upon conversion based on the initial conversion ratio.  In accordance with paragraph 8 of EITF 00-27, the initial stated conversion price (and ratio) per convertible preferred share is used in the calculation, as it is the most favorable conversion price that would be in effect at the conversion date, assuming there are no changes to the current circumstances except for the passage of time.

Management then evaluated whether the embedded conversion options within the Preferred Stock is beneficial (has intrinsic value) to the holders. The effective conversion price (that is, the allocated proceeds divided by the number of shares to be received on conversion) was compared to the stated conversion price to determine if the conversion option had intrinsic value.  For purposes of calculating the allocated proceeds and effective conversion prices the guidance in paragraph 22 of EITF 00-27 was considered and accordingly the costs of issuing the Preferred Stock (including the “fee warrants”) did not affect the calculation of the intrinsic value of the embedded conversion options, and issuance costs were not offset against the proceeds received in the issuance in calculating the intrinsic value of a conversion option.  In addition, the intrinsic value of the conversion option (ie, the BCF) is limited to the proceeds allocated to the convertible instrument.

The BCF’s were calculated as the intrinsic value of the embedded conversion options or the excess of the total conversion value calculated at the stated conversion price over the total conversion value calculated at the effective conversion price.  Management recorded the amount of the BCF’s as deemed dividends on the dates of issuance.  The deemed Preferred Stock dividends were recorded to additional paid in capital rather than retained earnings because the Company has an accumulated deficit, in addition the dividends were amortized on the issuance dates because the Warrants were exercisable upon issuance.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

8.  EQUITY TRANSACTIONS (continued)

Issuance of Common Stock and Other Equity Instruments

Fiscal 2008

In May, 2007, an investor who previously purchased 2.75 million shares of the Company’s Preferred Stock and received warrants to purchase common stock in October and November 2006, exercised certain J warrants and received 2 million shares of the Company’s restricted common stock in exchange for a cash payment of $1 million and issuance by the Company of a V warrant with the following terms: exercisable into 1.2 million shares of restricted common stock at $1.35 per share, with a contractual life of five years.

In May, 2007, the Company issued 1,340,000 shares of its restricted common stock for the conversion of 670,000 shares of preferred stock.

In May, 2007, the Company issued 94,520 shares of common stock for the exercise of employee stock options and received cash proceeds of approximately $0.1 million.

In May, 2007, the Company also issued 2,145,000 shares of its restricted common stock in exchange for services provided by employees. Such shares were valued at approximately $1,844,700 and included in sales, general and administrative expenses in the fiscal 2008 consolidated statement of operations (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price).

In April 2007, in connection with the Contract discussed in Note 5, the Company’s board of directors approved the issuance of 3,271,424 shares of restricted common stock to certain employees, officers and directors which will vest as follows: 1,635,712 shares upon the completion and delivery of certain proprietary Telematics systems; and 1,635,712 upon the delivery of all remaining proprietary Telematics systems to the customer.  The individuals entitled to such award must be employed by the Company on the vesting dates. Based on a discounted market price (to account for the fact that the common stock would be restricted), the total grant-date estimated fair value of the stock awards approximated $2.8 million.  Because vesting is conditioned upon both; (i) continued employment (or continued membership on the Company’s board of directors) of the grantee and (ii) contract performance, which management feels it is probable these two conditions will be met. The Company has included this cost within the project cost estimates for the Contract.   Of the 3,271,424 shares of restricted common stock referred to above, at February 29, 2008 all shares remain unvested.

During the year ended February 29, 2008, the Company issued an aggregate of 2,011,975 shares of its unrestricted common stock in exchange for services provided by consultants.  Such shares were valued at approximately $1.5 million (estimated to be the fair value based on the trading prices on the issuance dates).

During the year ended February 29, 2008 the Company issued 280,950 shares of its restricted common stock in settlement of certain liabilities. Such shares were valued at approximately $241,000 (estimated to be the fair value based on the six month volume weighted average price on the issuance date).

During the year ended February 29, 2008 the Company issued an aggregate of 810,500 shares of its restricted common stock in an employee stock award.  Such shares were valued at approximately $505,000 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price).

During the year ended February 29, 2008 the Company issued an aggregate of 943,000 shares of its restricted common stock as employee performance awards.  Such shares were valued at approximately $577,000 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price).

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

8.  EQUITY TRANSACTIONS (continued)

Issuance of Common Stock and Other Equity Instruments (continued)

Fiscal 2007

During the year ended February 28, 2007, the Company issued 603,356 shares of its common stock to satisfy a liability for services provided by consultants. Such shares were valued at approximately $913,000 (estimated to be the fair value based on the trading price on the issuance date). The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

During the year ended February 28, 2007, the Company issued 303,636 shares of its restricted common stock in exchange for services provided by consultants. Such shares were valued at approximately $265,000 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price). The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

During the year ended February 28, 2007, the Company issued 273,589 shares of its common stock to satisfy liabilities for services provided by suppliers and employees. Such shares were valued at approximately $320,000 (estimated to be the fair value based on the trading price on the issuance date).

During the year ended February 28, 2007, the Company also issued 311,197 shares of its restricted common stock in exchange for services provided by an employee. Such shares were valued at approximately $305,000 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price).  The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

During the year ended February 28, 2007, the Company also issued 83,325 shares of common stock (valued at approximately $108,000 based on the trading price on the issuance date) for the exercise of employee stock options.

During the year ended February 28, 2007, the Company issued 832,867 shares of its restricted common stock in exchange for registration rights penalties.  Such shares were valued at approximately $838,000 (estimated to be the fair value based on the trading price on the issuance date, with a 15% discount from the market price).  The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

During the year ended February 28, 2007, the Company issued 3,800,000 shares of its restricted common stock for the conversion of 1,900,000 shares of preferred stock.  The transactions described in this paragraph constituted exempt offerings under Section 4(2) of the Securities Act.

Warrants

During the year ended February 28, 2007, in relation to a preferred stock transaction, the Company issued 32,660,000 warrants each to purchase one share of restricted common stock at exercise prices ranging from $1.00 to $1.02 in connection with the financing arrangements and private placements, with a contractual life of two to six years.

During the year ended February 29, 2008, in relation to a preferred stock transaction, the Company issued 13,292,001 warrants each to purchase one share of restricted common stock at exercise prices ranging from $1.00 to $2.00 in connection with the financing arrangements, with a contractual life’s of one to five years.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

8.  EQUITY TRANSACTIONS (continued)

Warrants (continued)

The number of outstanding and exercisable warrants as of February 29, 2008 is provided below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding at February 28, 2006	2,360,613	$3.45
Granted	32,660,000	1.02
Exercised	-	-
Cancelled or forfeited	(248,428)	4.42
Outstanding at February 28, 2007	34,772,185	1.16
Granted	13,292,001	1.47
Exercised	(5,500,000)	0.50
Cancelled or forfeited	(390,720)	1.75
Outstanding at February 29, 2008	42,173,466	$1.41	3.9

Exercisable at February 29, 2008	42,173,466	$1.41	3.9

The following table summarizes information concerning outstanding and exercisable warrants at February 29, 2008:

		Weighted
		Average
	Number of	Remaining	Weighted	Exercisable	Weighted
	Warrants	Contractual Live	Average	As of	Average
Range of Exercise Prices	Outstanding	(in Years)	Exercise Price	February 29, 2008	Exercise Price
$0.50	560,000	1.0	$0.50	560,000	$0.50
$1.00	15,705,143	3.9	$1.00	15,705,143	$1.00
$1.25	2,357,143	5.8	$1.25	2,357,143	$1.20
$1.35	1,200,000	4.1	$1.35	1,200,000	$1.35
$1.40	214,286	5.8	$1.40	214,286
$1.50	15,514,643	1.0	$1.50	15,514,643	$1.50
$1.75	2,357,143	5.8	$1.75	2,357,143	$1.75
$2.00	2,837,143	1.1	$2.00	2,837,143	$2.00
$3.50	1,158,965	2.0	$3.50	1,158,965	$3.50
$5.00	269,000	1.9	$5.00	269,000	$5.00
	42,173,466	3.9	$1.41	42,173,466	$1.41

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

8.  EQUITY TRANSACTIONS (continued)

Ratcheting

The combined effect of the adjustments described in this footnote and of similar adjustments relating to previous transactions relating to other warrants issued are summarized as follows:

		Exercise or Conversion Price Per Share
		Original	Adjusted
		Price	Price

269,000	warrants outstanding at February 2005	$5.00	$2.47
1,158,965	warrants issued April/May 2005	3.50	1.90
480,000	warrants issued October/November 2005	2.00	1.27
93,500	warrants issued October 2005	1.50	1.05
13,020,000	warrants issued October-January 2007	1.50	0.61
13,020,000	warrants issued October-January 2007	1.00	0.61
1,200,000	warrants issued May 2007	1.35	0.61
44,000	warrants issued November 2007	1.50	1.42
48,000	warrants issued November 2007	1.00	0.97
2,357,143	warrants issued December 2007	1.75	0.70
2,357,143	warrants issued December 2007	1.50	0.70
2,357,143	warrants issued December 2007	1.25	0.70
2,357,143	warrants issued December 2007	1.00	0.70

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

The exercise price of incentive stock options granted under the 2004 Plan must be at least equal to the fair market value of the common stock on the grant date. As to any participant who owns shares representing more than 10% of the voting power of all classes of the Company’s outstanding capital stock, the exercise price of any incentive or non-statutory stock options must be equal to at least 110% of the fair market value on the grant date, and the maximum term of such options may not exceed five years.  Upon a merger of the Company, the options outstanding under the 2004 Plan will terminate unless assumed or substituted for by the successor corporation.   At February29, 2008, their remains 108,500 options exercisable with a weighted average exercise price of $5.00 and a weighted average remaining contractual life of 1.8 years.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

9.  OTHER COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination or breach of contract incidental to the ordinary operations of the business. The Company is not currently involved in any litigation which management believes could have a material adverse effect on the Company’s consolidated financial position or results of operations.

Operating Leases

As of February 29, 2008, the Company occupies facilities under operating lease agreements expiring on various dates through August 2010. Certain leases include future rental escalations and renewal options. As of February 29, 2008, minimum payments under operating leases approximated the following for the fiscal years ending:

February 28, 2009	$65,096
February 28, 2010	4,864

$69,960

Rent expense approximated $107,000 and $151,000 for the years ended February 29, 2008 and February 28, 2007, respectively.

Registration Rights Penalties

The Company is contractually liable for certain penalties because its registration statement was not filed (or expected to be declared effective by the SEC) by the deadline dates.  Based on the current estimate of the filing and effective dates of such registration statement and the contractual deadlines, as of February 29, 2008, the Company has accrued estimated penalties and related interest of approximately $0.6 million.  Registration rights penalties related to equity financing transactions have been accounted for in accordance with EITF 00-19-2.

Accrued Interest Expense

A number of directors, officers, employees and consultants have deferred salaries, fees and/or expenses for significant periods of time to support the Company.  During November 2007, the Board of Directors authorized a 1% per month simple interest on balances that remained outstanding for over six months.  For the year ended February 29, 2008, we accrued interest payable and expensed approximately $0.5 million included within interest expense in the accompanying fiscal 2008 consolidated statement of operations.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

9.  OTHER COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreements

With the approval of the Board of Directors, on October 7, 2005 the Company entered into employment agreements with its Executive Chairman of the Board (“Harrison”) and its Chief Executive Officer (“Euler”). Under the terms of such agreements, these employees are entitled to annual salaries as follows: Harrison: (British pounds) GBP 140,000; and Euler: $215,000. These agreements provide for an annual performance bonus of up to 100% of the employee’s base salary, subject to approval by the Compensation Committee of the Board of Directors. The Compensation Committee was established by the Board of Directors on October 7, 2005.

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

On September 1, 2006, the Company entered into an employment agreement with Hoyt Layson, Jr. as our Chief Technical Officer.  Under the terms of such agreement, the employee is entitled to annual salary of approximately $153,000.  The agreement provides for an annual performance bonus of up to 50% of base salary plus a cost of living allowance of approximately $32,000 and a car allowance of approximately $20,000.  The agreement includes vacation and health care benefits.  The agreement may be terminated by the Company at any time without cause with thirty day written notice with a severance allowance of six months of salary.

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

If and when Astrata SA is dissolved and all of its assets are sold, the settlement described above is subject to upward adjustment (on a pro rata basis) to the extent of any cash remaining after paying all of Astrata SA’s other creditors.  As there were insufficient funds to pay all Astrata SA’s creditors in full, no funds remain for further distribution.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

10. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

Because of the discontinued operations described in Note 11, revenues (from continuing operations) reported in the accompanying consolidated statements of operations relate exclusively to the Company’s Telematics operations. Thus, management has not reported the segment information otherwise required by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

Until June 2006, the Company operated in two reportable segments, Geomatics and Telematics.  The Company exited the Geomatics segment in June 2006 and has since operated in only one segment.

Telematics

Products, accessories and services related to the business of remote monitoring of assets (including track-and-trace) whereby position, attributes, status and communication are involved.

Certain condensed geographic information is presented below including property and equipment, revenues, gross profit (loss) and operating loss:

As of and for the year ended February 28, 2007:

			Gross	Operating	Operating
		Revenue	Profit (Loss)	Expenses	Income (Loss)
Asia		$3,029,370	$2,093,202	$2,072,534	$20,668
United States		-	-	5,020,018	$(5,020,018)
Western Europe		442,650	(503,565)	1,118,964	$(1,622,529)
Total		$3,472,020	$1,589,637	$8,211,516	$(6,621,879)

As of and for the year ended February 29, 2008:

	Property and		Gross	Operating	Operating
	Equipment, net	Revenue	Profit	Expenses	Loss
Asia	$528,737	$12,877,891	$3,699,869	$5,285,087	$(1,585,218)
United States	-	-	-	4,130,867	$(4,130,867)
Western Europe	88,987	567,233	346,232	1,664,640	$(1,318,408)
Total	$617,724	$13,445,124	$4,046,101	$11,080,594	$(7,034,493)

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

11.  DISCONTINUED OPERATIONS

Introduction

In the opinion of management, the Company’s future opportunities in the GPS industry are principally in the Telematics sector in the Southeast Asia, Western Europe, and United States markets, with particular emphasis on the homeland security business. In combination with certain operational issues in South Africa, the desire to outsource manufacturing activities, and the intent to restructure/relocate the research and development function, management reached a decision in the first quarter of fiscal 2007 to sell the Company’s Geomatics operations. The Company consummated certain disposal transactions in the second quarter of fiscal 2007. In addition, management placed Astrata Systems (a wholly-owned) subsidiary in South Africa) in liquidation during fiscal 2007.

Management believes that the Company has not incurred any material contingent liabilities in connection with the transactions and events described in the preceding paragraph. The Company did not recognize any losses for write-downs (to fair value, less cost to sell) of any assets related to discontinued operations during the year ended February 29, 2008. Operations reported as discontinued in the accompanying consolidated statements of operations are not generating any significant cash flows.  Management has concluded that the Company does not have any active continuing involvement with the components that have been classified as discontinued operations in the accompanying consolidated financial statements.

The income from discontinued operations (net of tax) reported by the Company for the year ended February 28, 2007 is summarized as follows:

Discontinued operations	$(1,672,000)

Disposal and other non-operating transactions:
Income from sale of Astrata SA’s Geomatics business	1,608,000
Gain on extinguishment of liability for redeemable preferred stock of subsidiary	332,000
Gain on relief from net liabilities resulting from the liquidation of Astrata Systems	326,000

Income from discontinued operations for the year ended February 28, 2007	$594,000

Over 90% of Astrata SA’s revenues for the year ended February 28, 2007 (which totaled approximately $3.6 million) relate to the Company’s former Geomatics operations.

The loss from discontinued operations (net of tax) reported by the Company for the year ended February 29, 2008 is summarized as follows:

Discontinued operations	$(451,000)

Miscellaneous adjustments	9,000

Loss from discontinued operations for the year ended February 29, 2008	$(442,000)

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

11.  DISCONTINUED OPERATIONS (continued)

Other Matters

The major classes of assets and liabilities related to discontinued operations as of February 29, 2008 are as follows:

Assets

Cash - restricted	$8,011

Total	$8,011

Liabilities

Trade and accrued payables	$8,011

12.  INCOME TAXES

The components of the pre-tax loss from continuing operations are as follows for the years ended February 29 and 28:

	2008	2007
United States	$(5,509,947)	$(12,559,067)
Foreign	(2,991,380)	(2,864,696)
Total	$(8,501,327)	$(15,423,763)

The income tax benefit related to continuing operations are comprised of the following for the years ended February 29 and 28:

	2008	2007
Current:
Federal	$500,000	$-
State	800	-
Foreign	7,819	8,021
	508,619	8,021

Deferred	-	(162,910)
Total	$508,619	$(154,889)

The reported benefit for income taxes on the loss from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 34% to such loss as follows for the years ended February 29 and 28:

	2008	2007
Income tax benefit at statutory rate	$(1,952,921)	$(4,543,063)
State taxes, net of federal benefits	(334,400)	(743,678)
Accrual of tax penalties	500,000	-
Foreign income tax rate differential	17,238	39,454
Change in valuation allowance	2,278,702	5,092,398
Total	$508,619	$(154,889)

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

12.  INCOME TAXES (continued)

The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The tax effects of temporary differences related to continuing operations at February 29 and 28 are as follows:

	2008	2007
Deferred tax assets:
Net operating loss carry forwards	$9,701,372	$12,138,389
Amortization of intangible assets	-	-
Total deferred tax assets	9,701,372	12,138,389
Less: valuation allowance	(9,701,372)	(11,980,074)
Net deferred tax assets	$-	$158,315

Deferred tax liabilities:
Amortization of intangible assets	$-	$-
Total deferred tax liabilities	$-	$-

At February 29, 2008, the Company had tax net operating loss carry forwards of approximately $18 million for federal purposes, which expire at varying dates beginning in 2013 and 2023, respectively, and approximately $10.3 million for foreign income tax purposes, which expire at varying dates beginning in 2009. Due to the “change in ownership” provisions of the Tax Reform Act of 1986, the Company’s net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50% occurs within any three-year period.

In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period. As of February 29, 2008, the Company had provided a valuation allowance of approximately $9.7 million to reduce deferred tax assets.

Deferred taxes have been provided for U.S. federal and state income taxes and foreign withholding taxes on the portion of undistributed earnings on non-U.S. subsidiaries expected to be remitted. Applicable foreign taxes have also been provided.

The Company adopted FIN 48 effective March 1, 2007.  Management has determined that the failure to file certain information returns (for the period from inception to and including the year ended February 28, 2007) may result in the assessment of income tax penalties.  As a result, management has accrued an estimate of such penalties at March 1, 2007.  Accordingly, the Company’s consolidated statement of operations for the year ended February 29, 2008 includes an estimated expense of approximately $0.5 million relating to potential income tax penalties.

All open tax years of the Company remain subject to examination by tax authorities and, as applicable, certain foreign tax authorities.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

13.  LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share from continuing operations computations for the years ended February 29, 2008 and February 28, 2007:

	Fiscal 2008	Fiscal 2007
Numerator for basic and diluted loss per common share:
Net loss from continuing operations	$(9,073,923)	$(15,272,934)
Deemed dividend and cumulative undeclared
dividends on preferred stock	-	(2,635,878)
Total net loss from continuing operations charged
to common shareholders	$(9,073,923)	$(17,908,812)

Net loss from continuing operations	$(9,073,923)	$(15,272,934)
Income (loss) from discontinued operations, net of tax	(442,284)	593,647
Net loss	$(9,516,207)	$(14,679,287)

Denominator for basic and diluted loss per common share:
Weighted average number of common share outstanding	26,827,876	15,679,800

Basic and diluted (loss) per common share:
Continuing operations applicable to common stockholders	$(0.34)	$(1.14)
Discontinued operations	(0.02)	0.04
	$(0.36)	$(1.10)

Since the Company reported a loss from continuing operations in fiscal 2008 and 2007, no potential common shares have been included in any diluted income per common share amounts.

14.   CORRECTION OF IMMATERIAL ERROR IN PRIOR YEAR

Upon the completion of our fiscal 2008 consolidation and preparation of our annual report on Form 10-KSB, we noted that we incorrectly reported the amount of foreign currency translation adjustment, net of tax, included as a component of comprehensive loss, for the fiscal year ended February 28, 2007.  This error represented an oversight and did not materially impact our financial position or results of operations.  The impact of this correction was a decrease in our foreign currency translation adjustment, net of tax, and comprehensive loss by the following amounts:

	As originally reported	Correction	As restated

Foreign currency translation
adjustment, net of tax	$(113,612)	$75,620	$(37,992)

Comprehensive loss	$(14,792,899)	$75,620	$(14,717,279)

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

15.   SUBSEQUENT EVENTS (Unaudited)

A meeting of the Board of Directors was held on May 27, 2008 whereby they approved and authorized the entry into the Warrant Exchange Agreement, the Warrant Amendment Agreement and the Preferred Stock Exchange Agreement with Vision Opportunity Master Fund, Ltd and take any and all actions to give effect to this transaction.  They further authorized the filing of a Certificate of Designation for Series C Convertible Preferred Stock and file an amendment to the Corporation’s Articles of Incorporation in the State of Nevada increasing the Corporation’s authorized shares of common stock, par value $0.0001 per share to 300,000,000 and the Corporation’s authorized shares of preferred stock, par value $0.0001 per share to 75,000,000; and they further approved the appointment of Mr. John Clough as Director.

On May 27, 2008, John Clough was appointed to the Board of Directors of the Company. Mr. Clough currently serves as Special Advisor to General Atlantic LLC, a position he has held since December 2000.  Mr. Clough currently serves on the Board of CDC Corporation where he is a member of the company’s Audit Committee.  He is also Chairman of the Executive Committee and Vice Chairman of CDC Software.  Mr. Clough is also a Director of Corgi International and a member of the Audit Committee.  He also serves on various private company boards.

Following approval of the Board of Directors and a majority of its shareholders, the Company entered into a $4 million Warrant Exchange Agreement, a Warrant Amendment Agreement, and a Preferred Stock Exchange Agreement (collectively, the “Amended and Restated Rights Agreements”), dated as of May 29, 2008, between Company and each of the holders of certain warrants, and holders of certain series of preferred shares issued by the Company (individually, a “Holder” and collectively, the “Holders”) relating to the Company’s Series A and Series B Preferred shares. The Amended and Restated Rights Agreements eliminate the anti-dilution and cashless exercise provisions of the Series A and Series B warrants.

Item 8:   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the fiscal year ended February 29, 2008, Astrata appointed Windes & McClaughry Accountancy Corporation as its new independent registered public accounting firm.  For additional information please reference the Form 8-K, Item 4.01 Changes in Registrant’s Certifying Accountant filed on November 27, 2007.

Item 8A: Controls and Procedures

Evaluation of Disclosure Controls

As of February 29, 2008, Company management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of February 29, 2008, the Company's disclosure controls and procedures were not effective for the purposes of recording, processing, summarizing and timely reporting of material information relating to the Company required to be included in its periodic reports.

For the reasons discussed in “Management’s Report on Internal Control over Financial Reporting” below, Company management, including the Chief Executive Officer and Chief Financial Officer concluded that, as of February 29, 2008, the Company’s internal control over financial reporting was not effective due to material weaknesses in internal control over financial reporting.  Notwithstanding the identified control deficiencies, Management has concluded that the consolidated financial statements included in this annual report present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting

Other than the changes described in “Management's Report on Internal Control Over Financial Reporting” below, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended February 29, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Company management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

A Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures.  Because of these inherent limitations, internal control over financial reporting cannot provide absolute assurance regarding the reliability of financial reporting and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Company management, with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of February 29, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO") in Internal Control – Integrated Framework.

Management used its knowledge and understanding of the Company’s organization, operations, and processes to determine, in its judgment, the sources and potential likelihood of misstatements in financial reporting.  Management also considered in its assessment the Company’s size and complexity.  Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, believes that, as of February 29, 2008, the Company’s internal control over financial reporting was not effective based on those criteria.

Specifically, Company management identified certain matters involving internal control and the Company’s operations that it considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board (“PCAOB”). These material weaknesses involved:

•
Ineffective controls over the period-end closing and financial reporting processes.  This is caused by the weakness of controls over the closing protocols for both the Company and its subsidiaries as well as the consolidation of all subsidiaries.

•	Lack of uniform internal controls and procedures designed to formalize documentation of its accounting and operational policies and procedures.
•
Inadequate financial reporting systems without standardization of the processes for the Company and its subsidiaries.  This is caused by the lack of formal policies and procedures to address financial functions and disciplines.

•	Ineffective controls to provide the necessary documentation and procedures to assure that employee information, benefits and policies are accurate and timely administered.

Company management is taking steps to remediate these weaknesses in the Company’s internal control environment, including:

•
Establishing effective controls over the period-end closing and financial reporting processes.  This will require enhancement of closing protocols for both the Company and its subsidiaries, as well as, the consolidation of all subsidiaries. As an initial step in August 2007, the Company appointed an independent Chief Financial Officer in recognition of the need for more focused attention to the improvement financial and reporting controls.

•
Establishing formal policies and procedures to address all material financial functions and disciplines.  Management’s implementation of these policies and procedures will include appropriate staff enhancement and training to ensure financial reporting competencies are strengthened.

•	Implementing a new accounting software package to standardize the financial reporting process for the Company and its subsidiaries as well as automating the consolidation of all subsidiaries.
•	Enhancing Human Resource functions to provide the necessary documentation and procedures to assure that employee information, benefits and policies are accurate and timely administered.
•	Retaining the services of a third-party consulting firm to assist Company management with on-going compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX).
•
Developing and implementing a formal, top-down, risk-based approach to the evaluation of the Company’s internal control over financial reporting, in accordance with recent interpretative guidance from the SEC.  Management is further utilizing a risk-based approach to remediate the control weaknesses identified as part of its assessment of the Company’s internal control environment.

Management has evaluated the impact of these gaps on the Company’s ICFR, and is now utilizing its risk-based approach to designing controls to remediate these gaps as part of its implementation of the Company’s SOX Compliance Plan, beginning in fiscal year 2009.

Company management will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional improvements, as necessary and as funds allow.

Note: This 10-KSB does not include an attestation report from the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this 10-KSB.

Item 8B: Other Information

None

PART III

Item 9:   Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act Executive Officers and Directors

The following table sets forth certain information regarding our executive officers and directors as of February 29, 2008.

Name	Age	Position
Anthony J. Harrison	48	Chairman of the Board
Martin Euler	53	Chief Executive Officer, Secretary, and Director
Tom Wagner	56	Chief Financial Officer
Hoyt Layson	59	Chief Technology Officer
Anthony J.A. Bryan	84	Non-Executive Vice-Chairman of the Board
Paul Barril	61	Director
William Corn	63	Director
Stefanie Powers	64	Director

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

Martin Euler, Chief Executive Officer

Mr. Euler is our Chief Executive Officer in addition to serving as our Secretary, positions that he has held since January 2006 and January 2005, respectively.  He has also been a member of our Board of Directors since August 2004.  During the three years prior to his joining us, Mr. Euler served as Regional Director and member of the Executive Committee for Thales GeoSolutions with responsibility for the Americas Region.  From 1998 to 2001, he served in various management capacities with Racal Electronics plc.  Mr. Euler holds a Degree in Accounting and Financial Management from the University of Sheffield, England.

Thomas Wagner, Chief Financial Officer

Mr. Wagner is our Chief Financial Officer, a position he has held since August 2007.  He has more than 25 years of experience in financial management, public company accounting and finance, corporate governance, and mergers and acquisitions. Mr. Wagner is currently a Partner of Wagner Financial Services which has been providing the Company with SEC compliance reporting for the last three years.  From 1993 through present, Mr. Wagner as Partner of Wagner Financial Services provides financial management, public company accounting and finance, corporate governance, and merger and acquisition support to various clients both international and domestic.  From 1978 through 1993, Mr. Wagner was the Corporate Controller for Core-Mark International Inc.

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

William Corn, Director

Mr. Corn currently serves as a member of our Board of Directors, a position that he has held since August 2005.  Mr. Corn has served as an Executive Consultant for Management & Investment Services since 2004. From 2001 to 2004, Mr. Corn served as a consultant to Thales GeoSolutions.  In 1981, Mr. Corn founded Marsat Service Limited and Marsat Servicos Submarinos Limitada and, until the sale of Marsat Service Limited and Marsat Servicos Submarinos Limitada in 2001 to Thales GeoSolutions, serving as its President and Chief Executive Officer.   Mr. Corn is a graduate of Hillfield College in Ontario, Canada.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with or bylaws.

Our executive officers are appointed by our Board of Directors and hold office until removed by the Board.

Audit Committee Financial Expert

We are not currently a listed company within the meaning of Rule 10A-3 of the Exchange Act and, therefore, are not required to have an audit committee or, accordingly, an audit committee financial expert.  Nevertheless, our Board of Directors, a majority of whose members are independent directors, performs the functions of an audit committee, and Martin Euler, our Chief Executive Officer and one of our directors, serves in capacity similar to that of an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and person who beneficially own more than ten percent of the registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4 and 5 (and any amendments thereof) received by the Company during or with respect to the year ended February 29, 2008; the identified reports required by Section 16(a) of the Exchange Act have been filed on a timely basis.

Code of Ethics Disclosure

The Company has adopted a Code of Business Conduct, a Code of Ethics for Senior Officers and a Policy on Insider Trading and Tipping.  These are available on the Company’s web site at www.astratagroup.com located in the Investor Relations section.

Item 10:  Executive Compensation

The following table sets forth certain information with respect to the compensation of our Chief Executive Officer for the fiscal years ended February 29, 2008 and February 28, 2007.

Summary Compensation Table

				Stock	All Other
Name and	Fiscal	Salary	Bonus	Awards	Compensation	Total
Postion Held	Year	($)	($)	($)	($)	($)
Martin Euler (1)	2008	220,375	366,667	587,950	-	1,174,992
Chief Executive Officer	2007	215,000	-	-	-	215,000

Thomas Wagner (2)	2008	54,250	-	-	-	54,250
Chief Financial Officer	2007	-	-	-	-	-

Hoyt Layson, Jr. (3)	2008	153,144	50,000	43,000	52,390	298,534
Chief Technical Officer	2007	100,000	-	-	-	100,000

(1)
Major contract award bonus of $366,667.  Issuance of 595,000 shares of the Company’s restricted common stock valued at the closing price on April 5, 2007 with a 15% discount (595,000 @ $0.86 = $511,700).  Performance award of 125,000 shares of the Company’s restricted common stock valued at the closing price on November 19, 2007 with a 15% discount (125,000 @ $0.61 = $76,250).

(2)	Mr. Wagner began serving as our Chief Financial Officer as of August 2007.
(3)
Mr. Layson, Jr. began serving as our Chief Technical Officer as of September 2006.  Major contract award bonus of $50,000.  Issuance of 50,000 shares of the Company’s restricted common stock valued at the closing price on April 5, 2007 with a 15% discount (50,000 @ $0.86 = $43,000).  All Other Compensation consists of a cost of living allowance of $32,240 and a car allowance of $20,150.

Compensation of Directors

The following table sets forth certain information with respect to the compensation of our Directors for the fiscal year ended February 29, 2008.

Summary Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Anthony Harrison (1)	$890,593	$905,000	$1,795,593
Martin Euler	$-	$-	$-
Anthony Bryan (2)	$60,000	$225,950	$285,950
Paul Barril (3)	$-	$15,250	$15,250
Stefanie Powers (4)	$-	$15,250	$15,250
William Corn (5)	$-	$256,050	$256,050
__________________

(1)
Major contract award bonus of $603,333.  Issuance of 875,000 shares of the restricted Company’s common stock valued at the closing price on April 5, 2007 with a 15% discount (875,000 @ $0.86 = $752,500).  Performance award of 250,000 shares of the Company’s restricted common stock valued at the closing price on November 19, 2007 with a 15% discount (250,000 @ $0.61 = $152,500).

(2)
Issuance of 245,000 shares of the Company’s restricted common stock valued at the closing price on April 5, 2007 with a 15% discount (245,000 @ $0.86 = $210,700).  Performance award of  25,000 shares of the Company’s restricted common stock valued at the closing price on November 19, 2007 with a 15% discount (25,000 @ $0.61 = $15,250).

(3)	Performance award of 25,000 shares of the Company’s restricted common stock valued at the closing price on November 19, 2007 with a 15% discount (25,000 @ $0.61 = $15,250).
(4)	Performance award of 25,000 shares of the Company’s restricted common stock valued at the closing price on November 19, 2007 with a 15% discount (25,000 @ $0.61 = $15,250).
(5)
Issuance of 280,000 shares of the Company’s restricted common stock valued at the closing price on April 5, 2007 with a 15% discount (280,000 @ $0.86 = $240,800).  Performance award of  25,000 shares of the Company’s restricted common stock valued at the closing price on November 19, 2007 with a 15% discount (25,000 @ $0.61 = $15,250).

With the approval  of the Board of  Directors, on October 7, 2005 the Company  entered into employment  agreements with its Executive  Chairman of the Board  ("Harrison") and Chief Executive Officer  ("Euler").  Under the terms of such agreements, these employees are entitled to annual salaries as follows:  Harrison:  (British pounds) £140,000 and Euler: $215,000.  These agreements provide for an annual performance bonus of up to 100% of the employee's base salary, subject to approval by the Compensation Committee of the Board of Directors. The Compensation Committee was established by the Board of Directors on October 7, 2005.

The above employment agreements may be terminated by the Company at any time without cause.  Under such circumstances, each employee is entitled to a severance payment equal to twenty four months of his salary. Mr. Harrison may terminate their employment agreement at any time upon 180 days' written notice.  Additionally, under the terms of the employment agreements described above, each employee is entitled to certain benefits (including paid vacation and health care), and is eligible to receive incentive equity grants approved by the Compensation Committee.  In the event the employment relationship is terminated within six months of a change-of-control transaction, each employee will be entitled to a payment equal to two years' salary.

On September 1, 2006, the Company entered into an employment agreement with Hoyt Layson, Jr.  as our Chief Technical Officer.  Under the terms of such agreement, the employee is entitled to annual salary of approximately $153,000.  The agreement provides for an annual performance bonus of up to 50% of base salary plus a cost of living allowance of approximately $32,000 and a car allowance of approximately $20,000.  The agreement includes vacation and health care benefits.  The agreement may be terminated by the Company at any time without cause with thirty day written notice with a severance allowance of six months of salary.

During October 2005, the Board of Directors established the Compensation Committee of the Board.  The Board appointed Anthony J. Harrison, Anthony J.A. Bryan and William Edward Corn to serve as the initial members of the Compensation Committee.  The Board also approved and adopted a Compensation Committee Charter.  On November 19, 2007 the Board approved a 15% increase in the annual salaries of Anthony Harrison and Martin Euler effective January 1, 2008.

Item 11:                        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 29, 2008, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group.  Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 28,480,910 shares of common stock issued and outstanding on February 29, 2008.

Name and address	Amount of	Percent of
of benefical owner	beneficial ownership (1)	class (16)
Executive Officers & Directors:
Anthony J. Harrison
33 Chesham Street, Flat #1	4,485,600 shares (2)	15.0%
London, SW1X 8NQ, UK
Martin Euler
P.O. Box 941844	2,830,600 shares (3)	9.7%
Houston, TX 77094-8844
Anthony J.A. Bryan
2525 N. Ocean Blvd.	320,000 shares (4)	1.1%
Gulf Stream, FL 33483-7354
Paul Barril
207 Bd Pereire	100,000 shares (5)	*
Paris 75017, France
Stephanie Powers
10400 Wilshire Blvd., Suite 375	100,000 shares (6)	*
Los Angeles, CA 90024-4602
William Corn
5700 Old Ocean Blvd., Unit H	2,355,000 shares (7)	7.9%
Ocean Ridge, FL 33435-6244
Total of All Directors and Executive Officers (six persons)	10,191,200 shares (8)	31.9%
More than 5% Beneficial Owners:
Vision Opportunity Master Fund
20 West 55th Street, 5th Floor	2,885,104 shares (9)	9.9%
New York, NY 10019-5373
Vision Opportunity China LP
Suite 13 & 15, Sarnia House	3,146,974 shares (10)	9.9%
Le Truchot, Guersaey, GY1 4AN, Channel Islands
Pointe Capital Limited
c/o Loughran & Co., 38 Hertford Street	4,302,064 shares (11)	13.9%
London, W1J 7SG, UK
Walter Jared Frost
Jalan Aditawarman No. 40A, Kebayoran Baru	2,922,757 shares (12)	9.5%
Jakarta 12160 Indonesia
Infomax Co. Ltd.
c/o Loughran & Co., 38 Hertford Street	1,025,000 shares (13)	3.6%
London, W1J 7SG, UK
Wick Trust
Attn: Mayfair Trut Company, Trustee	3,110,500 shares (14)	10.4%
c/o Loughran & Co., 38 Hertford Street
London, W1J 7SG, UK
Westminster Securities
100 Wall Street, 7th Floor	1,980,972 shares (15)	6.6%
New York, NY 10005

*	Constitutes less than 1%

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

(2)	Includes 2,985,600 shares of restricted common stock and 1,500,000 shares of common stock underlying warrants.
(3)	Includes 2,080,600 shares of restricted common stock and 750,000 shares of common stock underlying warrants.
(4)	Includes 320,000 shares of restricted common stock.
(5)	Includes 75,000 shares of restricted common stock and 25,000 shares of common stock underlying options.
(6)	Includes 75,000 shares of restricted common stock and 25,000 shares of common stock underlying options.
(7)	Includes 1,150,000 shares of restricted common stock and 1,200,000 shares of common stock underlying warrants.
(8)	Includes all shares and warrants described in notes 2 through 7 above.
(9)
Includes 2,369,989 shares of restricted common stock and 4,814,286 shares of preferred stock which converts at two-to-one to common stock; along with 19,585,716 shares of common stock underlying warrants.

(10)	Includes 1,828,571shares of preferred stock and 2,142,857 preferred warrants which converts at two-to-one to common stock; along with 10,971,426 shares of common stock underlying warrants.
(11)	Includes 1,860,792 shares of restricted common stock and 2,441,272 shares of common stock underlying warrants.
(12)	Includes 633,672 shares of restricted common stock.
(13)	Includes 1,025,000 shares of restricted common stock and 900,000 shares of common stock underlying warrants.
(14)	Includes 1,760,500 shares of restricted common stock and 1,350,000 shares of common stock underlying warrants.
(15)	Includes 359,910 shares of restricted common stock and 1,621,062 shares of common stock underlying warrants.
(16)
As described elsewhere in this filing, the agreement which governs issuance of the Company’s convertible preferred stock and the related warrants imposes a 9.9% beneficial ownership limitation on the owners of such equity instruments.  This limitation is on an as-converted basis as to the preferred stock, and comprehends the shares of common stock issuable upon exercise of the related warrants.  The agreement permits such owners to unilaterally opt out of the aforementioned ownership limitation; however, management is not aware of any stockholder having done so.  Thus, all of the beneficial ownership percentages reported above assume that no such election has been made.

The matter explained in the preceding paragraph could affect the beneficial ownership percentages of one or more of the stockholders who own the equity instruments above.  If such stockholders had opted out of the ownership limitation, their beneficial ownership percentages as of February 29, 2008 would be approximately as follows:

Vision Opportunity Master Fund    54.7%
Vision Opportunity China LP         39.9%

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options and warrants as of February 29, 2008.

	Number of secrities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan of Category	(a)	(b)	(c)
Equity Compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	45,133,395 (1)	$1.38	2,291,500
Total	45,133,395	$1.38	2,291,500

(1)
Includes 108,500 options to purchase common stock at $5.00 per share; and 39,322,037 warrants to purchase one share of common stock between $0.50 and $5.00 per share; and 2,851,429 preferred warrants to purchase two shares of common stock between $0.50 and $1.00 per share.

Item 12:  Certain Relationships and Related Transactions, and Director Independence

During the quarter ended November 30, 2007, the Company received working capital loans from stockholders (who are also Company directors) of approximately $35,000.  The loans described in this paragraph are unsecured, due on demand, and carry a fixed interest rate of 15% per annum.

Item 13:  Exhibits

Exhibit No.                      Description

Exhibit 23.1*	Consent of independent registered public accounting firm.

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit 32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
        ________________
*	Filed herewith

Item 14:  Principal Accountant Fees and Services

The aggregate fees billed by our auditors for audit fees, audit related fees, tax fees and all other fees is listed in the table below.

	Current	Prior	Combined
	Auditors	Auditors	Totals

Audit Fees (1)	$370,000	$150,568	$520,568

Audit Related Fees (2)	112,925	62,040	174,965

Tax Fees (3)	-	9,806	9,806

All Other Fees (4)	3,100	77,000	80,100
____________
(1)              Fees related to the audit of our consolidated financial statements.
(2)              Fees related to quarterly review services.
(3)              Fees related to tax compliance, tax advice and tax planning services.
(4)              Fees related to non-audit services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astrata Group Incorporated

By:              /S/ THOMAS A. WAGNER                                                                                                                                      Date:  June 11, 2008

Thomas A. Wagner
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ANTHONY HARRISON	Chairman of the Board	June 11, 2008
Anthony Harrison

/S/ MARTIN EULER	Chief Executive Officer, Secretary, and Director	June 11, 2008
Martin Euler

/S/ ANTHONY J.A. BRYAN	Vice Chairman of the Board	June 11, 2008
Anthony J.A. Bryan

/S/ PAUL BARRIL	Director	June 11, 2008
Paul Barril

/S/ STEFANIE POWERS	Director	June 11, 2008
Stefanie Powers

/S/ WILLIAM EDWARD CORN	Director	June 11, 2008
William Edward Corn

/S/ JOHN CLOUGH	Director	June 11, 2008
John Clough