Form 10QSB
period 2008-05-31
ASTRATA GROUP INC
filed 2008-07-21
CIK 1071157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2008: 28,524,244

Transitional Small Business Disclosure Format (Check One):  Yes ☐    No ☒

TABLE OF CONTENTS

		Page
Part I - Financial Information

Item 1	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheet as of May 31, 2008	F-1

	Condensed Consolidated Statements of Operations and Comprehensive
	Loss for the three ended May 31, 2008 and 2007	F-2

	Condensed Consolidated Statements of Cash Flows for the
	three months ended May 31, 2008 and 2007	F-3

	Notes to Condensed Consolidated Financial Statements	F-4

Item 2	Management’s Discussion and Analysis or Plan of Operation	1

Item 3	Controls and Procedures	9

Part II - Other Information

Item 1	Legal Proceedings	11

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 6	Exhibits and Reports on Form 8-K	11

i

PART I – FINANCIAL INFORMATION

Item 1:  Condensed Consolidated Financial Statements (Unaudited)

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission (the “SEC”) instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, which (except where stated otherwise) consisted only of normal recurring adjustments, have been included.  Operating results for the interim period ended May 31, 2008 are not necessarily indicative of the results anticipated for the entire fiscal year ending February 29, 2009.  This report should be read in conjunction with the Company’s February 29, 2008 annual report on Form 10-KSB filed with the SEC on June 11, 2008.

ii

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
MAY 31, 2008
(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$4,221,466
Trade receivables, net	1,220,354
Inventories	355,592
Cost in excess of billings and estimated earnings on uncompleted contract	4,835,523
Other assets	402,371
Total current assets	11,035,306
Property and equipment, net	651,896
Certificate of deposit and other restricted cash	412,987
Goodwill	300,000
Notes receivable - unconsolidated affiliate	72,251
Total assets	$12,472,440

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$4,116,465
Salaries and benefits payable to officers and directors	6,731,099
Registration rights penalties	599,241
Interest payable	1,967,108
Deferred income	1,007,652
Income taxes and related penalties payable	510,010
Convertible notes payable to stockholder	1,884,000
Advances from stockholders	150,636
Current portion of long-term liabilities	221,046
Other current liabilities	265,555
Total current liabilities	17,452,812
Long-term liabilities	7,990
Total liabilities	17,460,802
Commitments and contingencies (Note 9)
Subsequent events (Note 13)
Stockholders' deficit:
Preferred stock, Series A, A2 and C convertible, $0.0001 par value, 75,000,000 shares authorized,
50,000 shares of Series A issued and outstanding with a liquidation preference of $1.00 per share	5
1,500,000 shares of Series A2 issued and outstanding with a liquidation preference of $5.00 per share	150
1,285,238 shares of Series C issued and outstanding with a liquidation preference of $7.80 per share	129
Common stock, $0.0001 par value, 300,000,000 shares authorized,
28,524,244 shares issued and outstanding	2,853
Additional paid-in capital	43,127,266
Accumulated deficit	(48,243,612)
Accumulated other comprehensive income	124,847
Total stockholders' deficit	(4,988,362)
Total liabilities and stockholders' deficit	$12,472,440

See accompanying notes to these condensed consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MAY 31, 2008 AND 2007
(UNAUDITED)

	THREE MONTHS
	2008	2007
Net sales	$3,026,515	$1,672,413
Cost of goods sold	1,927,714	1,080,261
Gross profit	1,098,801	592,152
Selling, general and administrative expenses	1,849,320	3,959,504
Research and development	153,646	-
Operating loss	(904,165)	(3,367,352)
Other income (expense):
Interest expense	(164,089)	(93,449)
Other income	1,438	1,582
Total other income (expense)	(162,651)	(91,867)

Loss before tax (benefit)/provision and equity in net loss of affiliate	(1,066,816)	(3,459,219)
Income tax (benefit)/provision	(5,720)	500,000
Loss before equity in net loss of affiliate	(1,061,096)	(3,959,219)
Equity in net loss of affiliate	(13,458)	-
Loss from continuing operations	(1,074,554)	(3,959,219)
Loss on discontinued operations, net of tax	-	(170,007)
Net loss	$(1,074,554)	$(4,129,226)

Net loss from continuing operations applicable
to common stockholders consists of the following:
Loss from continuing operations	$(1,074,554)	$(3,959,219)
Cumulative undeclared dividends on preferred stock	(11,757,951)	(56,000)
Net loss from continuing operations applicable
to common stockholders	$(12,832,505)	$(4,015,219)

Comprehensive loss and its components consist of the following:
Net loss	$(1,074,554)	$(4,129,226)
Foreign currency translation adjustment, net of tax	516,868	(358,195)
Comprehensive loss	$(557,686)	$(4,487,421)

Basic and diluted (loss) per common share:
Continuing operations applicable to common stockholders	$(0.45)	$(0.19)
Discontinued operations	-	(0.01)
	$(0.45)	$(0.20)

Weighted average common shares outstanding:
Basic and diluted	28,504,171	21,426,745

See accompanying notes to these condensed consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 31, 2008 AND 2007
 (UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,074,554)	$(4,129,226)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	87,654	86,236
Gain on disposal transactions relating to discontinued operations	-	(59,304)
Stock-based compensation	213,738	2,057,629
Equity loss from affiliate	13,458	-
Unrealized foreign currency exchange gain	32,764	-
Changes in operating assets and liabilities:
Trade and other receivables	(37,899)	(68,385)
Inventories	(49,829)	(126,987)
Costs in excess of billings and estimated earnings on uncompleted contract	(1,245,849)	154,013
Assets and liabilities held for sale, net	-	(4,974)
Other assets	122,510	451,320
Accounts payable and accrued liabilities	854,661	1,723,260
Taxes and related penalties payable	(7,582)	493,368
Net cash provided by (used in) operating activities	(1,090,928)	576,950
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(121,823)	(43,171)
Investment in affiliates	-	11,741
Certificate of deposit-restricted	-	(416,477)
Net cash used in investing activities	(121,823)	(447,907)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term liabilities	-	(1,775)
Repayment on long-term debt	(3,595)	-
Proceeds from notes payable	-	46,183
Proceeds from warrants exercised for preferred stock	3,937,234	1,000,000
Net cash provided by financing activities	3,933,639	1,044,408
Effect of foreign currency exchange rate changes
on cash and cash equivalents	468,527	(342,545)
Net increase (decrease) in cash and cash equivalents	3,189,415	830,906
Cash and cash equivalents at beginning of period	1,032,051	179,371
Cash and cash equivalents at end of period	$4,221,466	$1,010,277
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to these condensed consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED May 31, 2008 and 2007

1. ORGANIZATION, NATURE OF OPERATIONS, AND LIQUIDITY/GOING CONCERN CONSIDERATIONS

Organization and Nature of Operations

Astrata Group Incorporated (“Astrata,” or “Astrata Group”) and subsidiaries (sometimes hereafter collectively referred to as the “Company,” “we,” and “our”) currently operate exclusively in the Telematics sector of the Global Positioning System (“GPS”) industry. Telematics comprises the remote monitoring of assets in real-time (including tracking and tracing) whereby location, time and sensor status are communicated. Our products are deployed into diverse markets.

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

Liquidity and Going Concern Considerations

For the three months ended May 31, 2008, we had a net loss of approximately $1.1 million.  We had negative cash flow from operating activities of approximately $1.1 million.  In addition, we had a working capital deficit of approximately $6.4 million, an accumulated deficit of approximately $48.2 million and a stockholders’ deficit of approximately $5.0 million as of May 31, 2008.

Our February 29, 2008 audited consolidated financial statements included a report of independent registered public accounting firm that contained a going concern paragraph. The going concern paragraph stated that there is substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern (based upon management’s plans discussed herein) which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

The Company’s capital requirements depend on numerous factors, including the Company’s ability to fill its current backlog, rate of market acceptance of the Company’s products and services, the Company’s ability to service its customers, the ability to maintain and expand our customer base, the level of resources required to expand the Company’s marketing and sales organization, research and development activities and other factors. Management presently believes that cash generated from operations, combined with the Company’s current credit facilities and the debt and/or equity financing recently completed and proposals now under consideration, will be sufficient to meet the Company’s anticipated liquidity requirements through February 2009. In order for us to fund our operations and continue this growth plan, substantial additional funding will be required from external sources.  Management currently intends to fund operations through a combination of borrowings under line(s) of credit, debt, and if necessary, equity-based transactions.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED May 31, 2008 and 2007

1. ORGANIZATION, NATURE OF OPERATIONS, AND LIQUIDITY/GOING CONCERN CONSIDERATIONS (continued)

Liquidity and Going Concern Considerations (continued)

The Company entered into a fixed-price Contract with a Singapore entity on April 10, 2007 to design, develop and manufacture approximately $93.5 million of its Telematics products. Deliveries began in January 2008 and we anticipated beginning the five major shipments in the later part of 2008. The Company’s proprietary Telematics system is undergoing significant customization/modification in order to achieve the functionality required by the customer.  The design and development phase is where we designed the functionality of the system to meet the customer’s needs and then developed the functionalities into a working environment for testing and acceptance to move into production.  Throughout the last thirteen months, we have accomplished all requirements under the Contract with no liquidation damages incurred. Upon completion of the development phase, we will move into the production phase which includes the units for delivery over approximately fifteen months to the customer.   We expect to progress through the production phase with minimal to no liquidation damages through the completion of this Contract.  Funding for the manufacturing phase is covered by the customer providing a letter of credit for each shipment.  Profits from these shipments will partially fund our operations and begin to reflect a strengthening of our balance sheet, cash flow and equity position; however, there can be no assurance of the outcome of these events.

The Company entered into a $4 million Warrant Exchange Agreement, a Warrant Amendment Agreement, and a Preferred Stock Exchange Agreement (collectively, the “Amended and Restated Rights Agreements”), dated as of May 29, 2008, between the Company and each of the holders of certain warrants, and holders of certain series of preferred shares issued by the Company (individually, a “Holder” and collectively, the “Holders”) relating to the Company’s Series A and Series B Preferred shares. The Amended and Restated Rights Agreements eliminate the anti-dilution and cashless exercise provisions of the Series A and Series B warrants (see Note 8).

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim condensed consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at May 31, 2008, the consolidated results of its operations and its consolidated cash flows for the three month periods ended May 31, 2008 and 2007.  Certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended February 29, 2008. The results of operations of interim periods are not necessarily indicative of future operating results.  All intercompany amounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions made by management include the deferred tax asset valuation allowance, allowance for doubtful accounts receivable, realization of inventories, goodwill and long-lived assets, stock-based compensation, certain other equity transactions, income taxes and related penalties payable and revenue recognition under the percentage of completion method of accounting.  Actual results could differ from these estimates.

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

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED May 31, 2008 and 2007

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Risks and Uncertainties Related to International Operations (continued)

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

Other Concentrations

The financial instruments that potentially expose the Company to a concentration of credit risk principally consist of cash, cash equivalents and accounts receivable. The Company deposits its cash with high credit financial institutions, principally in the United States, Europe and Asia. The countries do not have any institutional depository insurance comparable to the United States, which insures bank balances up to $100,000 per bank.  At May 31, 2008, the Company’s cash balances in U.S. bank accounts totaled approximately $4 million which exceeds the Federal Deposit Insurance Corporation limit of $100,000.

The certificate of deposit described below (approximately $413,000 at May 31, 2008) is with a Singapore bank. Because the funds deposited were in U.S. dollars, such account is not eligible for coverage under Singapore’s Deposit Insurance Act.

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

Certificate of Deposit - Restricted

Under the terms of the Contract described in Note 4, the Company was required to provide a performance bond for the benefit of the customer.  In lieu of such bond, a certificate of deposit was initiated.  The certificate of deposit (the “CD”) in the amount of approximately $413,000 bears interest at 5.1% per annum and matures in August 2009. Under the terms of the Company’s arrangement with the bank that issued the CD, the funds will not be available for withdrawal until August 2009. Thus, the CD is a restricted account which has been reported as a non-current asset in the accompanying condensed consolidated balance sheet.

Derivative Instruments and Hedging Activities

The Company records all derivative financial instruments in its condensed consolidated financial statements at estimated fair value, regardless of the purpose or intent of holding the instrument.  Changes in the fair value of derivative financial instruments are either recognized periodically in the results of operations or in stockholders’ deficit as a component of accumulated other comprehensive loss, depending on whether the derivative instrument qualifies for hedge accounting as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related interpretations.  Changes in the estimated fair value of derivatives not qualifying for hedge accounting are included in the results of operations as they occur.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED May 31, 2008 and 2007

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Other Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the estimated fair value (if reasonably obtainable) of the Company’s financial instruments.  The carrying amount of the Company’s trade accounts receivable, trade accounts payable, accrued expenses and credit facilities approximates their estimated fair value due to either the short-term maturities of those financial instruments and/or the fact that the credit facilities bear market interest rates.

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

The Company uses the U.S. dollar as its functional currency.  We translate all assets and liabilities at period-end exchange rates and income and expenses accounts at average rates during the period.  During the three months ended May 31, 2008, we had transactions denominated in the Euro, the British Pound, the Singapore Dollar, the Malaysian Ringgit, and the Brunei Dollar.  In accordance with SFAS No. 52, “Foreign Currency Translation” such adjustments are reported as a component of accumulated other comprehensive loss within stockholders’ deficit.

Inventories

 Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of raw materials and finished goods at May 31, 2008. Market is determined by comparison with recent sales or estimated net realizable value. Net realizable value is based on management’s forecasts for sales of the Company’s products and services in the ensuing years and/or consideration and analysis of any change in the customer base, products mix, or other factors that may impact the estimated net realizable value. Should the demand for the Company’s products and/or services prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than the amount reflected in the accompanying  condensed consolidated balance sheet.

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

Other Assets

Included in other assets are prepaid expenses and deposits required in the normal course of operation and approximated $402,000.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED May 31, 2008 and 2007

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the condensed consolidated financial statements. SFAS No. 142 requires that goodwill and identifiable intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment, and expands the disclosure requirements about intangible assets in the years subsequent to their acquisition.

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

As of May 31, 2008, management has determined that no new impairment indicators exist and therefore, no adjustments have been made to the carrying values of long-lived assets held for sale or held and used. There can be no assurance, however, that market conditions will not change or demand for the Company’s services and products will continue which could result in impairment of long-lived assets in the future.

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

Contract Accounting

The Company is accounting for the Contract described in Note 4 under the percentage-of completion method under the AICPA Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production –Type Contracts”. Under the percentage-of-completion method, revenues, expenses and profits are recognized as performance progresses on long-term contracts. Progress toward completion is measured using the cost-to-cost method.  The Company uses the estimated cost of goods (“COGS”) for the project to determine the associated recognized revenues in the periods in which they are earned.  This is calculated by taking the current reporting period COGS against the total projected COGS to determine a percentage of completion; then applying the percentage against the Contract project total revenues to determine the revenues for the reporting period.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED May 31, 2008 and 2007

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

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

Customer incentive bonuses and other consideration received or receivable directly from a vendor for which the Company acts as a reseller are accounted for as a reduction in the price of the vendor’s products or services. When such incentive is pursuant to a binding arrangement, the amount received or receivable is recorded as deferred income and recognized as income on a systematic basis over the life of the arrangement.

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

Options granted by the Company generally expire five years from the grant date. Options granted to existing and newly hired employees generally vest over a three-year period from the date of grant. The effects of share-based compensation resulting from the application of SFAS No. 123-R to options granted under the Company’s equity incentive plan resulted in an expense of approximately $213,000 for the three months ended May 31, 2007.   During the three months ended May 31, 2008 there was no effect of SFAS No. 123-R and no options were granted.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED May 31, 2008 and 2007

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

The following weighted average assumptions were used in estimating the fair value of certain share-based payment arrangements:

Three Months Ended
May 31, 2007
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

Options outstanding as of May 31, 2008 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (a)
Vested	108,500	$5.00	1.8	$-
Total	108,500			$-

(a)
These amounts represent the difference between the exercise price and $0.43, the closing market price of the Company’s common stock on May 31, 2008 as quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “ATTG” for all in-the-money options outstanding.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED May 31, 2008 and 2007

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

Options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of SFAS No. 123-R, which are estimated when compensation costs are recognized. Additional information with respect to stock option activity is as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (a)
February 29, 2008	2,291,500	108,500	$5.00	$-
Grants	-	-	-	-
Exercises	-	-	-	-
Cancellations	-	-	-	-
May 31, 2008	2,291,500	108,500	$5.00	$-

Options exercisable at:
February 29, 2008		108,500	$5.00
May 31, 2008		108,500	$5.00

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, “Earnings per Share”, the Company calculates basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented and adjusts the amount of net loss, used in this calculation, for preferred stock dividends during the period.

We incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods.  Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of preferred stock, the exercise of warrants, stock options and convertible debt.  As of May 31, 2008 and May 31, 2007, all potentially dilutive common stock equivalents amount to 72,578,097 and 41,190,006 shares, respectively.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or income tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED May 31, 2008 and 2007

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

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED May 31, 2008 and 2007

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

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

The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.  The Company adopted SFAS No. 157 as of March 1, 2008 which had no material impact its consolidated financial statements.

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

Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements”.  The Company adopted SFAS No. 159  as of March 1, 2008 which had no material impact its consolidated financial statements.

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
FOR THE THREE MONTHS ENDED May 31, 2008 and 2007

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

SFAS No. 163, “Accounting for Guarantee Insurance Contracts” requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.

Statement 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted.  The Company does not believe the application of this standard will impact its consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED May 31, 2008 and 2007

3. INVENTORY

Inventories consisted of the following as of May 31, 2008:

	AGI	Europe	Asia	Totals
Raw materials	184,933	-	-	184,933
Finished goods	-	790	169,869	170,659
	$184,933	$790	$169,869	$355,592

4. CONTRACT IN PROGRESS

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

The Company is accounting for the Contract described above under the percentage-of completion method under SOP 81-1. Under the percentage-of-completion method, revenues, expenses and profits are recognized as performance progresses on long-term contracts. Progress toward completion is measured using the cost-to-cost method.  The Company uses the estimated COGS for the project to determine the associated recognized revenues in the periods in which they are earned.  This is calculated by taking the current reporting period COGS against the total projected COGS to determine a percentage of completion; then applying the percentage against the Contract project total revenues to determine the revenues for the reporting period.  During the three months ended May 31, 2008, the Company recognized approximately $1.5 million in revenue on the Contract.

Customer billing is determined by the “schedule of values” in accordance with the Contract terms as agreed to by all parties.  Timing differences between costs incurred and billings based on the Contract terms generate the billings in excess of costs and estimated earnings on uncompleted contract.

Costs in excess of billings and estimated earnings on the Contract consisted of the following as of May 31:

2008
Costs and estimated earnings on uncompleted contract	10,277,857
Billings in excess of estimated earnings on uncompleted contract	(5,442,334)
Costs and estimated earnings on uncompleted contract	$(4,835,523)

5.  INCOME TAXES

The Company adopted FIN 48 effective March 1, 2007.  Management has determined that the failure to file certain information returns (for the period from inception to and including the year ended February 28, 2007) may result in the assessment of income tax penalties.  As a result, management has accrued an estimate of such penalties at March 1, 2007.  Accordingly, the Company’s condensed consolidated balance sheet for May 31, 2008 includes an estimated liability of approximately $0.5 million relating to potential income tax penalties.

All open tax years of the Company remain subject to examination by tax authorities and, as applicable, certain foreign tax authorities.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED May 31, 2008 and 2007

6.  NOTES PAYABLE

In April 2007, the Company received an unsecured note payable which was due on February 4, 2008 and carries an annual interest rate of 16.5%.  During February 2008, the maturity date was extended to August 4, 2008. The balance of the note is approximately $58,000 at May 31, 2008 and is included in current portion of long-term liabilities in the accompanying condensed consolidated balance sheet.

In August 2007, the Company received an unsecured non-interest bearing note payable which was due on February 11, 2008. The amount of the imputed interest is insignificant.  This note payable replaces approximately $130,000 of accrued expenses.  During February 2008, the maturity date was extended to August 11, 2008. The balance of the note payable is approximately $155,000 at May 31, 2008 and is included in current portion of long- term liabilities in the accompanying condensed consolidated balance sheet.

During the fiscal year ended February 28, 2007, certain stockholders advanced funds to the Company for working capital purposes at an annual interest rate of 15% payable upon demand with a remaining balance of approximately $57,000 as of May 31, 2008.   During the fiscal year ended February 29, 2008, certain stockholders advanced to the Company approximately $85,000 in working capital at an annual interest rate of 15% payable upon demand.  The aggregate balance of stockholders advances is approximately $151,000 at May 31, 2008 and is included in advances from stockholders in the accompanying condensed consolidated balance sheet.

7.  OTHER MATTERS RELATING TO CERTAIN DEBT AND EQUITY INSTRUMENTS

In the prior year, the Company entered into certain convertible debt financings.  A $1.5 million convertible note payable to a stockholder issued in September 2004 (as amended in November 2004) and a $384,000 convertible note payable issued to the same stockholder in December 2004 are outstanding at May 31, 2008 and are included in the convertible notes payable to stockholders on the accompanying condensed consolidated balance sheet.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED May 31, 2008 and 2007

8.  EQUITY TRANSACTIONS

Preferred Stock

May 29, 2008 Series C Preferred Stock Transaction

Background

Following approval of its Board of Directors and a majority of its Shareholders’ the Company entered into a Warrant Exchange Agreement, a Warrant Amendment Agreement, and a Preferred Stock Exchange Agreement (collectively, the “Amended and Restated Rights Agreements”), dated as of May 29, 2008, between Company and each of the holders of certain warrants, and holders of certain series of Preferred shares issued by the Company (individually, a “Holder” and collectively, the “Holders”) relating to the Company’s Series A and Series B Preferred shares and related warrants. The Company accepted an exchange of warrants with modified terms for cash and Series C Preferred stock; and the exchange of Series A and Series B Preferred stock for Series A-2 Preferred stock sequentially with all transactions closing concurrently on the same day.  The Company offered the same terms to all participants of Series A and Series B Preferred stock and related warrant holders for a limited 20 day period of exchange. The specific changes contained in the Amended and Restated Rights Agreements are as follows:

•
Decrease the exercise price of 5,963,571 Series A Preferred stock warrants, 805,260 Series B Preferred stock warrants, 4,384,027 Series C Preferred stock warrants, 3,657,142 Series J Preferred stock warrants and 1,200,000 Other Preferred stock warrants from exercise prices ranging between $1.00 through $1.50 per share to $0.25 per share.  The warrant terms were also modified to eliminate the anti-dilution and cashless exercise provisions of each of the warrant series and so that the holders of the warrants received 800,000 shares of Series C Preferred stock upon exercise of the warrants instead of shares of the Company’s common stock.  These warrants were then exercised for cash proceeds of $4,000,000.

•
Simultaneously, modify 314,286 Series A Preferred stock warrants, 5,462,597 Series B Preferred stock warrants, 1,883,830 Series C Preferred stock warrants, 6,267,857 Series D Preferred stock warrants and 628,572 Series J Preferred stock warrants so that the holders  exchanged such warrants for 1,285,238 shares of Series C Preferred stock.

•
Simultaneously, modify 4,500,000 shares of Series A Preferred stock and 2,142,857 shares of Series B Preferred stock so that the holders exchanged such shares for 1,500,000 shares of Series A-2 Preferred stock.

The Certificates of Designation for the Series A-2 Preferred shares and the Series C Preferred shares contain the same terms except that the Series A-2 Preferred shares maintain privileges from the Series A Preferred stock in the event of certain transactions; and the Series C Preferred shares do not have these privileges.

Overall Consideration

The substance of this transactions is to convert the Series A and Series B Preferred stock and related warrants exercisable for shares into Series A-2 and Series C Preferred stock.  Based on an assessment of the overall effect of the components of the transaction, there is an increase of 11,861,904 potential shares to be issued between the number of shares to be issued upon conversion of the Series A-2 and Series C Preferred Stock versus the number of shares that would have been issued upon the conversion of the Series A and Series B Preferred stock and the exercise of the Series A, B, C, D, J and Other warrants. This is accomplished through the reduction of the conversion and exercise prices from between $0.50 to $1.75 to $0.25 and $0.39.

Accounting for Transactions

Change in Exercise Price

The change in the exercise prices of the Series A, B, C, J and other warrants as well as the change such that the warrants are exercisable in exchange for Series C Preferred Stock instead of common stock is considered to be a modification and must be accounted for in accordance with paragraph 51 of SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) as follows:

“A modification of the terms or conditions of an equity award shall be treated as an exchange of the original award for a new award. In substance, the entity repurchases the original instrument by issuing a new instrument of equal or greater value, incurring additional compensation cost for any incremental value. The effects of a modification shall be measured as follows:

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED May 31, 2008 and 2007

8.  EQUITY TRANSACTIONS (continued)

Preferred Stock (continued)

a.     Incremental compensation cost shall be measured as the excess, if any, of the fair value of the modified award determined in accordance with the provisions of this Statement over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date.”

The warrants were exercisable into 16,000,000 shares of common stock. The fair value of the warrants on the transaction date before the modifications was determined to be $4,110,225 using the Black-Scholes option pricing model in accordance with SFAS 123(R). The fair value of the warrants on the transaction date after the modifications was determined to be $5,696,144 using the Black-Scholes option pricing model in accordance with SFAS 123(R). In addition, the warrants were originally issued as part of an equity transaction and the fair value of those warrants was recorded as paid-in capital; therefore, a modification resulting in a change in the fair value of those warrants would also be recorded as paid-in capital rather than as a compensation charge.  As a result, the difference in the fair value of the warrants before and after the modification of $1,585,919 will be recorded as a deemed dividend – since these warrant holders are also holders of the Company’s Series A and Series B Preferred stock and are the beneficiaries of the increase in incremental value – and will be recognized over the period until the Series C Preferred Stock becomes convertible, which was upon issuance since the Series C Preferred stock are convertible upon issuance. However, since the Company did not have retained earnings on the transaction date, the deemed dividend was accounted for by reducing additional paid in capital. The accounting for these dividends also requires that they be credited to additional paid in capital; as a result, there was no net effect of the transaction on the Company’s stockholders’ deficit on the transaction date.

For purposes of reporting the basic and diluted loss per common share, as required by paragraphs 8 and 9 of SFAS No. 128, “Earnings per Share.”  Paragraph 8 states “the objective of basic earnings per share (“EPS”) is to measure the performance of an entity over the reporting period. Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period shall be weighted for the portion of the period that they were outstanding.” Paragraph 9 states “income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. If there is a loss from continuing operations or a net loss, the amount of the loss shall be increased by those preferred dividends.”  Therefore, the deemed dividend to Preferred stockholders was added to the net loss in determining the net loss available to common shareholders in the statement of operations.

Exchange of Warrants for shares of Series C Preferred Stock

Based on the facts of the transaction, this is considered to be a non-monetary exchange and is to be accounted at fair value for in accordance with APB No. 29, “Accounting for Non-Monetary Transactions” (as amended by SFAS 153). The transaction does not qualify for the exception for transactions that lack “commercial substance’ since the future cash flows of the Company are expected to change significantly as a result of the transaction (the Company would have received cash proceeds from the exercise of the warrants but will receive no cash proceeds upon the conversion of the Series C Preferred stock).

The warrants were exercisable into 14,557,142 shares of common stock. The fair value of the warrants on the transaction date was determined to be $4,331,396 using the Black-Scholes option pricing model in accordance with SFAS 123(R).  The Series C Preferred stock has a liquidation preference of $7.80 per share with a 20:1 conversion to the Company’s common shares issuable upon conversion; therefore, the liquidation preference on a per-share of common stock basis of $0.39 (fair value) is equal to the closing price of the Company’s common stock on May 29, 2008, which was determined to be $3,784,856. The difference in fair value between the warrants and the Preferred stock exchanged of $546,540 is considered to be a deemed dividend to the Preferred stockholders, with the entire amount charged to equity on the transaction date. However, since the Company did not have retained earnings on the transaction date, the deemed dividend was accounted for by reducing additional paid in capital. The accounting for these dividends also requires that they be credited to additional paid in capital; as a result, there was no net effect of the transaction on the Company’s stockholders’ deficit on the transaction date.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED May 31, 2008 and 2007

8.  EQUITY TRANSACTIONS (continued)

Preferred Stock (continued)

For purposes of reporting the basic and diluted loss per common share, as required by paragraphs 8 and 9 of SFAS No. 128, “Earnings per Share.”  Paragraph 8 states “the objective of basic EPS is to measure the performance of an entity over the reporting period. Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period shall be weighted for the portion of the period that they were outstanding.” Paragraph 9 states “income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. If there is a loss from continuing operations or a net loss, the amount of the loss shall be increased by those preferred dividends.”  Therefore, the deemed dividend to Preferred stockholders was added to the net loss in determining the net loss available to common shareholders in the statement of operations.

Accounting for Series C Preferred Stock

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” (“SFAS 150”) requires an issuer to classify the following instruments as liabilities (or assets in some circumstances):  a financial instrument issued in the form of shares that is mandatorily redeemable—that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur.  However, SFAS 150 provisions do not apply if redemption is required to occur only upon the liquidation or termination of the reporting entity. The Series C Preferred Stock contains no unconditional obligation requiring redemption.  SFAS 150 also requires unconditional obligations in the form of shares that the issuer must or may settle by issuing a variable number of shares to be classified as a liability.  The Series C Preferred Stock contains no unconditional obligations that may be settled in a variable number of shares.  The Series C Preferred Stock contains redemption features if a Major Transaction or Triggering Event were to occur, that may be settled in cash or shares, at the Company’s option or solely within the Company’s control.  These transactions are not certain to occur and are not unconditional.  Accordingly, the Series C Preferred Stock is considered not to be within the scope of SFAS 150.

The conversion feature in the Series C Preferred Stock was also be evaluated as a potential embedded derivative in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” (“SFAS 133”)  SFAS 133 provides guidance on derivative instruments and contracts that do not in their entirety meet the definition of a derivative instrument but may contain “embedded” derivative instruments.  SFAS 133 requires that an embedded derivative instrument be separated from the host contract and accounted for as a derivative instrument if specified criteria are met.  It also indicates the necessary criteria for bifurcation including (i) that the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, as well as (ii) that a separate instrument with the same terms as the embedded derivative instrument would be a derivative instrument subject to the requirements of the Statement.

SFAS 133 paragraph 61 (l) provides guidance on evaluating convertible Preferred stock and requires that the terms of the Preferred stock (other than the conversion option) be analyzed to determine whether the economic characteristics and risks are more akin to a debt or an equity instrument. Based on an evaluation of the conversion features, the economic characteristics and risks are considered to be more akin to equity since they are clearly and closely related to the host primarily because the host contract is a perpetual interest and there are no collateral requirements or creditor rights in the instruments.  Therefore, the conversion feature does not need to be bifurcated from the host instrument.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED May 31, 2008 and 2007

8.  EQUITY TRANSACTIONS (continued)

Preferred Stock (continued)

The Series C Preferred Stock was also analyzed in comparison to the requirements of EITF Abstracts, Topic D-98, “Classification and Measurement of Redeemable Securities” (“Topic D-98”) and the SEC’s Regulation S-X, Article 5-02.28 (“Reg S-X”).  Reg S-X requires securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable upon the occurrence of an event that is not solely within the control of the issuer.  Topic D-98 excludes cash redemption upon final liquidation as an event requiring classification outside of permanent equity.  In addition, Topic D-98 states that if a company issues preferred shares that are conditionally redeemable, for example, at the holder's option or upon the occurrence of an uncertain event not solely within the company's control, the shares are not within the scope of SFAS 150 because there is no unconditional obligation to redeem the shares by transferring assets at a specified or determinable date or upon an event certain to occur. If the uncertain event occurs, the condition is resolved, or the event becomes certain to occur, then the shares become mandatorily redeemable under SFAS 150 and would require reclassification to a liability. Certain events require cash redemption of the Series C Preferred Stock; however, the Company is either in sole control of these events or upon the occurrence of an uncertain event not solely within the Company’s control. Upon any required conversion the Company has the ability to deliver unregistered common shares. However, the shares become redeemable in the event that the Company does not timely file all reports required by Section 13(a) of 15(d) of the Exchange act of ’34. Based on the terms of the agreement, the Company has the ability (at its option) to settle this via the delivery of unregistered common shares.  Accordingly, this is deemed to be within the control of the Company. Therefore, the Series C Preferred Stock is considered to be permanent equity in accordance with Topic D-98 and Reg S-X.

Finally, the existence of a beneficial conversion feature (“BCF”) must be determined in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and the amount of the BCF calculated in accordance with these accounting standards, if any, must be recorded. The Series C Preferred Stock conversion price of $0.39 per share was equal to the Company’s closing stock price on the transaction date and therefore no BCF existed at the time of issuance of the Series C Preferred Stock.

Exchange of Series A and Series B Preferred Stock for Series A-2 Preferred Stock

Based on the facts of the transaction, this is considered to be a non-monetary exchange and is to be accounted at fair value for in accordance with APB 29, “Accounting for Non-Monetary Transactions (as amended by SFAS 153).” The transaction does not qualify for the exception for transactions that lack “commercial substance.’ Although the future cash flows of the Company are not expected to change significantly as a result of the transaction (the Company will not receive proceeds from the conversion of either the Series A, the Series B or the Series A-2 Preferred stock), using the number of shares to be issued upon conversion of the Series A and Series B Preferred stock compared to the number to be issued upon the conversion of the Series A-2 as a measure of entity-specific value as discussed in paragraph 21.b of SFAS 153 shows that there would be an effect on the Company (13,285,714 total shares versus 30,000,000 shares). Because the transaction has entity specific value, it therefore has commercial substance and therefore must be measured at fair value.

The Series A and Series B Preferred stock were convertible into 9,000,000 and 4,285,714 shares of Company common stock, respectively. The fair value of the Series A and Series B Preferred stock was based on the closing price of the Company’s common stock on the transaction date and the number of common shares issuable upon conversion and was determined to be $5,181,428. The Series A-2 Preferred stock is convertible into 30,000,000 shares of common stock. The Series A-2 Preferred stock has a liquidation preference of $7.80 per share with a 20:1 conversion to the Company’s common shares issuable upon conversion; therefore, the liquidation preference on a per-share of common stock basis of $0.39 (fair value) is equal to the closing price of the Company’s common stock on May 29, 2008, which was determined to be $11,700,000.  The difference in fair value of the Preferred stock exchanged, $6,518,572, is considered to be a deemed dividend to the Preferred stockholders, with the entire amount charged to equity on the transaction date. However, since the Company did not have retained earnings on the transaction date, the deemed dividend was accounted for by reducing additional paid in capital. The accounting for these dividends also requires that they be credited to additional paid in capital; as a result, there was no net effect of the transaction on the Company’s stockholders’ deficit on the transaction date.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED May 31, 2008 and 2007

8.  EQUITY TRANSACTIONS (continued)

Preferred Stock (continued)

For purposes of reporting the basic and diluted loss per common share, as required by paragraphs 8 and 9 of SFAS No. 128, “Earnings per Share.”  Paragraph 8 states “the objective of EPS is to measure the performance of an entity over the reporting period. Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period shall be weighted for the portion of the period that they were outstanding.” Paragraph 9 states “income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. If there is a loss from continuing operations or a net loss, the amount of the loss shall be increased by those preferred dividends.”  Therefore, the deemed dividend to Preferred stockholders was added to the net loss in determining the net loss available to common shareholders in the statement of operations.

Accounting for Series A-2 Preferred Stock

SFAS 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances):  a financial instrument issued in the form of shares that is mandatorily redeemable—that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur.  However, SFAS 150 provisions do not apply if redemption is required to occur only upon the liquidation or termination of the reporting entity. The Series A-2 Preferred Stock contains no unconditional obligation requiring redemption.  SFAS 150 also requires unconditional obligations in the form of shares that the issuer must or may settle by issuing a variable number of shares to be classified as a liability.  The Series A-2 Preferred Stock contains no unconditional obligations that may be settled in a variable number of shares.  The Series A-2 Preferred Stock contains redemption features if a Major Transaction or Triggering Event were to occur, that may be settled in cash or shares, at the Company’s option or solely within the Company’s control.  These transactions are not certain to occur and are not unconditional.  Accordingly, the Series A-2 Preferred Stock is considered to not be within the scope of SFAS 150.

The conversion feature in the Series A-2 Preferred Stock were evaluated as a potential embedded derivative in accordance with SFAS No. 133.   SFAS 133 provides guidance on derivative instruments and contracts that do not in their entirety meet the definition of a derivative instrument but may contain “embedded” derivative instruments.  SFAS 133 requires that an embedded derivative instrument be separated from the host contract and accounted for as a derivative instrument if specified criteria are met.  It also indicates the necessary criteria for bifurcation including (i) that the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, as well as (ii) that a separate instrument with the same terms as the embedded derivative instrument would be a derivative instrument subject to the requirements of the Statement.

SFAS 133 paragraph 61 (l) provides guidance on evaluating the convertible Preferred stock and requires that the terms of the Preferred stock (other than the conversion option) be analyzed to determine whether the economic characteristics and risks are more akin to a debt or an equity instrument. Based on an evaluation of the conversion features, the economic characteristics and risks are considered to be more akin to equity since they are clearly and closely related to the host primarily because the host contract is a perpetual interest and there are no collateral requirements or creditor rights in the instruments.  Therefore, the conversion feature does not need to be bifurcated from the host instrument.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED May 31, 2008 and 2007

8.  EQUITY TRANSACTIONS (continued)

Preferred Stock (continued)

The Series A-2 Preferred Stock was also analyzed in comparison to the requirements of EITF Abstracts, Topic D-98 and the SEC’s Reg S-X.  Reg S-X requires securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable upon the occurrence of an event that is not solely within the control of the issuer.  Topic D-98 excludes cash redemption upon final liquidation as an event requiring classification outside of permanent equity.  In addition, Topic D-98 states that if a company issues Preferred shares that are conditionally redeemable, for example, at the holder's option or upon the occurrence of an uncertain event not solely within the company's control, the shares are not within the scope of SFAS 150 because there is no unconditional obligation to redeem the shares by transferring assets at a specified or determinable date or upon an event certain to occur. If the uncertain event occurs, the condition is resolved, or the event becomes certain to occur, then the shares become mandatorily redeemable under SFAS 150 and would require reclassification to a liability. Certain events require cash redemption of the Series A-2 Preferred Stock; however, the Company is either in sole control of these events or upon the occurrence of an uncertain event not solely within the Company’s control. Upon any required conversion the Company has the ability to deliver unregistered common shares. However, the shares become redeemable in the event that the Company does not timely file all reports required by Section 13(a) of 15(d) of the Exchange act of ’34.  Based on the terms of the agreement, the Company has the ability (at its option) to settle this via the delivery of unregistered common shares.  Accordingly, this is deemed to be within the control of the Company.  Therefore, the Series A-2 Preferred Stock is considered to be permanent equity in accordance with Topic D-98 and Reg S-X.

Finally, the existence of a BCF must be determined in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and the amount of the BCF calculated in accordance with these accounting standards, if any, must be recorded. The Series A-2 Preferred Stock conversion price of $0.25 per share was in-the-money when issued, since the Company’s closing stock price on May 29, 2008 was $0.39, and therefore a BCF existed at the time of issuance of the Series A-2 Preferred Stock. The BCF, $6,518,572, is considered to be a deemed dividend to the preferred stockholders, with the entire amount charged to equity on the transaction date. However, since the Company did not have retained earnings on the transaction date, the deemed dividend was accounted for by reducing additional paid in capital. The accounting for these dividends also requires that they be credited to additional paid in capital; as a result, there was no net effect of the transaction on the Company’s stockholders’ deficit on the transaction date.

For purposes of reporting the basic and diluted loss per common share, as required by paragraphs 8 and 9 of SFAS No. 128, “Earnings per Share.”  Paragraph 8 states “the objective of basic EPS is to measure the performance of an entity over the reporting period. Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period shall be weighted for the portion of the period that they were outstanding.” Paragraph 9 states “income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. If there is a loss from continuing operations or a net loss, the amount of the loss shall be increased by those preferred dividends.”  Therefore, the deemed dividend to Preferred stockholders was added to the net loss in determining the net loss available to common shareholders in the statement of operations.

Accounting Treatment of the Company’s Derivatives

Paragraph 10 of  EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” requires that contracts be reassessed at each balance sheet date or as result of transactions during a period.  One of the criteria to be satisfied so that a potential derivative can be accounted for as equity is that the Company have sufficient authorized and unissued shares available to settle a contract after all other commitments that may require the issuance of stock.

As part of the transactions discussed above, on May 27, 2008 the Company’s Board approved modification of the Astrata Articles of Incorporation to increase authorized Preferred stock to 75,000,000 shares; also authorizing Common Stock to 300,000,000 shares.  On May 28, 2008, the Company received 52% of the common stockholder’s approval for the modification of the Astrata Articles of Incorporation.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED May 31, 2008 and 2007

8.  EQUITY TRANSACTIONS (continued)

Preferred Stock (continued)

As a result of the approval discussed above, the number of authorized and unissued shares of the Company is sufficient to settle all the current potential common stock commitments that may require the issuance of common stock, which as of May 29, 2008 was 101,102,341 shares of common stock fully diluted. Therefore, no further assessment is required.

Issuance of Common Stock and Other Equity Instruments

During the quarter ended May 31, 2008, the Company issued 43,334 shares of its restricted common stock in exchange for services provided by consultants. Such shares were valued at approximately $21,600 (estimated to be the closing value based on the trading price on the issuance date).  The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

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

Registration Rights Penalties

The Company is contractually liable for certain penalties because its registration statement relating to the preferred stock and the April/May 2005 sale of equity units was not filed (or expected to be declared effective by the SEC) by the deadline dates.  Based on the current estimate of the filing and effective dates of such registration statement and the contractual deadlines, as of May 31, 2008, the Company has accrued estimated penalties and related interest of approximately $0.6 million.

Accrued Interest Expense

A number of directors, officers, employees and consultants have deferred salaries, fees and/or expenses for significant periods of time to support the Company.  These loans accrue 1% per month simple interest on balances that remained outstanding for over six months.  During the three months ended May 31, 2008 we accrued interest payable and expensed approximately $46,000 included within interest expense in the accompanying condensed consolidated statement of operations.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED May 31, 2008 and 2007

10. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

Revenues (from continuing operations) reported in the accompanying condensed consolidated statements of operations relate exclusively to the Company’s Telematics operations. Thus, management has not reported the segment information otherwise required by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

Telematic products, accessories and services related to the business of remote monitoring of assets (including track-and-trace) whereby position, attributes, status and communication are involved.

Certain condensed geographic information is presented below including property and equipment, revenues:

As of and for the three months ended May 31, 2008:

	Property and Equipment, net	Revenue
Asia	$546,337	$2,857,879
United States	12,930	-
Western Europe	92,629	168,636
Total	$651,896	$3,026,515

As of and for the three months ended May 31, 2007:

Revenue
Asia	$1,552,119
United States	-
Western Europe	120,294
Total	$1,672,413

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED May 31, 2008 and 2007

11.  LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share from continuing operations computations for the three months ended May 31, 2008 and 2007:

	2008	2007
Numerator for basic and diluted loss per common share:
Net loss from continuing operations	$(1,074,554)	$(3,959,219)
Deemed dividend and cumulative undeclared dividends on preferred stock	(11,757,951)	(56,000)
Total net loss from continuing operations charged to common shareholders	$(12,832,505)	$(4,015,219)

Net loss from continuing operations	$(1,074,554)	$(3,959,219)
Income (loss) from discontinued operations, net of tax	-	(170,007)
Net loss	$(1,074,554)	$(4,129,226)

Denominator for basic and diluted loss per common share:
Weighted average number of common share outstanding	28,504,171	21,426,745

Basic and diluted (loss) per common share:
Continuing operations applicable to common stockholders	$(0.45)	$(0.19)
Discontinued operations	-	(0.01)
	$(0.45)	$(0.20)

12.  DISCONTINUED OPERATIONS

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

Management believes that the Company has not incurred any material contingent liabilities in connection with the transactions and events described in the preceding paragraph. The Company did not recognize any losses for write-downs (to fair value, less cost to sell) of any assets related to discontinued operations during the three months ended May 31, 2008. Operations reported as discontinued in the accompanying consolidated statements of operations are not generating any significant cash flows.  Management has concluded that the Company does not have any active continuing involvement with the components that have been classified as discontinued operations in the accompanying consolidated financial statements.

The (loss) from discontinued operations (net of tax) reported by the Company for the three months ended May 31, 2007 was $170,007.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED May 31, 2008 and 2007

13.  SUBSEQUENT EVENTS

As part of the May 29, 2008 Series C Preferred stock transaction  discussed in Note 8,  the remaining approximately 11.7 million Preferred stock warrant holders have a limited twenty (20) day offer  in which to elect to participate in the  exchange of their warrants into Series C Preferred stock.  As of June 18, 2008, holders of approximately 8.2 million Preferred stock warrants elected to participate in the exchange and will be issued approximately 311,000 shares of Series C Preferred stock for cash and non-cash proceeds of approximately $37,000 and $482,000, respectively.  The remaining approximately 3.5 million Preferred stock warrant holders which did not elect to participate in the exchange will continue to hold their original warrants with terms modified eliminating the anti-dilution and cashless exercise provision.  In addition, in accordance with the anti-dilution terms of the warrant agreement, the exercise price of these approximately 3.5 million warrants was reduced to $0.61.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

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

Telematics products often focus on people and assets in hostile and demanding environments such as monitoring the movement of hazardous materials for homeland security purposes.  We also address the market for fleet management, workforce management, remote asset management and tracking, and emergency services by providing hardware for GPS information and data collection, as well as the software needed to access and analyze the data through the Internet.  Our products combine positioning, wireless, and information technology and add measurable value to location-based information.  We offer airtime to communicate data from the vehicle or field location to the customer’s data center or provide access over the Internet to the data and application software.  This allows critical real-time performance and monitoring data to be accessed and analyzed by supervisory, maintenance, or financial users and make real-time decisions for productivity improvement, cost reductions, safety improvement, or other critical decisions to be fed to the field.

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

Results of Operations for the Three Months Ended May 31, 2008 Compared to May 31, 2007

Revenues

Net sales from continuing operations were approximately $3 million for the three months ended May 31, 2008; an increase of approximately $1.3 million compared to the three months ended May 31, 2007 of approximately $1.7 million.  This increase was attributable to increased business in South East Asia and approximately $0.8 million related to the fixed-price Contract with a Singapore entity we entered into on April 10, 2007 to design, develop and manufacture approximately $93.5 million of our Telematics products. We are currently in the later stage of the development phase and recognize revenue using the percentage of completion method of accounting.  The design and development phase is where we have designed the functionality of the system to meet the customer’s needs and then developed the functionalities into a working environment for testing and acceptance to move into production.  Throughout the last thirteen months, we have accomplished all requirements under the Contract with no liquidation damages incurred. Upon completion of the development phase, we will move into the production phase which includes the units for delivery over approximately fifteen months to the customer.   We expect to progress through the production phase with minimal to no liquidation damages through the completion of this Contract.

Our business strategy is to focus on the homeland security, hazardous materials, civil defense and business-to-business markets by providing our customers with comprehensive solutions to their needs. Frequently this involves additional integration such as sensors ranging from Radio Frequency Identification to biometrics, remote displays or augmenting technologies to allow tracking in tunnels.

Management is projecting growth in Telematics sales during fiscal 2009 and 2010. Other sales contracts are under negotiation, but at this time there can be no assurance regarding the ultimate success of these negotiations.  Based on our current estimates, we project recording revenue under the Contract of approximately $31.7 million and $49.5 million in fiscal 2009 and 2010, respectively.

Margins

Gross profit from continuing operations increased approximately $0.5 million to approximately $1.1 million for the three months ended May 31, 2008 compared to the three months ended May 31, 2007 of approximately $0.6 million.  Total gross profit as a percentage of revenue increased slightly to 36% for the three months ended May 31, 2008 compared to approximately 35% for the three months ended May 31, 2007.  Based on percentage of completion of the Contract, we project recording gross margins under the Contract of approximately $5 million and $7.8 million in fiscal 2009 and 2010, respectively.

Operating Expenses

Selling general and administrative expenses from continuing operations for the three months ended May 31, 2008 were approximately $1.8 million, a decrease of approximately $2.2 million compared to the three months ended May 31, 2007 of approximately $4 million.  For the three months ended May 31, 2008, approximately $0.6 million relates to South East Asia; approximately $0.3 million relates to Europe; and approximately $0.9 million relates to the United States.  In South East Asia (including Singapore, Malaysia, and Brunei) overheads decreased by $0.5 million; Europe remained consistent with the prior year for the same period; and corporate overhead increased by approximately $0.2 million.  The majority of these expenses are specifically related to staffing, facilities and travel. Administrative expenses primarily include marketing, salaries, facilities and travel expenses.  Corporate overhead of approximately $0.9 million includes public company expenses of approximately $0.1 million, investor relations and investment banker service expenses of approximately $0.2 million and administrative expenses of approximately $0.4 million.  Public company expenses include audit expenses, legal fees, and director’s fees.  We expect our expenses to remain consistent or decrease as we progress through the manufacturing phase on the Contract.  A non-cash expense for stock based compensation amounting to approximately $0.2 million was recorded for the three months ended May 31, 2008 compared to approximately $2 million for the three months ended May 31, 2007; which included approximately $1.8 million in awards related to the Contract.

Research and Development

Research and development expenses not directly related to the Contract were approximately $0.2 million for the three months ended May 31, 2008.  During the prior year our research and development team devoted the majority of their time on the Contract in which their costs became direct charges to cost of goods during the development phase.  We expect to incur approximately $0.5 million during fiscal 2009 for the addition of enhanced features to become available with our current products.

Operating Loss

Our operating loss for the three months ended May 31, 2008 was approximately $0.9 million, a decrease of approximately $2.5 million from approximately $3.4 million for the three months ended May 31, 2007.  This primarily reflects a decrease in expenses incurred related to the award of the Contract during the three months ended May 31, 2007.

Certain Non-Operating Items

Interest expense increased by approximately $0.1 million to $0.2 million for three months ended May 31, 2008 compared to approximately $0.1 million for three months ended May 31, 2007.  This was directly related to the loans provided by officers and shareholders for working capital.

Net Results of Operations

We are reporting a net loss from continuing operations of approximately $1.1 million or $0.04 per common share for the three months ended May 31, 2008 compared to a net loss of approximately $4 million or $0.19 per common share for the three months ended May 31, 2007.  Our discontinued operations had no effect on net results from operations for the three months ended May 31, 2008.  Our discontinued operations resulted in a loss of approximately $0.2 million or $0.01 per common share for the three months ended May 31, 2007.

Liquidity and Capital Resources

Total assets increased by approximately $5 million from approximately $7.5 million as of February 29, 2008 to approximately $12.5 million as of May 31, 2008. The increase is due to the increase in cash of approximately $3.2 million; an increase in accounts receivable of approximately $0.2 million, in addition to approximately $1.5 million in costs in excess of billings and estimated earnings related to the Contract.

Total liabilities increased by approximately $1.4 million from approximately $16.1 million as of February 29, 2008 to approximately $17.5 million as of May 31, 2008.  The increase is due to an increase in salaries and benefits payable to officers and directors of approximately $1.2 million; an increase in interest payable of approximately $0.2 million.

Our operating activities used approximately $1.1 million in cash for the three months ended May 31, 2008.  Our net loss of approximately $1.1 million was the primary component of our negative operating cash flow.

At May 31, 2008, the Company had negative working capital of approximately $6.4 million compared to approximately $9.5 million at May 31, 2007.  The primary reason for the working capital deficit is the salaries and benefits payable to officers and directors of approximately $6.7 million, convertible notes payable to stockholder of approximately $1.9 million and related interest payable of approximately $2 million.

Our operating activities provided approximately $0.6 million in cash for the three months ended May 31, 2007.  Our net loss of approximately $4.1 million was offset by certain non-cash expenses such as stock-based compensation and depreciation and amortization in the total amount of approximately $2.1 million and a increase in accounts payables, accrued liabilities and income taxes and penalties payable of approximately $2 million.

Under the terms of the Contract, the Company was required to provide a performance bond for the benefit of the customer.  In lieu of such bond, a certificate of deposit was initiated to guarantee this bond.  The CD in the amount of $413,000 bears interest at 5.1% per annum and matures in August 2009. Under the terms of the Company’s arrangement with the bank that issued the CD, the funds will not be available for withdrawal until August 2009. Thus, the CD is a restricted account which has been reported as a non-current asset in the Company’s condensed consolidated balance sheet.

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

Following approval of the Board of Directors and a majority of its shareholders, the Company entered into a $4 million Warrant Exchange Agreement, a Warrant Amendment Agreement, and a Preferred Stock Exchange Agreement (collectively, the “Amended and Restated Rights Agreements”), dated as of May 29, 2008, between Company and each of the holders of certain warrants, and holders of certain series of preferred shares issued by the Company (individually, a “Holder” and collectively, the “Holders”) relating to the Company’s Series A and Series B Preferred shares. The Amended and Restated Rights Agreements eliminate the anti-dilution and cashless exercise provisions of the Series A and Series B warrants.  The Company received net cash proceeds of approximately $4 million which we intend to use the proceeds for working capital.  For additional information on this transaction, see Note 8 in the accompanying footnotes to these condensed consolidated financial statements.

Liquidity and Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming we will continue in our present form, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  For the three months ended May 31, 2008, we had a net loss of approximately $1.1 million and negative cash flows from operating activities of approximately $1.1 million.  In addition, we had a working capital deficit of approximately $6.4 million and an accumulated deficit of approximately $48.2 million and stockholders’ deficit of approximately $5.0 million as of May 31, 2008.

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

Astrata’s Telematics operations were strengthened during fiscal 2007 by our increased presence in South East Asia based primarily on the successful delivery of the fixed-price Contract. Deliveries began in January 2008 and we anticipate beginning the five major shipments in the later part of 2008. The Contract includes a provision for substantial liquidated damages for unexcused delays in product deliveries and/or failure to satisfy certain customer-specified acceptance criteria. The Company’s proprietary Telematics system is undergoing significant customization/modification in order to achieve the functionality required by the customer.  The design and development phase is where we have designed the functionality of the system to meet the customer’s needs and then developed the functionalities into a working environment for testing and acceptance to move into production.  Throughout the last thirteen months, we have accomplished all requirements with no liquidation damages incurred. Upon completion of the development phase, we will move into the production phase which includes the units for delivery over approximately fifteen months to the customer.   We expect to progress through the production phase with minimal to no liquidation damages through the completion of this Contract.  Funding for the manufacturing phase is covered by the customer providing a letter of credit for each shipment.  Profits from these shipments will partially fund our operations and begin to result in a strengthening of our balance sheet, cash flow and equity position; however, there can be no assurance of the outcome of these events.  Also, based on our current estimates, we project recording revenue under the Contract of approximately $31.7 million and $49.5 million in fiscal 2009 and 2010, respectively; and margins of approximately $5 million and $7.8 million in fiscal 2009 and 2010, respectively.

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

Following approval of the Board of Directors and a majority of its shareholders, the Company entered into a $4 million Warrant Exchange Agreement, a Warrant Amendment Agreement, and a Preferred Stock Exchange Agreement (collectively, the “Amended and Restated Rights Agreements”), dated as of May 29, 2008, between Company and each of the holders of certain warrants, and holders of certain series of preferred shares issued by the Company (individually, a “Holder” and collectively, the “Holders”) relating to the Company’s Series A and Series B Preferred shares. The Amended and Restated Rights Agreements eliminate the anti-dilution and cashless exercise provisions of the Series A and Series B warrants.  The Company received net cash proceeds of approximately $4 million which we intend to use the proceeds for working capital.  For additional information on this transaction, see Note 8 in the accompanying footnotes to these condensed consolidated financial statements.

Off Balance Sheet Arrangements

As of May 31, 2008, there were no off balance sheet arrangements.  Please refer to the Commitment and Contingencies footnote (Note 9 to our condensed consolidated financial statements included elsewhere herein) for additional information.

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

The Company uses the U.S. dollar as its functional currency.  We translate all assets and liabilities at period-end exchange rates and income and expenses accounts at average rates during the period.  In fiscal 2008, we had transactions denominated in the Euro, the British Pound, the Singapore Dollar, the Malaysian Ringgit, and the Brunei Dollar.  In accordance with SFAS No. 52, “Foreign Currency Translation” such adjustments are reported as a component of accumulated other comprehensive loss within stockholders’ deficit.

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

Under the modified prospective method of adoption for SFAS No.123-R, the compensation cost recognized by the Company beginning March 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of March 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to February 28, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.  For additional information see Note 2 in the Company’s condensed consolidated financial statements included elsewhere herein.

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

Contract Accounting

The Company is accounting for the Contract described above under the percentage-of completion method under SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production –Type Contracts”. Under the percentage-of-completion method, revenues, expenses and profits are recognized as performance progresses on long-term contracts. Progress toward completion is measured using the cost-to-cost method.  The Company uses the estimated COGS for the project to determine the associated recognized revenues in the periods in which they are earned.  This is calculated by taking the current reporting period COGS against the total projected COGS to determine a percentage of completion; then applying the percentage against the Contract project total revenues to determine the revenues for the reporting period.

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

Customer incentive bonuses and other consideration received or receivable directly from a vendor for which the Company acts as a reseller are accounted for as a reduction in the price of the vendor’s products or services. When such incentive is pursuant to a binding arrangement, the amount received or receivable is recorded as deferred income and recognized as income on a systematic basis over the life of the arrangement.

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

The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.  The Company adopted SFAS No. 157 as of March 1, 2008 which had no material impact its consolidated financial statements.

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

Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements”.  The Company adopted SFAS No. 159 as of March 1, 2008 which had no material impact its consolidated financial statements.

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

SFAS No. 163, “Accounting for Guarantee Insurance Contracts” requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.

Statement 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted.  The Company does not believe the application of this standard will impact its consolidated financial statements.

Item 3:  Controls and Procedures

Company management, with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO") in Internal Control – Integrated Framework.

Management used its knowledge and understanding of the Company’s organization, operations, and processes to determine, in its judgment, the sources and potential likelihood of misstatements in financial reporting.  Management also considered in its assessment the Company’s size and complexity.  Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, believes that, as of May 31, 2008, the Company’s internal control over financial reporting was not effective based on those criteria.

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

Item 1A: Risk Factors

There were no material changes from the risk factors disclosed in the Company’s February 29, 2008 Form 10-KSB filed with the SEC on June 11, 2008.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock

During the quarter ended May 31, 2008, the Company issued 43,334 shares of its restricted common stock in exchange for services provided by consultants. Such shares were valued at approximately $21,600 (estimated to be the closing value based on the trading price on the issuance date).  The transaction described in this paragraph constituted an exempt offering under Section 4(2) of the Securities Act.

Item 6: Exhibits and Reports on Form 8-K

a)	Form 8-K, Item 3.03 Material modification to rights of security holders as filed on May 29, 2008.

b)	Exhibits:

Exhibit 31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTRATA GROUP INCORPORATED

By:	/s/THOMAS A. WAGNER
	Thomas A. Wagner	Date: July 21, 2008
Chief Financial Officer