Form 10-Q
period 2008-08-31
ASTRATA GROUP INC
filed 2008-10-14
CIK 1071157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2008

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number: 000-32475

ASTRATA GROUP INCORPORATED
(Exact name of registrant as specified in its charter)

NEVADA	84-1408762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

940 South Coast Dr., Suite 215, Costa Mesa, California	92626
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:  (714) 641-1512

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [X]  No [_]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]  No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity as of October 3, 2008: 31,013,819 shares of common stock.

i

PART I – FINANCIAL INFORMATION

Item 1:  Condensed Consolidated Financial Statements (Unaudited)

The following unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  In the opinion of management, all adjustments considered necessary for a fair presentation, which (except where stated otherwise) consisted only of normal recurring adjustments, have been included.  Operating results for the interim period ended August 31, 2008 are not necessarily indicative of the results anticipated for the entire fiscal year ending February 28, 2009.  This report should be read in conjunction with the Company’s February 29, 2008 annual report on Form 10-KSB filed with the SEC on June 11, 2008.

ii

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2008 AND FEBRUARY 29, 2008
(UNAUDITED)

ASSETS	August 31, 2008	February 29, 2009
Current assets:
Cash and cash equivalents	770,266	$1,032,051
Trade receivables, net	1,151,582	1,047,990
Inventories	131,724	285,584
Cost in excess of billings and estimated earnings on uncompleted contract	5,528,743	3,289,258
Other assets	354,896	460,808
Total current assets	7,937,211	6,115,691
Property and equipment, net	638,364	617,727
Certificate of deposit - restricted	412,987	420,998
Goodwill	300,000	300,000
Notes receivable - unconsolidated affiliate	64,674	75,259
Other assets	272,075	-
Total assets	$9,625,311	$7,529,675

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$2,524,704	$4,267,174
Salaries and benefits payable to officers and directors	6,629,937	5,586,795
Registration rights penalties	280,000	599,241
Interest payable	2,008,336	1,788,203
Deferred income	741,028	723,339
Income taxes and related penalties payable	33,043	517,592
Convertible notes payable to stockholder	1,884,000	1,884,000
Advances from stockholders	150,638	142,493
Current portion of long-term liabilities	217,564	191,161
Other current liabilities	270,758	393,479
Discontinued operations - current liabilities	-	8,011
Total current liabilities	14,740,008	16,101,488
Long-term liabilities	22,014	9,835
Total liabilities	14,762,022	16,111,323
Commitments and contingencies (Note 9)
Stockholders' deficit:
Preferred stock, Series A, A2, B and C convertible, $0.0001 par value, 75,000,000 and
10,000,000 shares authorized as of 8/31/08 and 2/29/08, respectively;
50,000 and 4,550,000 shares of Series A issued and outstanding with a liquidation preference of $1.00 per share as of 8/31/08 and 2/29/08, respectively;
1,500,000 shares of Series A2 issued and outstanding with a liquidation preference of $5.00 per share as of 8/31/08;
2,142,857 shares of Series B issued and outstanding with a liquidation preference of $1.40 per share as of 2/29/08;
1,492,863 shares of Series C issued and outstanding with a liquidation preference
of $7.80 per share as of 8/31/08;	304	670
Common stock, $0.0001 par value, 300,000,000 shares authorized,
31,013,819 and 28,480,910 shares issued and outstanding as of 8/31/08 and 2/29/08, respectively	3,101	2,848
Additional paid-in capital	43,233,352	38,278,333
Accumulated deficit	(48,468,218)	(46,471,478)
Accumulated other comprehensive income	94,750	(392,021)
Total stockholders' deficit	(5,136,711)	(8,581,648)
Total liabilities and stockholders' deficit	$9,625,311	$7,529,675

See accompanying notes to these condensed consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2008 AND 2007
(UNAUDITED)

	THREE MONTHS		SIX MONTHS

	2008	2007	2008	2007
Net sales	$2,718,789	$3,959,979	$5,745,304	$5,632,392
Cost of goods sold	1,608,999	2,863,381	3,536,713	3,943,642
Gross profit	1,109,790	1,096,598	2,208,591	1,688,750
Selling, general and administrative expenses	2,051,889	2,288,314	3,901,209	6,247,818
Research and development	204,245	-	357,891	-
Operating loss	(1,146,344)	(1,191,716)	(2,050,509)	(4,559,068)
Other income (expense):
Interest expense	(191,145)	(121,358)	(355,234)	(214,807)
Other income	8,359	55	9,797	1,637
Total other income (expense)	(182,786)	(121,303)	(345,437)	(213,170)

Loss before tax (benefit)/provision and equity in net loss of affiliate	(1,329,130)	(1,313,019)	(2,395,946)	(4,772,238)
Income tax (benefit)/provision	(473,178)	-	(478,898)	500,000
Loss before equity in net loss of affiliate	(855,952)	(1,313,019)	(1,917,048)	(5,272,238)
Equity in net loss of affiliate	(66,234)	-	(79,692)	-
Loss from continuing operations	(922,186)	(1,313,019)	(1,996,740)	(5,272,238)
Loss on discontinued operations, net of tax	-	(11,313)	-	(181,320)
Net loss	$(922,186)	$(1,324,332)	$(1,996,740)	$(5,453,558)

Net loss from continuing operations applicable
to common stockholders consists of the following:
Loss from continuing operations	$(922,186)	$(1,313,019)	$(1,996,740)	$(5,272,238)
Cumulative undeclared dividends on preferred stock (Note 8)	-	(56,000)	(11,757,951)	(112,000)
Net loss applicable to common stockholders	$(922,186)	$(1,369,019)	$(13,754,691)	$(5,384,238)

Comprehensive loss and its components consist of the following:
Net loss	$(922,186)	$(1,324,332)	$(1,996,740)	$(5,453,558)
Foreign currency translation adjustment, net of tax	(30,097)	(141,834)	486,771	(467,515)
Comprehensive loss	$(952,283)	$(1,466,166)	$(1,509,969)	$(5,921,073)

Basic and diluted (loss) per common share:
Continuing operations applicable to common stockholders	$(0.03)	$(0.06)	$(0.47)	$(0.23)
Discontinued operations	-	-	-	(0.01)
	$(0.03)	$(0.06)	$(0.47)	$(0.24)

Weighted average common shares outstanding:
Basic and diluted	30,375,745	23,406,905	29,444,976	23,168,760

See accompanying notes to these condensed consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,996,740)	$(5,453,558)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	168,724	193,229
Gain on disposal transactions relating to discontinued operations	-	(59,057)
Stock-based compensation	425,780	2,303,359
Equity loss from affiliate	79,692	-
Realized foreign currency exchange gain	37,132	-
Changes in operating assets and liabilities:
Trade and other receivables	(46,525)	(1,619,774)
Inventories	167,317	(83,269)
Billings in excess of costs and estimated earnings on uncompleted contract	-	2,154,045
Costs in excess of billings and estimated earnings on uncompleted contract	(2,239,485)	-
Other assets	(97,118)	449,022
Accounts payable and accrued liabilities	(667,575)	2,376,874
Taxes and related penalties payable	(484,549)	493,420
Net cash provided by (used in) operating activities	(4,653,347)	754,291
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(189,361)	(308,855)
Investment in affiliates	-	11,741
Certificate of deposit-restricted	-	(412,987)
Net cash used in investing activities	(189,361)	(710,101)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term liabilities	(5,358)	(12,158)
Proceeds from notes payable	113,828	179,323
Proceeds from issuance of common stock	97,019	-
Proceeds from warrants exercised for common stock	-	1,000,000
Proceeds from warrants exercised for preferred stock	3,950,235	-
Net cash provided by financing activities	4,155,724	1,167,165
Effect of foreign currency exchange rate changes
on cash and cash equivalents	425,199	(458,289)
Net increase (decrease) in cash and cash equivalents	(261,785)	753,066
Cash and cash equivalents at beginning of period	1,032,051	179,371
Cash and cash equivalents at end of period	$770,266	$932,437
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

See the accompanying notes for information on non-cash investing and financing activities.
See accompanying notes to these condensed consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

Liquidity and Going Concern Considerations

For the six months ended August 31, 2008, we had a net loss of approximately $2 million.  We had negative cash flow from operating activities of approximately $4.7 million.  In addition, we had a working capital deficit of approximately $6.8 million, an accumulated deficit of approximately $48.5 million and a stockholders’ deficit of approximately $5.1 million as of August 31, 2008.

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

The Company’s capital requirements depend on numerous factors, including the Company’s ability to fill its current backlog, rate of market acceptance of the Company’s products and services, the Company’s ability to service its customers, the ability to maintain and expand our customer base, the level of resources required to expand the Company’s marketing and sales organization, research and development activities and other factors.  Management presently believes execution of the Contract combined with the Company’s debt and/or equity financing recently completed and proposals now under consideration, will be sufficient to meet the Company’s anticipated liquidity requirements through February 2009. In order for us to fund our operations and continue this growth plan, substantial additional funding will be required from external sources.  Management currently intends to fund operations through a combination of borrowings, letters of credit, debt, and if necessary, equity-based transactions.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. ORGANIZATION, NATURE OF OPERATIONS, AND LIQUIDITY/GOING CONCERN CONSIDERATIONS (continued)

Liquidity and Going Concern Considerations (continued)

The Company entered into a fixed-price Contract with a Singapore entity on April 10, 2007 to design, develop and manufacture approximately $93.5 million of its Telematics products. The Company has completed the design phase and is currently working within the development phase where we have designed the functionality of the system to meet the customer needs and then developed the functionalities into a working environment.  Upon completion of the development phase, all customer testing provision will be completed and documented;  thereby removing all rights of cancellation and we will move into the production phase for delivery over approximately eighteen months to the customer. With each shipment the customer will have forty-five days from receipt for normal processing of payment. From inception of the Contact, we have accomplished all requirements under the Contract with no liquidated damages incurred. We expect to progress through the production phase with minimal to no liquidated damages through the completion of this Contract.

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

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim condensed consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at August 31, 2008, the consolidated results of its operations and its consolidated cash flows for the six month periods ended August 31, 2008 and 2007.  Certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended February 29, 2008. The results of operations of interim periods are not necessarily indicative of future operating results.  All intercompany amounts have been eliminated in consolidation.

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
UNAUDITED

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

Other Concentrations

The financial instruments that potentially expose the Company to a concentration of credit risk principally consist of cash, cash equivalents and accounts receivable. The Company deposits its cash with high credit financial institutions, principally in the United States, Europe and Asia. Certain countries do not have any institutional depository insurance comparable to the United States, which insures bank balances up to $100,000 per bank.  At August 31, 2008, the Company’s cash balances in U.S. bank accounts totaled approximately $0.1 million which approximates the Federal Deposit Insurance Corporation limit of $100,000.

The certificate of deposit described below (approximately $413,000 at August 31, 2008) is with a Singapore bank. Because the funds deposited were in U.S. dollars, such account is not eligible for coverage under Singapore’s Deposit Insurance Act.

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

Certificate of Deposit - Restricted

Under the terms of the Contract described in Note 4, the Company was required to provide a performance bond for the benefit of the customer.  In lieu of such bond, a certificate of deposit was initiated.  The certificate of deposit (the “CD”) in the amount of approximately $413,000 bears interest at 5.1% per annum and matures in December 2011. Under the terms of the Company’s arrangement with the bank that issued the CD, the funds will not be available for withdrawal until December 2011. Thus, the CD is a restricted account which has been reported as a non-current asset in the accompanying condensed consolidated balance sheet.

Derivative Instruments and Hedging Activities

The Company records all derivative financial instruments in its condensed consolidated financial statements at estimated fair value, regardless of the purpose or intent of holding the instrument.  Changes in the fair value of derivative financial instruments are either recognized periodically in the results of operations or in stockholders’ deficit as a component of accumulated other comprehensive loss, depending on whether the derivative instrument qualifies for hedge accounting as defined in Statement of Financial Accounting Standard (“SFAS”)  No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related interpretations.  Changes in the estimated fair value of derivatives not qualifying for hedge accounting are included in the results of operations as they occur.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

The Company uses the U.S. dollar as its functional currency.  We translate all assets and liabilities at period-end exchange rates and income and expenses accounts at average rates during the period.  During the six months ended August 31, 2008, we had transactions denominated in the Euro, the British Pound, the Singapore Dollar, the Malaysian Ringgit, and the Brunei Dollar.  In accordance with SFAS No. 52, “Foreign Currency Translation” such adjustments are reported as a component of accumulated other comprehensive loss within stockholders’ deficit.

Inventories

 Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of finished goods at August 31, 2008 and February 29, 2008. Market is determined by comparison with recent sales or estimated net realizable value. Net realizable value is based on management’s forecasts for sales of the Company’s products and services in the ensuing years and/or consideration and analysis of any change in the customer base, products mix, or other factors that may impact the estimated net realizable value. Should the demand for the Company’s products and/or services prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than the amount reflected in the accompanying  condensed consolidated balance sheets.

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

Other Assets

Included in other assets are prepaid expenses and deposits required in the normal course of operation and approximated $627,000 as of August 31, 2008.  Each amount is recorded as current and noncurrent assets based on its estimated usage and/or related terms.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Other Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets”, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition and after they have been initially recognized in the condensed consolidated financial statements. SFAS No. 142 requires that goodwill and identifiable intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their estimated useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment, and expands the disclosure requirements about intangible assets in the years subsequent to their acquisition.

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

As of August 31, 2008, management has determined that no new impairment indicators exist and therefore, no adjustments have been made to the carrying values of long-lived assets held for sale or held and used. There can be no assurance, however, that market conditions will not change or demand for the Company’s services and products will continue which could result in impairment of long-lived assets in the future.

Registration Rights Penalties

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

Registration rights penalties have been accounted for as described above in accordance with FSP EITF 00-19-2.  When the potential registration rights penalties became probable, the Company accrued for the full potential contingent penalties creating the liability and recording the expense in the statement of operations.

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

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Contract Accounting

The Company is accounting for the Contract described in Note 4 under the percentage-of completion method under the AICPA Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production –Type Contracts”. Under the percentage-of-completion method, revenues, expenses and profits are recognized as performance progresses on long-term contracts. Progress toward completion is measured using the cost-to-cost method.  The Company uses the estimated cost of goods (“COGS”) for the project to determine the associated recognized revenues in the periods in which they are earned.  This is calculated by taking the actual COGS against the total projected COGS to determine a percentage of completion; then applying the percentage against the Contract project total revenues to determine the revenues for the reporting period.

We follow the provisions of SOP 81-1, paragraph 78 when updating our Contract costs.  We employ systematic and consistent procedures for periodically comparing actual and estimated costs.  Our CTO and Project Manager, based in Singapore, monitor our project costs on a regular basis, and are apprised of progress regularly by the customer.

According to SOP 81-1, paragraph 82 states “adjustments to the original estimates of the total contract revenue, total contract cost, or extent of progress toward completion are often required as work progresses under the contract as experience is gained, even though the scope of the work required under the contract may not change”.  The nature of accounting for contracts is such that refinements of the estimating process for changing conditions and new developments are continuous and characteristic to the process.  We review our total projected Contract costs on a quarterly basis and make the appropriate revisions, as deemed necessary.

Should this quarterly update indicate a contract loss, a provision for the entire loss on the Contract will be made pursuant to SOP 81-1, paragraph 85.

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
UNAUDITED

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

Options granted by the Company generally expire five years from the grant date. Options granted to existing and newly hired employees generally vest over a three-year period from the date of grant. The effects of share-based compensation resulting from the application of SFAS No. 123-R to options granted under the Company’s equity incentive plan resulted in an expense of approximately $205,000 for the three months ended August 31, 2007 and $418,000 for the six months ended August 31, 2007.   During the three and six months ended August 31, 2008 there was no effect of SFAS No. 123-R and no options were granted.

The following weighted average assumptions were used in estimating the fair value of certain share-based payment arrangements:

Three Months Ended
August 31, 2007
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

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

		Outstanding Options
					Weighted
			Weighted		Average
	Shares		Average	Aggregate	Remaining
	Available for	Number of	Exercise	Intrinsic	Contractual
	Grant	Shares	Price	Value (a)	Term (in Years)
February 29, 2008	2,291,500	108,500	$5.00	$-
Grants	-	-	-	-
Exercises	-	-	-	-
Cancellations	-	-	-	-
August 31, 2008	2,291,500	108,500	$5.00	$-	1.5

Options vested at:
February 29, 2008		108,500	$5.00
August 31, 2008		108,500	$5.00

(a)
These amounts represent the difference between the exercise price and $0.27, the closing market price of the Company’s common stock on August 31, 2008 as quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “ATTG” for all in-the-money options outstanding.

Basic and Diluted Loss per Share

In accordance with SFAS No. 128, “Earnings per Share”, the Company calculates basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented and adjusts the amount of net loss, used in this calculation, for preferred stock dividends during the period.

We incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods.  Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of preferred stock, the exercise of warrants, stock options and convertible debt.  For the three and six months ended August 31, 2008 and 2007, all potentially dilutive common stock equivalents amount to 68,540,417 and 38,271,064, respectively.

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
UNAUDITED

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

Recently Issued Accounting Pronouncements

On December 4, 2007, the FASB, issued SFAS No. 141 (Revised 2007), “Business Combinations”. Statement 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, including:

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
UNAUDITED

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
UNAUDITED

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

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

3. INVENTORY

Inventories consisted of the following:

	August 31, 2008
	Europe	Asia	Totals
Finished goods	20,634	111,090	131,724
	$20,634	$111,090	$131,724

	February 29, 2008
	Europe	Asia	Totals
Finished goods	29,681	255,903	285,584
	$29,681	$255,903	$285,584

4. CONTRACT IN PROGRESS

The Company’s Singapore subsidiary entered into the Contract with a Singapore entity on April 10, 2007 to design, develop and manufacture approximately $93.5 million of its Telematics products. Deliveries began in January 2008 and we anticipated beginning the five major shipments in the early part of 2009. The Contract includes a provision for substantial liquidated damages for unexcused delays in product deliveries and/or failure to satisfy certain customer-specified acceptance criteria. In addition, in the event of non-performance by the Company that remains uncorrected after notice from the customer and the expiration of a contractual grace period, the customer has the right to cancel the Contract. The Company’s proprietary Telematics system is undergoing significant customization/modification in order to achieve the functionality required by the customer.

Under the terms of the Contract, the schedule of values is used to determine performance and testing criteria and includes the design, development and manufacturing phases.  We are to receive payments that become payable upon the completion of each milestone as agreed upon in the Contract.  The milestones include delivery of designs and plans, prototype units, harnesses and memory, main infrastructure components, PDA’s, testing procedures, prototype units and software.   The Company has billed and collected, in full, the design phase representing $3.8 million.  We have begun progress billings under the development phase representing approximately $1.6 million.  The amounts due and payable are determined by delivery of milestones to the customer.  The Company has completed the design phase and is currently working within the development phase where we have designed the functionality of the system to meet the customer needs and then developed the functionalities into a working environment.  Upon completion of the development phase, all customer testing provisions will be completed and documented;  thereby removing all rights of cancellation and we will move into the production phase for delivery over approximately eighteen months to the customer. With each shipment the customer will have forty-five days from receipt for normal processing of payment. From inception of the Contact, we have accomplished all requirements under the Contract with no liquidated damages incurred. We expect to progress to move through the production phase with minimal to no liquidated damages through the completion of this Contract.

As the Company is recognizing revenue under the percentage-of completion method under SOP 81-1, the amounts billed to the customer and received by the Company do not impact the revenues recognized.

The Company is accounting for the Contract described above under the percentage-of completion method under SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production –Type Contracts”. Under the percentage-of-completion method, revenues, expenses and profits are recognized as performance progresses on long-term contracts.  Progress towards completion is measured using the cost-to-cost method.  The Company uses the estimated COGS for the project to determine the associated recognized revenues in the periods in which they are earned under the percentage-of-completion method of accounting.  This is calculated by taking the actual COGS against the total projected COGS to determine a percentage of completion; then applying the percentage against the Contract project total revenues to determine the revenues for the reporting period.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

4. CONTRACT IN PROGRESS (continued)

The Company has completed the design phase and is currently working within the development phase where we have designed the functionality of the system to meet the customer needs and then developed the functionalities into a working environment.  Upon completion of the development phase, all customer testing provision will be completed and documented;  thereby removing all rights of cancellation and we will move into the production phase for delivery over approximately eighteen months to the customer. With each shipment the customer will have forty-five days from receipt for normal processing of payment. From inception of the Contact, we have accomplished all requirements under the Contract with no liquidated damages incurred. We expect to progress to move through the production phase with minimal to no liquidated damages through the completion of this Contract.

During the three and six months ended August 31, 2008, the Company recognized approximately $0.9 million and $2.4 million, respectively in revenue on the Contract.  During the three and six months ended August 31, 2007, the Company recognized approximately $2.3 million and $3 million, respectively in revenue on the Contract.

As of August 31, 2008, the Company has unbilled revenues reflected in the balance sheet of approximately $5.5 million towards costs and estimated earnings on uncompleted contract.  The Company has recognized costs and estimated earnings on the uncompleted Contract to date of approximately $10.9 million; offset by actual billings to the customer of approximately $5.4 million.

5.  INCOME TAXES

The Company adopted FIN 48 effective March 1, 2007.  Management had determined that the failure to file certain information returns (for the period from inception to and including the year ended February 28, 2007) may result in the assessment of income tax penalties.  As a result, management has accrued an estimate of such penalties at March 1, 2007.

As of August 31, 2008, the information returns discussed above have been prepared and filed with no income tax penalties. Accordingly, the Company’s has removed the estimated liability of approximately $0.5 million relating to potential income tax penalties.

All open tax years of the Company remain subject to examination by tax authorities and, as applicable, certain foreign tax authorities.

6.  NOTES PAYABLE

In April 2007, the Company received an unsecured note payable which was due on August 4, 2008 and carries an annual interest rate of 16.5%.  During August 2008, the maturity date was extended to September 4, 2008. The balance of the note is approximately $59,000 at August 31, 2008 and is included in current portion of long-term liabilities in the accompanying condensed consolidated balance sheet.

In August 2007, the Company received an unsecured non-interest bearing note payable which was due on August 11, 2008. The amount of the imputed interest is insignificant.  This note payable replaces approximately $130,000 of accrued expenses.  During August 2008, the maturity date was extended to September 11, 2008. The balance of the note payable is approximately $151,000 at August 31, 2008 and is included in current portion of long- term liabilities in the accompanying condensed consolidated balance sheet.

During the fiscal year ended February 28, 2007, certain stockholders advanced funds to the Company for working capital purposes at an annual interest rate of 15% payable upon demand with a remaining balance of approximately $81,000 as of August 31, 2008.   During the fiscal year ended February 29, 2008, certain stockholders advanced to the Company approximately $70,000 in working capital at an annual interest rate of 15% payable upon demand.  The aggregate balance of stockholders advances is approximately $151,000 at August 31, 2008 and is included in advances from stockholders in the accompanying condensed consolidated balance sheet.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

7.  OTHER MATTERS RELATING TO CERTAIN DEBT AND EQUITY INSTRUMENTS

In previous years, the Company entered into certain convertible debt financings.  A $1.5 million convertible note payable to a stockholder issued in September 2004 (as amended in November 2004) and a $384,000 convertible note payable issued to the same stockholder in December 2004 are outstanding at August 31, 2008 and are included in the convertible notes payable to stockholders on the accompanying condensed consolidated balance sheet.

8.  EQUITY TRANSACTIONS

Issuances of Preferred Stock

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

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

8.  EQUITY TRANSACTIONS (continued)

Issuances of Preferred Stock (continued)

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

The warrants were exercisable into 16,000,000 shares of common stock. The fair value of the warrants on the transaction date before the modifications was determined to be $4,110,225 using the Black-Scholes option pricing model in accordance with SFAS 123(R). The fair value of the warrants on the transaction date after the modifications was determined to be $5,696,144 using the Black-Scholes option pricing model in accordance with SFAS 123(R). In addition, the warrants were originally issued as part of an equity transaction and the fair value of those warrants was recorded as paid-in capital; therefore, a modification resulting in a change in the fair value of those warrants would also be recorded as paid-in capital rather than as a compensation charge.  As a result, the difference in the fair value of the warrants before and after the modification of $1,585,919 was be recorded as a deemed dividend – since these warrant holders are also holders of the Company’s Series A and Series B Preferred stock and are the beneficiaries of the increase in incremental value – and was be recognized over the period until the Series C Preferred Stock becomes convertible, which was upon issuance since the Series C Preferred stock are convertible upon issuance. However, since the Company did not have retained earnings on the transaction date, the deemed dividend was accounted for by reducing additional paid in capital. The accounting for these dividends also requires that they be credited to additional paid in capital; as a result, there was no net effect of the transaction on the Company’s stockholders’ deficit on the transaction date.

The reporting of the basic and diluted loss per common share was accounted for in accordance with paragraphs 8 and 9 of SFAS No. 128, “Earnings per Share.”  Paragraph 8 states “the objective of basic earnings per share (“EPS”) is to measure the performance of an entity over the reporting period. Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period shall be weighted for the portion of the period that they were outstanding.” Paragraph 9 states “income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. If there is a loss from continuing operations or a net loss, the amount of the loss shall be increased by those preferred dividends.”  Therefore, the deemed dividend to Preferred stockholders was added to the net loss in determining the net loss available to common shareholders in the statement of operations.

Exchange of Warrants for shares of Series C Preferred Stock

Based on the facts of the transaction, this is considered to be a non-monetary exchange and was accounted at fair value for in accordance with APB No. 29, “Accounting for Non-Monetary Transactions” (as amended by SFAS 153). The transaction does not qualify for the exception for transactions that lack “commercial substance’ since the future cash flows of the Company are expected to change significantly as a result of the transaction (the Company would have received cash proceeds from the exercise of the warrants but will receive no cash proceeds upon the conversion of the Series C Preferred stock).

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

8.  EQUITY TRANSACTIONS (continued)

Issuances of Preferred Stock (continued)

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

The Company reported the basic and diluted loss per common share pursuant to paragraphs 8 and 9 of SFAS No. 128, “Earnings per Share.”  As a result, the deemed dividend to Preferred stockholders was added to the net loss in determining the net loss available to common shareholders in the statement of operations.

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

The conversion feature in the Series C Preferred Stock was also evaluated as a potential embedded derivative in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” (“SFAS 133”)  SFAS 133 provides guidance on derivative instruments and contracts that do not in their entirety meet the definition of a derivative instrument but may contain “embedded” derivative instruments.  SFAS 133 requires that an embedded derivative instrument be separated from the host contract and accounted for as a derivative instrument if specified criteria are met.  It also indicates the necessary criteria for bifurcation including (i) that the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, as well as (ii) that a separate instrument with the same terms as the embedded derivative instrument would be a derivative instrument subject to the requirements of the Statement.

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
UNAUDITED

8.  EQUITY TRANSACTIONS (continued)

Issuances of Preferred Stock (continued)

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

Exchange of Series A and Series B Preferred Stock for Series A-2 Preferred Stock

Based on the facts of the transaction, this is considered to be a non-monetary exchange and was accounted at fair value for in accordance with APB 29, “Accounting for Non-Monetary Transactions (as amended by SFAS 153).” The transaction did not qualify for the exception for transactions that lack “commercial substance.’ Although the future cash flows of the Company are not expected to change significantly as a result of the transaction (the Company will not receive proceeds from the conversion of either the Series A, the Series B or the Series A-2 Preferred stock), using the number of shares to be issued upon conversion of the Series A and Series B Preferred stock compared to the number to be issued upon the conversion of the Series A-2 as a measure of entity-specific value as discussed in paragraph 21.b of SFAS 153 shows that there would be an effect on the Company (13,285,714 total shares versus 30,000,000 shares). Because the transaction has entity specific value, it therefore has commercial substance and therefore must be measured at fair value.

The Series A and Series B Preferred stock were convertible into 9,000,000 and 4,285,714 shares of Company common stock, respectively. The fair value of the Series A and Series B Preferred stock was based on the closing price of the Company’s common stock on the transaction date and the number of common shares issuable upon conversion and was determined to be $5,181,428. The Series A-2 Preferred stock is convertible into 30,000,000 shares of common stock. The Series A-2 Preferred stock has a liquidation preference of $7.80 per share with a 20:1 conversion to the Company’s common shares issuable upon conversion; therefore, the liquidation preference on a per-share of common stock basis of $0.39 (fair value) was equal to the closing price of the Company’s common stock on May 29, 2008, which was determined to be $11,700,000.  The difference in fair value of the Preferred stock exchanged, $6,518,572, was considered to be a deemed dividend to the Preferred stockholders, with the entire amount charged to equity on the transaction date. However, since the Company did not have retained earnings on the transaction date, the deemed dividend was accounted for by reducing additional paid in capital. The accounting for these dividends also requires that they be credited to additional paid in capital; as a result, there was no net effect of the transaction on the Company’s stockholders’ deficit on the transaction date.

The Company reported the basic and diluted loss per common share pursuant to paragraphs 8 and 9 of SFAS No. 128, “Earnings per Share.”  As a result, the deemed dividend to Preferred stockholders was added to the net loss in determining the net loss available to common shareholders in the statement of operations.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

8.  EQUITY TRANSACTIONS (continued)

Issuances of Preferred Stock (continued)

Accounting for Series A-2 Preferred Stock

SFAS 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances):  a financial instrument issued in the form of shares that is mandatorily redeemable—that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur.  However, SFAS 150 provisions do not apply if redemption is required to occur only upon the liquidation or termination of the reporting entity. The Series A-2 Preferred Stock contains no unconditional obligation requiring redemption.  SFAS 150 also requires unconditional obligations in the form of shares that the issuer must or may settle by issuing a variable number of shares to be classified as a liability.  The Series A-2 Preferred Stock contains no unconditional obligations that may be settled in a variable number of shares.  The Series A-2 Preferred Stock contains redemption features if a Major Transaction or Triggering Event were to occur, that may be settled in cash or shares, at the Company’s option or solely within the Company’s control.  These transactions are not certain to occur and are not unconditional.  Accordingly, the Series A-2 Preferred Stock was considered to not be within the scope of SFAS 150.

The conversion features in the Series A-2 Preferred Stock were evaluated as a potential embedded derivative in accordance with SFAS No. 133.   SFAS 133 provides guidance on derivative instruments and contracts that do not in their entirety meet the definition of a derivative instrument but may contain “embedded” derivative instruments.  SFAS 133 requires that an embedded derivative instrument be separated from the host contract and accounted for as a derivative instrument if specified criteria are met.  It also indicates the necessary criteria for bifurcation including (i) that the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, as well as (ii) that a separate instrument with the same terms as the embedded derivative instrument would be a derivative instrument subject to the requirements of the Statement.

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

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

8.  EQUITY TRANSACTIONS (continued)

Issuances of Preferred Stock (continued)

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

The Company reported the basic and diluted loss per common share pursuant to paragraphs 8 and 9 of SFAS No. 128, “Earnings per Share.”  As a result, the deemed dividend to Preferred stockholders was added to the net loss in determining the net loss available to common shareholders in the statement of operations.

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

As of June 18, 2008, holders of approximately 8.2 million warrants, with a twenty (20) day offer elected to participate in the exchange and exercised approximately 2.1 million warrants for approximately 2.1 million shares of Common stock with cash and non-cash proceeds of approximately $37,000 and $482,000, respectively.  Then the participants forfeited approximately 2.1 million in warrants and exchanged approximately 4.2 million warrants for approximately 208,000 shares of Series C Preferred stock.  The remaining approximately 3.5 million Preferred stock warrant holders which did not elect to participate in the exchange will continue to hold their original warrants with terms modified eliminating the anti-dilution and cashless exercise provision.  In addition, in accordance with the anti-dilution terms of the warrant agreement, the exercise price of these approximately 3.5 million warrants was reduced to $0.61.

Issuance of Common Stock and Other Equity Instruments

During the quarter ended May 31, 2008, the Company issued approximately 43,000 shares of its restricted common stock in exchange for services provided by consultants. Such shares were valued at approximately $22,000 (estimated to be the closing value based on the trading price on the issuance date).  This transaction constituted an exempt offering under Section 4(2) of the Securities Act.

The June 18, 2008 Series C Preferred stock transaction reflected above included the exchange of approximately 1.9 million warrants for approximately 1.9 million shares of common stock for approximately $482,000 of debt.  This transaction constituted an exempt offering under Section 4(2) of the Securities Act.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

8.  EQUITY TRANSACTIONS (continued)

Issuance of Common Stock and Other Equity Instruments (continued)

The June 18, 2008 Series C Preferred stock transaction reflected above included the exchange of approximately .2 million warrants for approximately .2 million shares of common stock for cash proceeds of approximately $37,000.  This transaction constituted an exempt offering under Section 4(2) of the Securities Act.

During the quarter ended August 31, 2008, the Company issued approximately 195,000 shares of its restricted common stock in exchange for services provided by employees and consultants. Such shares were valued at approximately $89,000 (estimated to be the closing value based on the trading price on the issuance date).  This transaction constituted an exempt offering under Section 4(2) of the Securities Act.

During the quarter ended August 31, 2008, the Company issued approximately 239,000 shares of its restricted common stock in exchange for cash of approximately $60,000 (estimated to be the closing value based on the trading price on the issuance date).  This transaction constituted an exempt offering under Section 4(2) of the Securities Act.

Common shares issued which vest over a three-year period from the date of grant, are amortized over the vesting period resulting in an expense of approximately $122,000 for the three months ended August 31, 2008 and $314,000 for the six months ended August 31, 2008.

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

Registration Rights Penalties

The Company is contractually liable for certain penalties because its registration statement relating to the preferred stock and the April/May 2005 sale of equity units was not filed (or expected to be declared effective by the SEC) by the deadline dates.  During June 2008, the Company issued restricted common stock in settlement of approximately $0.3 million registration rights penalties which is included in the issuance of approximately 2.1 million shares of common stock issued June 18, 2008 as reflected above.   Based on the current estimate of the filing and effective dates of such registration statement and the contractual deadlines, as of August 31, 2008, the Company has accrued estimated penalties and related interest of approximately $0.3 million.

Accrued Interest Expense

A number of directors, officers, employees and consultants have deferred salaries, fees and/or expenses for significant periods of time to support the Company.  These loans accrue 1% per month simple interest on balances that remained outstanding for over six months.  During the six months ended August 31, 2008 we accrued interest payable and expensed approximately $110,000 included within interest expense in the accompanying condensed consolidated statement of operations.

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

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

10. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION (continued)

Certain condensed geographic information is presented below including property and equipment, revenues:

	Property and	Property and
	Equipment, net	Equipment, net
	August 31, 2008	February 29, 2008
Asia	$588,142	$528,737
United States	12,261	-
Western Europe	37,961	88,987
Total	$638,364	$617,724

	Three Months Ended		Six Months Ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007
	Revenue	Revenue	Revenue	Revenue
Asia	$2,345,159	$3,793,061	$5,203,038	$5,345,180
United States	-	-	-	-
Western Europe	373,630	166,918	542,266	287,212
Total	$2,718,789	$3,959,979	$5,745,304	$5,632,392

11.  LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share from continuing operations computations for the three and six months ended August 31, 2008 and 2007:

	Three Months	Three Months	Six Months	Six Months
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007
Numerator for basic and diluted loss per common share:
Net loss from continuing operations	$(922,186)	$(1,313,019)	$(1,996,740)	$(5,272,238)
Deemed dividend and cumulative undeclared
dividends on preferred stock	-	(56,000)	(11,757,951)	(112,000)
Total net loss from continuing operations applicable
to common shareholders	$(922,186)	$(1,369,019)	$(13,754,691)	$(5,384,238)

Net loss from continuing operations	$(922,186)	$(1,313,019)	$(1,996,740)	$(5,272,238)
Income (loss) from discontinued operations, net of tax	-	(11,313)	-	(181,320)
Net loss	$(922,186)	$(1,324,332)	$(1,996,740)	$(5,453,558)

Denominator for basic and diluted loss per common share:
Weighted average number of common share outstanding	30,375,745	23,406,905	29,444,976	23,168,760

Basic and diluted (loss) per common share:
Continuing operations applicable to common stockholders	$(0.03)	$(0.06)	$(0.47)	$(0.23)
Discontinued operations	-	(0.00)	-	(0.01)
	$(0.03)	$(0.06)	$(0.47)	$(0.24)

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

Management believes that the Company has not incurred any material contingent liabilities in connection with the transactions and events described in the preceding paragraph. The Company did not recognize any losses for write-downs (to fair value, less cost to sell) of any assets related to discontinued operations during the three months ended August 31, 2008. Operations reported as discontinued in the accompanying consolidated statements of operations are not generating any significant cash flows.  Management has concluded that the Company does not have any active continuing involvement with the components that have been classified as discontinued operations in the accompanying consolidated financial statements.

The loss from discontinued operations (net of tax) reported by the Company for the three and six months ended August 31, 2007 was approximately $11,000 and $181,000 respectively.

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

The Company entered into a fixed-price Contract with a Singapore entity on April 10, 2007 to design, develop and manufacture approximately $93.5 million of its Telematics products. The Company has completed the design phase and is currently working within the development phase where we have designed the functionality of the system to meet the customer needs and then developed the functionalities into a working environment.  Upon completion of the development phase, all customer testing provisions will be completed and documented;  thereby removing all rights of cancellation and we will move into the production phase for delivery over approximately eighteen months to the customer. With each shipment the customer will have forty-five days from receipt for normal processing of payment. From inception of the Contact, we have accomplished all requirements under the Contract with no liquidated damages incurred. We expect to progress to move through the production phase with minimal to no liquidated damages through the completion of this Contract.

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

Management is projecting growth in Telematics sales during fiscal 2008 and 2009, and has announced sales orders in this sector valued at a total of approximately $101 million (which includes the Contract) for the next two years. Other sales contracts are under negotiation, but at this time there can be no assurance regarding the ultimate success of these negotiations.

Results of Operations for the Three Months Ended August 31, 2008 Compared to August 31, 2007

Revenues

Net sales from continuing operations were approximately $2.7 million for the three months ended August 31, 2008; a decrease of approximately $1.3 million compared to the three months ended August 31, 2007 of approximately $4 million.  This decrease is directly attributable to our long sales cycle in orders to provide customer specific requirements and the reduced recognition on the fixed-price Contract with a Singapore entity. During the three months ended August 31, 2008, we continued with the development phase of our Contract which covers a larger period of time for completion; allowing us to recognize approximately $0.9 million in revenue.  During the three months ended August 31, 2007, we were in the design phase of our Contract which we completed and recognized approximately $2.3 million in revenue. We are currently in the later stage of the development phase and recognize revenue using the percentage of completion method of accounting.  The design and development phase is where we have designed the functionality of the system to meet the customer’s needs and then developed the functionalities into a working environment for testing and acceptance to move into production.  Throughout the last sixteen months, we have accomplished all requirements under the Contract with no liquidation damages incurred. Upon completion of the development phase, we will move into the production phase which includes the units for delivery over approximately twenty-four months to the customer.   We expect to progress through the production phase with minimal to no liquidation damages through the completion of this Contract.

Our business strategy is to focus on the homeland security, hazardous materials, civil defense and business-to-business markets by providing our customers with comprehensive solutions to their needs. Frequently this involves additional integration such as sensors ranging from Radio Frequency Identification to biometrics, remote displays or augmenting technologies to allow tracking in tunnels.  Management is projecting growth in Telematics sales during fiscal 2009 and 2010. Other sales contracts are under negotiation, but at this time there can be no assurance regarding the ultimate success of these negotiations.  Based on our current estimates, we project recording revenue under the Contract of approximately $6.1 million and $35.5 million in fiscal 2009 and 2010, respectively.

Margins

Gross profit from continuing operations was approximately $1.1 million for the three months ended August 31, 2008 and 2007.  Total gross profit as a percentage of revenue increased to 41% for the three months ended August 31, 2008 compared to approximately 28% for the three months ended August 31, 2007.  This is attributable to an increase in orders with higher margins in addition to our fixed-price Contract.

Operating Expenses

Selling general and administrative expenses from continuing operations for the three months ended August 31, 2008 were approximately $2.1 million, an increase of approximately $0.2 million compared to the three months ended August 31, 2007 of approximately $2.3 million.  For the three months ended August 31, 2008, approximately $0.3 million of the increase relates to Europe; and approximately $0.3 million relates to the United States and offset by a decrease of approximately $0.4 million in South East Asia.  In South East Asia (including Singapore, Malaysia, and Brunei) and Europe overheads decreased by $0.2 million each offset by an increase in the United States overheads of approximately $0.2 million.  The majority of these expenses are specifically related to staffing, facilities and travel. Administrative expenses primarily include marketing, salaries, facilities and travel expenses.  Corporate overhead of approximately $0.9 million includes public company expenses of approximately $0.2 million, investor relations and investment banker service expenses of approximately $0.1 million and administrative expenses of approximately $0.6 million.  Public company expenses include audit expenses, legal fees, and director’s fees.  We expect our expenses to remain consistent or decrease as we progress through the manufacturing phase on the Contract.  A non-cash expense for stock based compensation amounting to approximately $0.2 million was recorded during each of the three month periods ending August 31, 2008 and 2007.

Research and Development

Research and development expenses not directly related to the Contract were approximately $0.2 million for the three months ended August 31, 2008.  During the prior year, our research and development team devoted the majority of their time on the Contract in which their costs became direct charges to cost of goods during the development phase.  We expect to incur approximately $1 million during fiscal 2009 for the addition of enhanced features to become available with our current products.

Operating Loss

Our operating loss for the three months ended August 31, 2008 was approximately $1.1 million, a decrease of approximately $0.1 million from approximately $1.2 million for the three months ended August 31, 2007.  This primarily reflects a decrease in expenses incurred related to supporting current orders in process during the three months ended August 31, 2008 for future shipments.

Certain Non-Operating Items

Interest expense increased by approximately $0.1 million to $0.2 million for three months ended August 31, 2008 compared to approximately $0.1 million for three months ended August 31, 2007.  This was directly related to interest on the loans provided by officers and shareholders for working capital.

Net Results of Operations

We are reporting a net loss of approximately $0.9 million or $0.03 per common share for the three months ended August 31, 2008 compared to a net loss of approximately $1.3 million or $0.06 per common share for the three months ended August 31, 2007.  Our discontinued operations had no effect on net results from operations for the three months ended August 31, 2008 and 2007.

Results of Operations for the Six Months Ended August 31, 2008 Compared to August 31, 2007

Revenues

Net sales from continuing operations were approximately $5.7 million for the six months ended August 31, 2008; an increase of approximately $0.1 million compared to the six months ended August 31, 2007 of approximately $5.6 million.  This was attributable to increased business in South East Asia (including Singapore, Malaysia, and Brunei) and related revenues on the fixed-price Contract with a Singapore entity. During the six months ended August 31, 2008, we recognized approximately $3.3 million related to Telematics capabilities and approximately $2.4 million related to the development phase of the fixed-price Contract.  During the six months ended August 31, 2007 we recognized approximately $2.6 million related to Telematics capabilities and approximately $3 million related to the fixed-price Contract. We are currently in the later stage of the development phase and recognize revenue using the percentage of completion method of accounting.  The design and development phase is where we have designed the functionality of the system to meet the customer’s needs and then developed the functionalities into a working environment for testing and acceptance to move into production.  Throughout the last sixteen months, we have accomplished all requirements under the Contract with no liquidation damages incurred. Upon completion of the development phase, we will move into the production phase which includes the units for delivery over approximately twenty-four months to the customer.   We expect to progress through the production phase with minimal to no liquidation damages through the completion of this Contract

Our business strategy is to focus on the homeland security, hazardous materials, civil defense and business-to-business markets by providing our customers with comprehensive solutions to their needs. Frequently this involves additional integration such as sensors ranging from Radio Frequency Identification to biometrics, remote displays or augmenting technologies to allow tracking in tunnels.  Management is projecting growth in Telematics sales during fiscal 2009 and 2010. Other sales contracts are under negotiation, but at this time there can be no assurance regarding the ultimate success of these negotiations.  Based on our current estimates, we project recording revenue under the Contract of approximately $6.1 million and $35.5 million in fiscal 2009 and 2010, respectively.

Margins

Gross profit from continuing operations increased approximately $0.5 million to approximately $2.2 million for the six months ended August 31, 2008 compared to the six months ended August 31, 2007 of approximately $1.7 million.  Total gross profit as a percentage of revenue increased to 38% for the six months ended August 31, 2008 compared to approximately 30% for the six months ended August 31, 2007.  This is attributable to an increase in orders with higher margins in addition to our fixed-price Contract.

Operating Expenses

Selling general and administrative expenses from continuing operations for the six months ended August 31, 2008 were approximately $4 million, a decrease of approximately $2.2 million compared to the six months ended August 31, 2007 of approximately $6.2 million.  For the six months ended August 31, 2008, approximately $2.6 million of the decrease relates to South East Asia offset by an increase of approximately $0.4 million relating to the United States.  In South East Asia (including Singapore, Malaysia, and Brunei) overheads decreased by $2.4 million and decreased in Europe by approximately $0.1 million which was offset by an increase in corporate overhead of approximately $0.3 million.  The majority of these expenses are specifically related to staffing, facilities and travel. Administrative expenses primarily include marketing, salaries, facilities and travel expenses.  Corporate overhead of approximately $1.5 million includes public company expenses of approximately $0.4 million, investor relations and investment banker service expenses of approximately $0.2 million and administrative expenses of approximately $0.9 million.  Public company expenses include audit expenses, legal fees, and director’s fees.  We expect our expenses to remain consistent or decrease as we progress through the manufacturing phase on the Contract.  A non-cash expense for stock based compensation amounting to approximately $0.4 million was recorded during each of the six month periods ended August 31, 2008 and 2007.

Research and Development

Research and development expenses not directly related to the Contract were approximately $0.4 million for the six months ended August 31, 2008.  During the prior year, our research and development team devoted the majority of their time on the Contract in which their costs became direct charges to cost of goods during the development phase.  We expect to incur approximately $1 million during fiscal 2009 for the addition of enhanced features to become available with our current products.

Operating Loss

Our operating loss for the six months ended August 31, 2008 was approximately $2.1 million, a decrease of approximately $2.5 million from approximately $4.6 million for the six months ended August 31, 2007.  This primarily reflects a decrease in expenses incurred related to the award of the Contract during the six months ended August 31, 2007.

Certain Non-Operating Items

Interest expense increased by approximately $0.2 million to $0.4 million for six months ended August 31, 2008 compared to approximately $0.2 million for six months ended August 31, 2007.  This was directly related to interest on the loans provided by officers and shareholders for working capital.

Net Results of Operations

We are reporting a net loss applicable to common stockholders of approximately $13.8 million or $0.47 per common share for the six months ended August 31, 2008 compared to a net loss applicable to common stockholders of approximately $5.4 million or $0.23 per common share for the six months ended August 31, 2007.  This includes an undeclared non-cash dividend on preferred stock of approximately $11.8 million related to the fair value of the exchange of warrants for Series C Preferred Stock during the six months ended August 31, 2008. Our discontinued operations had no effect on net results from operations for the six months ended August 31, 2008.  Our discontinued operations resulted in a loss of approximately $0.1 million or $0.01 per common share for the six months ended August 31, 2007.

Liquidity and Capital Resources

Total assets increased by approximately $2.1 million from approximately $7.5 million as of February 29, 2008 to approximately $9.6 million as of August 31, 2008. The increase is primarily due to the increase of approximately $2.2 million in costs in excess of billings and estimated earnings related to the Contract.

Total liabilities decreased by approximately $1.3 million from approximately $16.1 million as of February 29, 2008 to approximately $14.8 million as of August 31, 2008.  The decrease is due to a net decrease in accounts payable and accrued liabilities, salaries and benefits payable to officers and directors of approximately $0.7 million; a decrease in registration rights penalties of approximately $0.3; a decrease in income tax payable of approximately $0.5 million offset by an increase in interest payable of approximately $0.2 million.

At August 31, 2008, the Company had negative working capital of approximately $6.8 million and negative working capital of approximately $10 million at February 29, 2008; a decrease of approximately $3.2 million.  The primary reason for the decrease in the working capital deficit is an increase in the cost in excess of billings and estimated earnings on uncompleted contract of approximately $2.2 million; a net decrease in accounts payable and accrued liability and salaries and benefits payable to officers and directors of approximately $0.7 million; a decrease in registration rights penalties and income tax payable of approximately $0.8 and offset by an increase in interest payable of approximately $0.2 and a decrease in cash of approximately $0.3 million.

Our operating activities used approximately $4.7 million in cash for the six months ended August 31, 2008.  Our net loss of approximately $2 million and an increase in the cost in excess of billings and estimated earnings on uncompleted contract of approximately $2.2 million was the primary component of the net cash used in operating activities.

Our operating activities provided approximately $0.8 million in cash for the six months ended August 31, 2007.  Our net loss of approximately $5.5 million was offset by certain non-cash expenses such as stock-based compensation and depreciation and amortization in the total amount of approximately $2.4 million.  Increases in accounts payables, accrued liabilities, other assets, income taxes and penalties payable of approximately $3.2 million and an increase in billings in excess of costs and estimated earnings on uncompleted contract of approximately $2.2 million was offset by an increase in accounts receivable of approximately $1.7 million.

Under the terms of the Contract, the Company was required to provide a performance bond for the benefit of the customer.  In lieu of such bond, a certificate of deposit was initiated to guarantee this bond.  The CD in the amount of $413,000 bears interest at 5.1% per annum and matures in December 2011. Under the terms of the Company’s arrangement with the bank that issued the CD, the funds will not be available for withdrawal until December 2011. Thus, the CD is a restricted account which has been reported as a non-current asset in the Company’s condensed consolidated balance sheet.

On December 19, 2007, Astrata Group Incorporated entered into a Series B Convertible Preferred Stock Purchase Agreement with Investors.  Under the terms of the Stock Purchase Agreement, the Investors purchased an aggregate of (i) $3,000,000 of Series B Convertible Preferred Stock and (ii) warrants to purchase a total of approximately 8.6 million shares of our common stock and warrants to purchase a total of approximately 2.1 million shares of our preferred stock.  The Company will use the proceeds for working capital and general corporate purposes.

Following approval of the Board of Directors and a majority of its shareholders, the Company entered into a $4 million Warrant Exchange Agreement, a Warrant Amendment Agreement, and a Preferred Stock Exchange Agreement (collectively, the “Amended and Restated Rights Agreements”), dated as of May 29, 2008, between Company and each of the holders of certain warrants, and holders of certain series of preferred shares issued by the Company (individually, a “Holder” and collectively, the “Holders”) relating to the Company’s Series A and Series B Preferred shares. The Amended and Restated Rights Agreements eliminate the anti-dilution and cashless exercise provisions of the Series A and Series B warrants.  The Company received net cash proceeds of approximately $4 million which it intends to use the proceeds for working capital.  For additional information on this transaction, see Note 8 in the accompanying footnotes to these condensed consolidated financial statements.

Liquidity and Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming we will continue in our present form, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  For the six months ended August 31, 2008, we had a net loss of approximately $2 million and negative cash flows from operating activities of approximately $4.7 million.  In addition, we had a working capital deficit of approximately $6.8 million and an accumulated deficit of approximately $48.5 million and stockholders’ deficit of approximately $5.1 million as of August 31, 2008.

Because of the matters discussed in the immediately preceding paragraph, the Company’s independent registered public accounting firm added a going concern paragraph to their audit report on our February 29, 2008 consolidated financial statements.  The going concern paragraph states that there is substantial doubt about the Company’s ability to continue as a going concern.  Such consolidated financial statements have been prepared assuming that the Company will continue as a going concern (based upon management’s plans discussed herein) which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  Accordingly, the aforementioned consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

The Company’s capital requirements depend on numerous factors, including the rate of market acceptance of the Company’s products and services, the Company’s ability to service its customers, the ability to maintain and expand our customer base, the level of resources required to expand the Company’s marketing and sales organization, research and development activities and other factors.  Management presently believes execution of the Contract combined with the Company’s debt and/or equity financing recently completed and proposals now under consideration, will be sufficient to meet the Company’s anticipated liquidity requirements through February 2009. In order for us to fund our operations and continue this growth plan, substantial additional funding will be required from external sources.  Management currently intends to fund operations through a combination of borrowings, letters of credit, debt, and if necessary, equity-based transactions.  Management is in discussion with lending facilities and certain investors, who have expressed an interest in providing the Company with such investments.  These discussions are ongoing; however, there can be no assurance of the outcome of these negotiations.

Astrata’s Telematics operations were strengthened during fiscal 2007 by our increased presence in South East Asia based primarily on the successful delivery of the fixed-price Contract. Deliveries began in January 2008 and we anticipate beginning the five major shipments in early 2009. The Contract includes a provision for substantial liquidated damages for unexcused delays in product deliveries and/or failure to satisfy certain customer-specified acceptance criteria. The Company’s proprietary Telematics system is undergoing significant customization/modification in order to achieve the functionality required by the customer.  The design and development phase is where we have designed the functionality of the system to meet the customer’s needs and then developed the functionalities into a working environment for testing and acceptance to move into production.  Throughout the last sixteen months, we have accomplished all requirements with no liquidation damages incurred. Upon completion of the development phase, we will move into the production phase which includes the units for delivery over approximately fifteen months to the customer.   We expect to progress through the production phase with minimal to no liquidation damages through the completion of this Contract.  Funding for the manufacturing phase is covered by the customer providing a letter of credit for each shipment.  Profits from these shipments will partially fund our operations and begin to result in a strengthening of our balance sheet, cash flow and equity position; however, there can be no assurance of the outcome of these events.

In May 2008, Geneva-based Cotecna Group SA, one of the world’s leading trade inspection, security and certification companies, has awarded Astrata a contract to produce a transit monitoring system for the government of Senegal’s customs operations.  The contract, the first for Astrata in the West African country, is to provide RDU’s and fixed tracking units as part of Cotecna’s Transit Monitoring & Traceability solution, which is designed to remotely monitor the movement of vehicles transporting goods.  We are currently reviewing the design of this customer’s requirements under the sales agreement.

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

Off Balance Sheet Arrangements

As of August 31, 2008, there were no off balance sheet arrangements.  Please refer to the Commitment and Contingencies footnote (Note 9 to our condensed consolidated financial statements included elsewhere herein) for additional information.

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

Registration Rights Penalties

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

Registration rights penalties have been accounted for as described above in accordance with FSP EITF 00-19-2.  When the potential registration rights penalties became probable, the Company accrued for the full potential contingent penalties creating the liability and recording the expense in the statement of operations.

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

Contract Accounting

The Company is accounting for the Contract under the percentage-of completion method under the AICPA Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production –Type Contracts”. Under the percentage-of-completion method, revenues, expenses and profits are recognized as performance progresses on long-term contracts. Progress toward completion is measured using the cost-to-cost method.  The Company uses the estimated cost of goods (“COGS”) for the project to determine the associated recognized revenues in the periods in which they are earned.  This is calculated by taking the actual COGS against the total projected COGS to determine a percentage of completion; then applying the percentage against the Contract project total revenues to determine the revenues for the reporting period.

We follow the provisions of SOP 81-1, paragraph 78 when updating our Contract costs.  We employ systematic and consistent procedures for periodically comparing actual and estimated costs.  Our CTO and Project Manager, based in Singapore, monitor our project costs on a regular basis, and are apprised of progress regularly by the customer.

According to SOP 81-1, paragraph 82 states “adjustments to the original estimates of the total contract revenue, total contract cost, or extent of progress toward completion are often required as work progresses under the contract as experience is gained, even though the scope of the work required under the contract may not change”.  The nature of accounting for contracts is such that refinements of the estimating process for changing conditions and new developments are continuous and characteristic to the process.  We review our total projected Contract costs on a quarterly basis and make the appropriate revisions, as deemed necessary.

Should this quarterly update indicate a contract loss, a provision for the entire loss on the Contract will be made pursuant to SOP 81-1, paragraph 85.

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

Recently Issued Accounting Pronouncements

On December 4, 2007, the FASB, issued SFAS No. 141 (Revised 2007), “Business Combinations”. Statement 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, including:

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

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

	High	Low
For the six months ended August 31, 2008:
First Quarter	$0.60	$0.35
Second Quarter	0.49	0.21

For the fiscal year ended February 29, 2008:
First Quarter	$1.52	$0.93
Second Quarter	1.23	0.50
Third Quarter	0.99	0.54
Fourth Quarter	0.80	0.40

On October 3, 2008 the last sales price of our common stock was $0.35.

Penny Stock Rules

The Securities and Exchange Commission (the “SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or traded on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction (by a person other than an established customer or an “accredited investor”) in a penny stock, among certain other restrictions, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.  In addition, the penny stock rules require a uniform two day waiting period following delivery of the standardized risk disclosure document and receipt of a signed and dated acknowledgement of receipt of such disclosure document before the penny stock transaction may be completed.

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

Holders of Our Common Stock

As of October 3, 2008, there were approximately 529 holders of record of our common stock.

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

Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of August 31, 2008, Company management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of August 31, 2008, the Company's disclosure controls and procedures are not effective for the purposes of recording, processing, summarizing and timely reporting of material information relating to the Company and required to be included in its periodic reports.

For the reasons discussed in “Management’s Report on Internal Control over Financial Reporting” below, Company management, including the Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2008, the Company’s internal control over financial reporting was not effective due to material weaknesses in internal control over financial reporting.  Notwithstanding the identified control deficiencies, management has concluded that the condensed consolidated financial statements included in this quarterly report present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Management’s Report on Internal Control over Financial Reporting

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

Specifically, Company management identified certain matters involving internal control and the Company’s operations that it considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board (“PCAOB”). These material weaknesses involved:

•
Ineffective controls over the period-end closing and financial reporting processes.  This is caused by the weakness of controls over the closing protocols for the Company and its subsidiaries as well as the consolidation of all subsidiaries.

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

Management has evaluated the impact of these gaps on the Company’s ICFR, and is now utilizing its risk-based approach to designing controls to remediate these gaps as part of its implementation of the Company’s SOX Compliance Plan, during fiscal year 2009.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock

The June 18, 2008 Series C Preferred stock transaction reflected above included the exercise of approximately 2.1 million warrants for approximately 2.1 million shares of Common stock with cash and non-cash proceeds of approximately $37,000 and $482,000, respectively.  This transaction constituted an exempt offering under Section 4(2) of the Securities Act.

During the quarter ended August 31, 2008, the Company issued approximately 239,000 shares of its restricted common stock in exchange for cash of approximately $60,000 (estimated to be the closing value based on the trading price on the issuance date).  This transaction constituted an exempt offering under Section 4(2) of the Securities Act.

During the quarter ended August 31, 2008, the Company issued approximately 195,000 shares of its restricted common stock in exchange for services provided by employees and consultants. Such shares were valued at approximately $89,000 (estimated to be the closing value based on the trading price on the issuance date).  This transaction constituted an exempt offering under Section 4(2) of the Securities Act.

Item 3:  Defaults Upon Senior Securities.

None.

Item 4: Submission of Matters to a Vote of Security Holders.

Notification to Stockholders

An Information Statement has been furnished to the holders of shares of the common stock of Astrata Group Incorporated, a Nevada corporation. The purpose of this Information Statement was to notify the Company’s stockholders of actions already approved by written consent of a majority of the voting stockholders and directors. Pursuant to Rule 14c-2 of the Securities Exchange Act of 1934, the following actions were effective twenty (20) days after the date the Information Statement was mailed to the stockholders:

1. To authorize the Company's Board of Directors to amend our Articles of Incorporation to increase the maximum number of shares of stock that the Company shall be authorized to have outstanding at any time to Three Hundred Million (300,000,000) shares of common stock at par value of $0.0001 with no preemptive rights and Seventy Five Million (75,000,000) shares of preferred stock at par value of $0.0001 with no preemptive rights. These additional shares will have the same rights, privileges, preferences and restrictions as the Company’s shares of common stock and preferred stock respectively, which are currently authorized.

2. To authorize the Company’s Board of Directors to amend our Articles of Incorporation to create out of the shares of the Company’s preferred stock, par value $0.0001 per share, of the Company authorized in Article IV of the Articles of Incorporation, two series of Preferred Stock of the Company, to be named “Series C Convertible Preferred Stock” and “Series A-2 Convertible Preferred Stock,” consisting of One Million Six Hundred Ninety Six Thousand One Hundred Thirty One (1,696,131) shares and One Million Five Hundred Thousand (1,500,000) shares, respectively.

3. To advise that at a meeting of the Company’s Board of Directors on May 27, 2008 the appointment of John Clough to a vacancy on the Board was unanimously approved.

The Information Statement was mailed on or about June 16, 2008 to stockholders of record as of the close of business on May 28, 2008.

General Information

An Information Statement was filed with the Securities and Exchange Commission and was furnished, pursuant to Section 14C of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to the holders (the "Stockholders") of the common stock, par value $.0001 per share (the "Common Stock"), of Astrata Group Incorporated, a Nevada Corporation, to notify such Stockholders of the following:

1. On or about May 28, 2008 the Company received written consents in lieu of a meeting of Stockholders from holders of 14,140,023 shares representing approximately 51.67% of the 27,367,327 vested shares of the total issued and outstanding shares of voting  stock of the Company approving an amendment to the Articles of Incorporation of the Company, to increase the maximum number of shares of stock that the Company shall be authorized to have outstanding at any time to three hundred million (300,000,000) shares of common stock at par value of $0.0001 with no preemptive rights and seventy-five million (75,000,000) shares of preferred stock at par value of $0.0001 with no preemptive rights.  These additional shares will have the same privileges, preferences and restrictions as the Company’s shares of common stock and preferred stock respectively, which are currently authorized.

2. On or about May 28, 2008 the Company received written consents in lieu of a meeting of Stockholders fro holders of 14,140,023 shares representing approximately 51.67% of the 27,367,327 vested shares of the total issued and outstanding shares of voting stock of the Company (the “Majority Stockholders”) approving an amendment to the Articles of Incorporation of the Company (the “Amendment”), to create out of the shares of the Company’s preferred stock, par value $0.0001 per share, of the Company authorized in Article IV of the Articles of Incorporation, two series of Preferred Stock of the Company, to be named “Series C Convertible Preferred Stock” and “Series A-2 Convertible Preferred Stock,” consisting of One Million Six Hundred Ninety Six Thousand One Hundred Thirty One (1,696,131) shares and One Million Five Hundred Thousand (1,500,000) shares, respectively.  Both Series of Preferred Stock shall have the powers, preferences and relative rights as designated in the Series C and Series A-2 Certificates of Designation, as filed with the SEC on May 30, 2008.

3. On or about May 28, 2008, the Company received written consents in lieu of a meeting of Stockholders from holders of 14,140,023 shares representing approximately 51.67% of the 27,367,327 shares of the total issued and outstanding shares of voting stock of the Company authorizing the appointment of John Clough as a member of the Company’s Board of Directors.

On May 28, 2008, pursuant to Nevada Revised Statutes (“NRS”) 78.315, the Board of Directors of the Company approved the above-mentioned actions, subject to Stockholder approval. According to NRS 78.390, a majority of the outstanding shares of voting capital stock entitled to vote on the matter is required in order to amend the Company’s Articles of Incorporation. The Majority Stockholders approved the action by written consent in lieu of a meeting on May 28, 2008, in accordance with the NRS.

Item 5:  Other Information.

None.

Item 6: Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 193, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASTRATA GROUP INCORPORATED

Date: October 14, 2008	By:	/s/ MARTIN G. EULER
Martin G. Euler
Chief Executive Officer

Date: October 14, 2008	By:	/s/ THOMAS A. WAGNER
Thomas A. Wagner
Chief Financial Officer