Form 10KSB/A
period 2008-02-29
ASTRATA GROUP INC
filed 2008-11-21
CIK 1071157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB/A

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

State issuer’s revenues for its most recent fiscal year:	$13,445,124
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold or the average bid and asked price of such common equity, as of May 29, 2008:	$7,869,084

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 29, 2008:	28,480,910

Transitional Small Business Disclosure Format (Check One):  Yes [    ] No: [ X ]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astrata Group Incorporated

By:              /S/ THOMAS A. WAGNER                                                                        Date:  November 21, 2008
Thomas A. Wagner
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ANTHONY HARRISON	Chairman of the Board	November 21, 2008
Anthony Harrison

/S/ MARTIN EULER	Chief Executive Officer,	November 21, 2008
Martin Euler	Secretary, and Director

/S/ ANTHONY J.A. BRYAN	Vice Chairman of the Board	November 21, 2008
Anthony J.A. Bryan

/S/ PAUL BARRIL	Director	November 21, 2008
Paul Barril

/S/ STEFANIE POWERS	Director	November 21, 2008
Stefanie Powers

/S/ WILLIAM EDWARD CORN	Director	November 21, 2008
William Edward Corn

/S/ JOHN CLOUGH	Director	November 21, 2008
John Clough