Form 10-Q/A
period 2008-05-31
ASTRATA GROUP INC
filed 2008-11-21
CIK 1071157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [X]

Item 3:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of May 31, 2008, Company management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2008, the Company's disclosure controls and procedures are not effective for the purposes of recording, processing, summarizing and timely reporting of material information relating to the Company and required to be included in its periodic reports.

For the reasons discussed in “Management’s Report on Internal Control over Financial Reporting” below, Company management, including the Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2008, the Company’s internal control over financial reporting was not effective due to material weaknesses in internal control over financial reporting.  Notwithstanding the identified control deficiencies, management has concluded that the condensed consolidated financial statements included in this quarterly report present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Management has evaluated the impact of these gaps on the Company’s internal control over financial reporting (ICFR) and is now utilizing its risk-based approach to designing controls to remediate these gaps as part of its implementation of the Company’s SOX Compliance Plan, during fiscal year 2009.

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