Form 10-Q
period 2008-11-30
ASTRATA GROUP INC
filed 2009-01-14
CIK 1071157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Large accelerated filer [  ]                                                                                             Accelerated filer [  ]
Non-accelerated filer [  ] (Do not check if a smaller reporting company)             Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity as of January 8, 2009: 31,113,819 shares of common stock.

TABLE OF CONTENTS

i

PART I – FINANCIAL INFORMATION

Item 1:  Condensed Consolidated Financial Statements (Unaudited)

The following unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  In the opinion of management, all adjustments considered necessary for a fair presentation, which (except where stated otherwise) consisted only of normal recurring adjustments, have been included.  Operating results for the interim period ended November 30, 2008 are not necessarily indicative of the results anticipated for the entire fiscal year ending February 28, 2009.  This report should be read in conjunction with the Company’s February 29, 2008 annual report on Form 10-KSB filed with the SEC on June 11, 2008.

ii

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2008 AND FEBRUARY 29, 2008

	November 30,	February 29,
	2008	2008
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	483,455	$1,032,051
Trade receivables, net	893,419	1,047,990
Inventories	210,556	285,584
Cost in excess of billings and estimated earnings on uncompleted contract	6,874,460	3,289,258
Other assets	328,162	460,808
Total current assets	8,790,052	6,115,691
Property and equipment, net	594,046	617,727
Certificate of deposit - restricted	412,987	420,998
Goodwill	300,000	300,000
Notes receivable - unconsolidated affiliate	50,661	75,259
Other assets	283,216	-
Total assets	$10,430,962	$7,529,675

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$3,283,677	$4,267,174
Salaries and benefits payable to officers and directors	6,868,301	5,586,795
Registration rights penalties	280,000	599,241
Interest payable	2,189,873	1,788,203
Line of credit	600,000	-
Deferred income	482,546	723,339
Income taxes and related penalties payable	35,799	517,592
Convertible notes payable to stockholder	1,884,000	1,884,000
Advances from stockholders	150,638	142,493
Current portion of long-term liabilities	234,764	191,161
Other current liabilities	218,184	393,479
Discontinued operations - current liabilities	-	8,011
Total current liabilities	16,227,782	16,101,488
Long-term liabilities	17,967	9,835
Total liabilities	16,245,749	16,111,323
Commitments and contingencies (Note 9)
Stockholders' deficit:
Preferred stock, Series A, A2, B and C convertible, $0.0001 par value, 75,000,000 and
10,000,000 shares authorized as of November 30, 2008 and February 29, 2008, respectively;
50,000 and 4,550,000 shares of Series A issued and outstanding with a liquidation preference of $1.00 per share as of November 30, 2008 and February 29, 2008, respectively;
1,500,000 shares of Series A2 issued and outstanding with a liquidation preference of $5.00 per share as of November 30, 2008;
2,142,857 shares of Series B issued and outstanding with a liquidation preference of $1.40 per share as of February 29, 2008;
1,492,863 shares of Series C issued and outstanding with a liquidation preference
of $7.80 per share as of November 30, 2008;	304	670
Common stock, $0.0001 par value, 300,000,000 shares authorized,
31,113,819 and 28,480,910 shares issued and outstanding
as of November 30, 2008 and February 29, 2008, respectively	3,111	2,848
Additional paid-in capital	43,441,989	38,278,333
Accumulated deficit	(49,039,289)	(46,471,478)
Accumulated other comprehensive loss	(220,902)	(392,021)
Total stockholders' deficit	(5,814,787)	(8,581,648)
Total liabilities and stockholders' deficit	$10,430,962	$7,529,675

See accompanying notes to these condensed consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(UNAUDITED)

	THREE MONTHS		NINE MONTHS
	2008	2007	2008	2007

Net sales	$2,857,397	$4,718,503	$8,602,701	$10,350,895
Cost of goods sold	1,736,523	3,502,922	5,273,236	7,446,564
Gross profit	1,120,874	1,215,581	3,329,465	2,904,331
Selling, general and administrative expenses	1,376,930	1,529,072	5,278,139	7,776,890
Research and development	93,957	-	451,848	-
Operating loss	(350,013)	(313,491)	(2,400,522)	(4,872,559)
Other income (expense):
Interest expense	(203,685)	(749,330)	(558,919)	(964,137)
Other income	4,222	81,376	14,019	83,013
Total other income (expense)	(199,463)	(667,954)	(544,900)	(881,124)

Loss before tax (benefit)/provision and equity in net (loss) income of affiliate	(549,476)	(981,445)	(2,945,422)	(5,753,683)
Income tax (benefit)/provision	23,408	677	(455,490)	500,677
Loss before equity in net (loss) income of affiliate	(572,884)	(982,122)	(2,489,932)	(6,254,360)
Equity in net (loss) income of affiliate	1,814	-	(77,878)	-
Loss from continuing operations	(571,070)	(982,122)	(2,567,810)	(6,254,360)
Loss on discontinued operations, net of tax	-	(106,964)	-	(288,284)
Net loss	$(571,070)	$(1,089,086)	$(2,567,810)	$(6,542,644)

Net loss from continuing operations applicable
to common stockholders consists of the following:
Loss from continuing operations	$(571,070)	$(982,122)	$(2,567,810)	$(6,254,360)
Cumulative undeclared dividends on preferred stock (Note 8)	-	(56,000)	(11,757,951)	(168,000)
Net loss applicable to common stockholders	$(571,070)	$(1,038,122)	$(14,325,761)	$(6,422,360)

Comprehensive loss and its components consist of the following:
Net loss	$(571,070)	$(1,089,086)	$(2,567,810)	$(6,542,644)
Foreign currency translation adjustment, net of tax	(315,652)	(478,349)	171,119	(978,376)
Comprehensive loss	$(886,722)	$(1,567,435)	$(2,396,691)	$(7,521,020)

Basic and diluted (loss) per common share:
Continuing operations applicable to common stockholders	$(0.02)	$(0.04)	$(0.48)	$(0.27)
Discontinued operations	-	-	-	(0.01)
	$(0.02)	$(0.04)	$(0.48)	$(0.28)

Weighted average common shares outstanding:
Basic and diluted	30,014,670	24,002,951	29,980,848	23,989,717

See accompanying notes to these condensed consolidated financial statements.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,567,810)	$(6,542,644)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	252,652	289,145
Gain on disposal transactions relating to discontinued operations	-	(58,304)
Stock-based compensation	609,427	2,350,009
Equity instruments issued for financing	-	66,000
Equity loss from affiliate	77,878	-
Realized foreign currency exchange gain	51,145	-
Changes in operating assets and liabilities:
Trade and other receivables	134,033	(349,302)
Inventories	68,191	(166,790)
Billings in excess of costs and estimated earnings on uncompleted contract	-	611,972
Costs in excess of billings and estimated earnings on uncompleted contract	(3,871,486)	-
Other assets	(243,620)	406,252
Accounts payable, accrued liabilities and other current liabilities	898,144	3,131,185
Income taxes and related penalties payable	(481,793)	493,879
Net cash provided by (used in) operating activities	(5,073,239)	231,402
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(228,971)	(394,315)
Investment in affiliates	-	11,741
Certificate of deposit-restricted	-	(412,987)
Net cash used in investing activities	(228,971)	(795,561)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term liabilities	(8,483)	(5,225)
Repayment on long-term debt	-	(600,000)
Proceeds from long-term liabilities	16,518	-
Proceeds from line of credit	645,688	-
Proceeds from advances from stockholders	-	228,154
Proceeds from issuance of common stock	122,019	-
Proceeds from warrants exercised for common stock	-	2,750,000
Proceeds from warrants exercised for preferred stock	3,950,235	-
Net cash provided by financing activities	4,725,977	2,372,929
Effect of foreign currency exchange rate changes
on cash and cash equivalents	27,637	(826,260)
Net increase (decrease) in cash and cash equivalents	(548,596)	982,510
Cash and cash equivalents at beginning of period	1,032,051	179,371
Cash and cash equivalents at end of period	$483,455	$1,161,881
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

Liquidity and Going Concern Considerations

For the nine months ended November 30, 2008, we had a net loss of approximately $2.6 million.  We had negative cash flow from operating activities of approximately $5.1 million.  In addition, we had a working capital deficit of approximately $7.4 million, an accumulated deficit of approximately $49 million and a stockholders’ deficit of approximately $5.8 million as of November 30, 2008.

Our February 29, 2008 audited consolidated financial statements included a report of our independent registered public accounting firm that contained a going concern paragraph. The going concern paragraph stated that there is substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern (based upon management’s plans discussed herein) which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

The Company’s capital requirements depend on numerous factors, including the Company’s ability to fill its current backlog, rate of market acceptance of the Company’s products and services, the Company’s ability to service its customers, the ability to maintain and expand our customer base, the level of resources required to expand the Company’s marketing and sales organization, research and development activities and other factors.  Management presently believes execution of the Contract (see Note 2 and 4) combined with the Company’s debt and/or equity financing recently completed and proposals now under consideration, will be sufficient to meet the Company’s anticipated liquidity requirements through February 2009. In order for us to fund our operations and continue this growth plan, substantial additional funding will be required from external sources.  Management currently intends to fund operations through a combination of borrowings, letters of credit, debt, and if necessary, equity-based transactions.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1. ORGANIZATION, NATURE OF OPERATIONS, AND LIQUIDITY/GOING CONCERN CONSIDERATIONS (continued)

Liquidity and Going Concern Considerations (continued)

The Company entered into a fixed-price Contract with a Singapore entity on April 10, 2007 to design, develop and manufacture approximately $93.5 million of its Telematics products. The Company has completed the design phase and is currently working within the development phase where we have designed the functionality of the system to meet the customer needs and then developed the functionalities into a working environment.  Upon completion of the development phase, all customer testing provisions will be completed and documented;  thereby removing the only right of cancellation and we will move into the production phase in early 2009 for delivery over approximately fifteen months to the customer. With each shipment the customer will have forty-five days from receipt for normal processing of payment. From inception of the Contact, we have accomplished all requirements under the Contract with no liquidated damages incurred. We expect to progress through the production phase with minimal to no liquidated damages through the completion of this Contract.

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

During December 2008, Astrata entered into negotiations with an existing shareholder and officer to issue $1 million of convertible preferred stock at $0.25 per share in addition to a long-term loan of $2 million; for a total proposed financing of $3 million.  These funds are intended to be used  for working capital purposes, however there can be no assurance of the outcome of these events.

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim condensed consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at November 30, 2008, the consolidated results of its operations and its consolidated cash flows for the three and nine month periods ended November 30, 2008 and 2007.  Certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended February 29, 2008. The results of operations of interim periods are not necessarily indicative of future operating results.  All intercompany amounts have been eliminated in consolidation.

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

Other Concentrations

The financial instruments that potentially expose the Company to a concentration of credit risk principally consist of cash, cash equivalents and accounts receivable. The Company deposits its cash with high credit financial institutions, principally in the United States, Europe and Asia. Certain countries do not have any institutional depository insurance comparable to the United States, which insures bank balances up to $250,000 per bank.  At November 30, 2008, the Company’s cash balances in U.S. bank accounts totaled approximately $2,000 which is less than the Federal Deposit Insurance Corporation limit of $250,000.

The certificate of deposit described below (approximately $413,000 at November 30, 2008) is with a Singapore bank. Because the funds deposited were in U.S. dollars, such account is not eligible for coverage under Singapore’s Deposit Insurance Act.

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

Certificate of Deposit - Restricted

Under the terms of the Contract described in Note 4, the Company was required to provide a performance bond for the benefit of the customer.  In lieu of such bond, a certificate of deposit was initiated.  The certificate of deposit (the “CD”) in the amount of approximately $413,000 bears interest at 5.1% per annum and matures in December 2011. Under the terms of the Company’s arrangement with the bank that issued the CD, the funds will not be available for withdrawal until December 2011. Thus, the CD is a restricted account which has been reported as a non-current asset in the accompanying condensed consolidated balance sheets.

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

The Company uses the U.S. dollar as its functional currency.  We translate all assets and liabilities at period-end exchange rates and income and expenses accounts at average rates during the period.  During the three and nine months ended November 30, 2008, we had transactions denominated in the Euro, the British Pound, the Singapore Dollar, the Malaysian Ringgit, and the Brunei Dollar.  In accordance with SFAS No. 52, “Foreign Currency Translation” such adjustments are reported as a component of accumulated other comprehensive loss within stockholders’ deficit.

Inventories

 Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of finished goods at November 30, 2008 and February 29, 2008. Market is determined by comparison with recent sales or estimated net realizable value. Net realizable value is based on management’s forecasts for sales of the Company’s products and services in the ensuing years and/or consideration and analysis of any change in the customer base, products mix, or other factors that may impact the estimated net realizable value. Should the demand for the Company’s products and/or services prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than the amount reflected in the accompanying  condensed consolidated balance sheets.

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

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Other Assets

Included in other assets are prepaid expenses and deposits required in the normal course of operation and approximated $611,000 as of November 30, 2008.  Each amount is recorded as current and noncurrent assets based on its estimated usage and/or related terms.

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

As of November 30, 2008, management has determined that no impairment indicators exist and therefore, no adjustments have been made to the carrying values of long-lived assets held for sale or held and used. There can be no assurance, however, that market conditions will not change or demand for the Company’s services and products will continue which could result in impairment of long-lived assets in the future.

Registration Rights Penalties

In December 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements (the “FSP”). Under this pronouncement, contingently payable registration payment arrangements are accounted for separately from and do not affect the classification of the underlying shares, warrants or other financial instruments subject to the registration payment provisions. A liability for a registration payment arrangement should be recognized when payment is probable and the amount is reasonably estimable (whether at inception or during the life of the arrangement) in accordance with SFAS No. 5, “Accounting for Contingencies”.

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

Registration rights penalties have been accounted for as described above in accordance with FSP EITF 00-19-2.  When the potential registration rights penalties became probable, the Company accrued for the full potential contingent penalties creating the liability and recording the expense in the condensed consolidated statement of operations.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Convertible Preferred Stock

If the conversion feature of cumulative preferred stock is beneficial (i.e., the market price of the Company’s common stock exceeds the per-share conversion price when the preferred stock is issued), management accounts for the beneficial conversion feature (“BCF”) based on SFAS No. 133 “Accounting for Derivative Instruments and Certain Hedging Activities” (as amended) and an analysis of the rights of the preferred stock owners.  When management concludes that the economic risks and characteristics of the BCF are clearly and closely related to those of the “host contract “ (the preferred stock), the BCF (1) is not separated from the host contract or accounted for as a derivative financial instrument and (2) is measured using intrinsic value accounting.  The Company has evaluated the conversion features and determined that the economic characteristics and risks are clearly and closely related to the host primarily because the host contract is a perpetual interest and there are no collateral requirements or creditor rights in the instruments. (see Note 8)

Revenue Recognition

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

Other Matters (continued)

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

Options granted by the Company generally expire five years from the grant date. Options granted to existing and newly hired employees generally vest over a three-year period from the date of grant. The effects of share-based compensation resulting from the initial adoption of SFAS No. 123-R to options granted under the Company’s equity incentive plan resulted in an expense of approximately $31,000 for the three months ended November 30, 2007 and $450,000 for the nine months ended November 30, 2007.   During the three and nine months ended November 30, 2008 there was no effect of SFAS No. 123-R and no options were granted.

The following weighted average assumptions were used in estimating the fair value of certain share-based payment arrangements:

Three and Nine Months Ended
November 30, 2007
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

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

		Outstanding Options
					Weighted
			Weighted		Average
	Shares		Average	Aggregate	Remaining
	Available for	Number of	Exercise	Intrinsic	Contractual
	Grant	Shares	Price	Value (a)	Term (in Years)
February 29, 2008	2,291,500	108,500	$5.00	$-
Grants	-	-	-	-
Exercises	-	-	-	-
Cancellations	4,875	(4,875)	-	-
November 30, 2008	2,296,375	103,625	$5.00	$-	1.2

Options vested at:
February 29, 2008		108,500	$5.00
November 30, 2008		103,625	$5.00

(a)
These amounts represent the difference between the exercise price and $0.09, the closing market price of the Company’s common stock on November 30, 2008 as quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “ATTG” for all in-the-money options outstanding.

Basic and Diluted Loss per Share

In accordance with SFAS No. 128, “Earnings per Share”, the Company calculates basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented and adjusts the amount of net loss, used in this calculation, for preferred stock dividends during the period.

We incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods.  Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of preferred stock, the exercise of warrants, stock options and convertible debt.  As of November 30, 2008 and 2007, all potentially dilutive common stock equivalents amount to 66,674,882 and 39,078,585, respectively.

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

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

2.  CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Uncertain Income Tax Positions

Effective March 1, 2007, the Company accounts for uncertain income tax positions in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 48 (“FIN 48”). This pronouncement, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes”, seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 clarifies when tax benefits should be recorded in financial statements, and indicates how any tax reserves should be classified in the balance sheet. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes (see Note 5).

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

Recently Issued Accounting Pronouncements

On December 4, 2007, the FASB, issued SFAS No. 141 (Revised 2007), “Business Combinations”. Statement 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, as follows:

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

Statement 141R also includes a substantial number of new disclosure requirements. Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing GAAP until January 1, 2009.  The Company does not believe the application of this standard will materially impact its consolidated financial statements.

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

This Statement is effective November 15, 2008 and the Company intends to adhere to this statement.

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

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

3. INVENTORY

Inventories consisted of the following:

	November 30, 2008
	Europe	Asia	Totals
Finished goods	$17,418	$193,138	$210,556
	$17,418	$193,138	$210,556

	February 29, 2008
	Europe	Asia	Totals
Finished goods	$29,681	$255,903	$285,584
	$29,681	$255,903	$285,584

4. CONTRACT IN PROGRESS

The Company’s Singapore subsidiary entered into the Contract with a Singapore entity on April 10, 2007 to design, develop and manufacture approximately $93.5 million of its Telematics products. Deliveries began in January 2008 and we anticipated beginning major shipments in the early part of 2009 over fifteen months. The Contract includes a provision for substantial liquidated damages for unexcused delays in product deliveries and/or failure to satisfy certain customer-specified acceptance criteria. In addition, in the event of non-performance by the Company that remains uncorrected after notice from the customer and the expiration of a contractual grace period, the customer has the right to cancel the Contract. The Company’s proprietary Telematics system is undergoing significant customization/modification in order to achieve the functionality required by the customer.

Under the terms of the Contract, the schedule of values is used to determine performance and testing criteria and includes the design, development and manufacturing phases.  We are to receive payments that become payable upon the completion of each milestone as agreed upon in the Contract.  The milestones include delivery of designs and plans, prototype units, harnesses and memory, main infrastructure components, PDA’s, testing procedures, prototype units and software.   The Company has billed and collected, in full, the design phase representing $3.8 million.  We have begun progress billings under the development phase representing approximately $1.7 million.  The amounts due and payable are determined by delivery of milestones to the customer.  The Company has completed the design phase and is currently working within the development phase where we have designed the functionality of the system to meet the customer needs and then developed the functionalities into a working environment.  Upon completion of the development phase, all customer testing provisions will be completed and documented;  thereby removing all rights of cancellation and we will move into the production phase for delivery over approximately fifteen months to the customer. With each shipment the customer will have forty-five days from receipt for normal processing of payment. From inception of the Contract, we have accomplished all requirements under the Contract with no liquidated damages incurred. We expect to progress to move through the production phase with minimal to no liquidated damages through the completion of this Contract.

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

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

4. CONTRACT IN PROGRESS (continued)

During the three and nine months ended November 30, 2008, the Company recognized approximately $1 million and $3.5 million, respectively in revenue on the Contract.  During the three and nine months ended November 30, 2007, the Company recognized approximately $3.2 million and $6.2 million, respectively in revenue on the Contract.

As of November 30, 2008, the Company has unbilled revenues reflected in the condensed consolidated balance sheet of approximately $6.9 million towards costs and estimated earnings on the uncompleted Contract.  The Company has recognized costs and estimated earnings on the uncompleted Contract to date of approximately $12.4 million; offset by actual billings to the customer of approximately $5.5 million.

5.  INCOME TAXES

The Company adopted FIN 48 effective March 1, 2007.  Management had determined that the failure to file certain information returns (for the period from inception to and including the year ended February 28, 2007) may result in the assessment of income tax penalties.  As a result, management had accrued an estimate of such penalties at March 1, 2007 in the amount of $0.5 million.

As of November 30, 2008, the information returns discussed above have been prepared and filed with no income tax penalties. Accordingly, the Company has removed the estimated liability of approximately $0.5 million relating to potential income tax penalties.

All open tax years of the Company remain subject to examination by tax authorities and, as applicable, certain foreign tax authorities.

6.  NOTES PAYABLE

In April 2007, the Company received an unsecured note payable which was due on August 4, 2008 and carries an annual interest rate of 16.5%.  During August 2008, the maturity date was extended to December 4, 2008. The balance of the note is approximately $64,000 at November 30, 2008 and is included in current portion of long-term liabilities in the accompanying condensed consolidated balance sheet.  As of December 31, 2008, this note was purchased by an officer and shareholder of the Company which included extending the due date to January 16, 2009.

In August 2007, the Company received an unsecured non-interest bearing note payable which was due on August 11, 2008. The amount of the imputed interest is insignificant.  This note payable replaced approximately $130,000 of accrued expenses.  During August 2008, the maturity date was extended to December 11, 2008. The balance of the note payable is approximately $164,000 at November 30, 2008 and is included in current portion of long- term liabilities in the accompanying condensed consolidated balance sheet.  As of December 31, 2008, this note was purchased by an officer and shareholder of the Company which included extending the due date to January 16, 2009.

During the fiscal year ended February 28, 2007, certain stockholders advanced funds to the Company for working capital purposes at an annual interest rate of 15% payable upon demand with a remaining balance of approximately $81,000 as of November 30, 2008.   During the fiscal year ended February 29, 2008, certain stockholders advanced additional funds to the Company in the amount of approximately $70,000 for working capital purposes at an annual interest rate of 15% payable upon demand.  The aggregate balance of stockholders advances is approximately $151,000 at November 30, 2008 and is included in advances from stockholders in the accompanying condensed consolidated balance sheet.

In September 2008, the Company received a $1.2 million line of credit which carries an annual interest rate based on the Prime Rate plus 3% (7% as of November 30, 2008).  Principal and interest is due within six months and upon payment in full the $1.2 million line of credit will be re-established with the same terms.  The balance of the line of credit is $600,000 at November 30, 2008.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

7.  OTHER MATTERS RELATING TO CERTAIN DEBT AND EQUITY INSTRUMENTS

In previous years, the Company entered into certain convertible debt financings.  A $1.5 million convertible note payable to a stockholder issued in September 2004 (as amended in November 2004) and a $384,000 convertible note payable issued to the same stockholder in December 2004 are outstanding at November 30, 2008 and are included in the convertible notes payable to stockholders on the accompanying condensed consolidated balance sheet.

8.  EQUITY TRANSACTIONS

Issuances of Preferred Stock

May 29, 2008 Series C Preferred Stock Transaction

Background

Following approval of its Board of Directors and a majority of its Shareholders, the Company entered into a Warrant Exchange Agreement, a Warrant Amendment Agreement, and a Preferred Stock Exchange Agreement (collectively, the “Amended and Restated Rights Agreements”), dated as of May 29, 2008, between Company and each of the holders of certain warrants, and holders of certain series of Preferred shares issued by the Company (individually, a “Holder” and collectively, the “Holders”) relating to the Company’s Series A and Series B Preferred shares and related warrants. The Company accepted an exchange of warrants with modified terms for cash and Series C Preferred stock; and the exchange of Series A and Series B Preferred stock for Series A-2 Preferred stock sequentially with all transactions closing concurrently on the same day.  The Company offered the same terms to all participants of Series A and Series B Preferred stock and related warrant holders for a limited 20 day period of exchange. The specific changes contained in the Amended and Restated Rights Agreements are as follows:

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

The warrants were exercisable into 16,000,000 shares of common stock. The fair value of the warrants on the transaction date before the modifications was determined to be $4,110,225 using the Black-Scholes option pricing model in accordance with SFAS 123(R). The fair value of the warrants on the transaction date after the modifications was determined to be $5,696,144 using the Black-Scholes option pricing model in accordance with SFAS 123(R). In addition, the warrants were originally issued as part of an equity transaction and the fair value of those warrants was recorded as paid-in capital; therefore, a modification resulting in a change in the fair value of those warrants would also be recorded as paid-in capital rather than as a compensation charge.  As a result, the difference in the fair value of the warrants before and after the modification of $1,585,919 was be recorded as a deemed dividend – since these warrant holders are also holders of the Company’s Series A and Series B Preferred stock and are the beneficiaries of the increase in incremental value – and was be recognized over the period until the Series C Preferred Stock becomes convertible, which was upon issuance since the Series C Preferred stock are convertible upon issuance. However, since the Company did not have retained earnings on the transaction date, the deemed dividend was accounted for by reducing additional paid-in capital. The accounting for these dividends also requires that they be credited to additional paid-in capital; as a result, there was no net effect of the transaction on the Company’s stockholders’ deficit on the transaction date.

The reporting of the basic and diluted loss per common share was accounted for in accordance with paragraphs 8 and 9 of SFAS No. 128, “Earnings per Share.”  Paragraph 8 states “the objective of basic earnings per share (“EPS”) is to measure the performance of an entity over the reporting period. Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period shall be weighted for the portion of the period that they were outstanding.” Paragraph 9 states “income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. If there is a loss from continuing operations or a net loss, the amount of the loss shall be increased by those preferred dividends.”  Therefore, the deemed dividend to Preferred stockholders was added to the net loss in determining the net loss available to common shareholders in the condensed consolidated statement of operations.

Exchange of Warrants for shares of Series C Preferred Stock

Based on the facts of the transaction, this is considered to be a non-monetary exchange and was accounted for at fair value in accordance with APB No. 29, “Accounting for Non-Monetary Transactions” (as amended by SFAS 153). The transaction does not qualify for the exception for transactions that lack “commercial substance’ since the future cash flows of the Company are expected to change significantly as a result of the transaction (the Company would have received cash proceeds from the exercise of the warrants but will receive no cash proceeds upon the conversion of the Series C Preferred stock).

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

8.  EQUITY TRANSACTIONS (continued)

Issuances of Preferred Stock (continued)

The warrants were exercisable into 14,557,142 shares of common stock. The fair value of the warrants on the transaction date was determined to be $4,331,396 using the Black-Scholes option pricing model in accordance with SFAS 123(R).  The Series C Preferred stock has a liquidation preference of $7.80 per share with a 20:1 conversion to the Company’s common shares issuable upon conversion; therefore, the liquidation preference on a per-share of common stock basis of $0.39 (fair value) is equal to the closing price of the Company’s common stock on May 29, 2008, which was determined to be $3,784,856. The difference in fair value between the warrants and the Preferred stock exchanged of $546,540 is considered to be a deemed dividend to the Preferred stockholders, with the entire amount charged to equity on the transaction date. However, since the Company did not have retained earnings on the transaction date, the deemed dividend was accounted for by reducing additional paid-in capital. The accounting for these dividends also requires that they be credited to additional paid-in capital; as a result, there was no net effect of the transaction on the Company’s stockholders’ deficit on the transaction date.

The Company reported the basic and diluted loss per common share pursuant to paragraphs 8 and 9 of SFAS No. 128, “Earnings per Share.”  As a result, the deemed dividend to Preferred stockholders was added to the net loss in determining the net loss available to common shareholders in the condensed consolidated statement of operations.

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

The Series A and Series B Preferred stock were convertible into 9,000,000 and 4,285,714 shares of Company common stock, respectively. The fair value of the Series A and Series B Preferred stock was based on the closing price of the Company’s common stock on the transaction date and the number of common shares issuable upon conversion and was determined to be $5,181,428. The Series A-2 Preferred stock is convertible into 30,000,000 shares of common stock. The Series A-2 Preferred stock has a liquidation preference of $7.80 per share with a 20:1 conversion to the Company’s common shares issuable upon conversion; therefore, the liquidation preference on a per-share of common stock basis of $0.39 (fair value) was equal to the closing price of the Company’s common stock on May 29, 2008, which was determined to be $11,700,000.  The difference in fair value of the Preferred stock exchanged, $6,518,572, was considered to be a deemed dividend to the Preferred stockholders, with the entire amount charged to equity on the transaction date. However, since the Company did not have retained earnings on the transaction date, the deemed dividend was accounted for by reducing additional paid-in capital. The accounting for these dividends also requires that they be credited to additional paid-in capital; as a result, there was no net effect of the transaction on the Company’s stockholders’ deficit on the transaction date.

The Company reported the basic and diluted loss per common share pursuant to paragraphs 8 and 9 of SFAS No. 128, “Earnings per Share.”  As a result, the deemed dividend to Preferred stockholders was added to the net loss in determining the net loss available to common shareholders in the condensed consolidated statement of operations.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

8.  EQUITY TRANSACTIONS (continued)

Issuances of Preferred Stock (continued)

Finally, the existence of a BCF must be determined in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and the amount of the BCF calculated in accordance with these accounting standards, if any, must be recorded. The Series A-2 Preferred Stock conversion price of $0.25 per share was in-the-money when issued, since the Company’s closing stock price on May 29, 2008 was $0.39, and therefore a BCF existed at the time of issuance of the Series A-2 Preferred Stock. The BCF, $6,518,572, is considered to be a deemed dividend to the preferred stockholders, with the entire amount charged to equity on the transaction date. However, since the Company did not have retained earnings on the transaction date, the deemed dividend was accounted for by reducing additional paid-in capital. The accounting for these dividends also requires that they be credited to additional paid-in capital; as a result, there was no net effect of the transaction on the Company’s stockholders’ deficit on the transaction date.

The Company reported the basic and diluted loss per common share pursuant to paragraphs 8 and 9 of SFAS No. 128, “Earnings per Share.”  As a result, the deemed dividend to Preferred stockholders was added to the net loss in determining the net loss available to common shareholders in the condensed consolidated statement of operations.

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

As of June 18, 2008, holders of approximately 8.2 million warrants, with a twenty (20) day offer elected to participate in the exchange and exercised approximately 2.1 million warrants for approximately 2.1 million shares of Common stock with cash and non-cash proceeds of approximately $37,000 and $482,000, respectively .  Then the participants forfeited approximately 2.1 million in warrants and exchanged approximately 4.2 million warrants for approximately 208,000 shares of Series C Preferred stock.  The remaining approximately 3.5 million Preferred stock warrant holders which did not elect to participate in the exchange will continue to hold their original warrants with terms modified eliminating the anti-dilution and cashless exercise provision.  In addition, in accordance with the anti-dilution terms of the warrant agreement, the exercise price of these approximately 3.5 million warrants was reduced to $0.61.

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

During the quarter ended August 31, 2008, the Company issued approximately 174,000 shares of its restricted common stock in exchange for services provided by employees and consultants. Such shares were valued at approximately $76,000 (estimated to be the closing value based on the trading price on the issuance date).  This transaction constituted an exempt offering under Section 4(2) of the Securities Act.

During the quarter ended August 31, 2008, the Company issued approximately 239,000 shares of its restricted common stock in exchange for cash of approximately $60,000 (estimated to be the closing value based on the trading price on the issuance date).  This transaction constituted an exempt offering under Section 4(2) of the Securities Act.

During the quarter ended November 30, 2008, the Company issued approximately 100,000 shares of its restricted common stock in exchange for services provided by employees.  Such shares were valued at approximately $25,000 (estimated to be the closing value based on the trading price on the issuance date).  This transaction constituted an exempt offering under Section 4(2) of the Securities Act.

Common shares issued which vest over a three-year period from the date of grant, are amortized over the vesting period resulting in an expense of approximately $184,000 for the three months ended November 30, 2008 and $511,000 for the nine months ended November 30, 2008.

9.  COMMITMENTS AND CONTINGENCIES

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

Registration Rights Penalties

The Company is contractually liable for certain penalties because its registration statement relating to the preferred stock and the April/May 2005 sale of equity units was not filed (or expected to be declared effective by the SEC) by the deadline dates.  During June 2008, the Company issued restricted common stock in settlement of approximately $0.3 million registration rights penalties which is included in the issuance of approximately 2.1 million shares of common stock issued June 18, 2008 as reflected above.   Based on the current estimate of the filing and effective dates of such registration statement and the contractual deadlines, as of November 30, 2008, the Company has accrued estimated penalties and related interest of approximately $0.3 million.

Accrued Interest Expense

A number of directors, officers, employees and consultants have deferred salaries, fees and/or expenses for significant periods of time to support the Company.  These loans accrue 1% per month simple interest on balances that remained outstanding for over six months.  During the three and nine months ended November 30, 2008, we accrued interest payable and expensed approximately $69,000 and $179,000 respectively.  During the three and nine months ended November 30, 2007, we accrued interest payable and expensed approximately $278,000.  Accrued interest is included within interest expense in the accompanying condensed consolidated statement of operations.

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

Certain condensed geographic information is presented below including property and equipment, revenues:

	Property and	Property and
	Equipment, net	Equipment, net
	November 30, 2008	February 29, 2008
Asia	$562,225	$528,740
United States	11,593	-
Western Europe	20,228	88,987
Total	$594,046	$617,727

	Three Months Ended		Nine Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
	Revenue	Revenue	Revenue	Revenue
Asia	$2,625,797	$4,552,639	$7,828,835	$9,897,819
United States	-	-	-	-
Western Europe	231,600	165,864	773,866	453,076
Total	$2,857,397	$4,718,503	$8,602,701	$10,350,895

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

11.  LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share from continuing operations computations for the three and nine months ended November 30, 2008 and 2007:

	Three Months	Three Months	Nine Months	Nine Months
	November 30,	November 30,	November 30,	November 30,
	2008	2007	2008	2007
Numerator for basic and diluted loss per common share:
Net loss from continuing operations	$(571,070)	$(982,122)	$(2,567,810)	$(6,254,360)
Cumulative undeclared dividends on preferred stock	-	(56,000)	(11,757,951)	(168,000)
Net loss from continuing operations applicable
to common shareholders	$(571,070)	$(1,038,122)	$(14,325,761)	$(6,422,360)

Loss from continuing operations	$(571,070)	$(982,122)	$(2,567,810)	$(6,254,360)
Loss from discontinued operations, net of tax	-	(106,964)	-	(288,284)
Net loss	$(571,070)	$(1,089,086)	$(2,567,810)	$(6,542,644)

Denominator for basic and diluted loss per common share:
Weighted average number of common share outstanding	30,014,670	24,002,951	29,980,848	23,989,717

Basic and diluted (loss) per common share:
Continuing operations applicable to common stockholders	$(0.02)	$(0.04)	$(0.48)	$(0.27)
Discontinued operations	-	-	-	(0.01)
	$(0.02)	$(0.04)	$(0.48)	$(0.28)

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

Management believes that the Company has not incurred any material contingent liabilities in connection with the transactions and events described in the preceding paragraph. The Company did not recognize any losses for write-downs (to fair value, less cost to sell) of any assets related to discontinued operations during the three and nine months ended November 30, 2008. Operations reported as discontinued in the accompanying condensed consolidated statements of operations are not generating any significant cash flows.  Management has concluded that the Company does not have any active continuing involvement with the components that have been classified as discontinued operations in the accompanying condensed consolidated financial statements.

The loss from discontinued operations (net of tax) reported by the Company for the three and nine months ended November 30, 2007 was approximately $107,000 and $288,000 respectively.

ASTRATA GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

13.  SUBSEQUENT EVENTS

Entry into a Material Definitive Agreement

On December 3, 2008, Astrata entered into a joint venture agreement with PassTime™, a Colorado based company that provides code-based, wireless and GSM technologies used in high technology payment solutions for the finance industry (specifically with automotive sales and leasing) throughout North America.  PassTime has over 400,000 telematics devices installed in the United States.  These products range from basic ignition control systems for sub-prime auto payment assurance to advanced personal vehicle management units.  PassTime is deeply involved with all of the value chain partners that are integral to the deployment of wireless telematics systems including the sales channels, network operators and financing companies.

The new company will be 51% owned by Astrata and known as PassTime Telematics Inc., an Astrata Group Company (“PTT”).  The purpose of PTT is to facilitate and optimize Astrata’s entry into the North American telematics market.  PTT will distribute a combination of Astrata’s and PassTime’s technology through PassTime’s well established distribution network and offer substantially competitive solutions to North American customers.  The initial target markets for PTT are the quickly expanding U.S. vehicle fleet and asset tracking industry and homeland security.

Appointment of Principal Officers

On December 3, 2008, Astrata announced the following organizational changes which management deemed necessary to appropriately manage Astrata’s newly announced entry into the North American markets and to maintain its growing customer base abroad:   Executive Chairman, Anthony Harrison will assume the role of Chairman and Chief Executive Officer.  Martin Euler will assume the position of President and Chief Operating Officer.  Henry Negron is appointed Chief Technology Officer.

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

The Company entered into a fixed-price Contract with a Singapore entity on April 10, 2007 to design, develop and manufacture approximately $93.5 million of its Telematics products. The Company has completed the design phase and is currently working within the development phase where we have designed the functionality of the system to meet the customer needs and then developed the functionalities into a working environment.  Upon completion of the development phase, all customer testing provisions will be completed and documented;  thereby removing all rights of cancellation and we will move into the production phase for delivery over approximately fifteen months to the customer. With each shipment the customer will have forty-five days from receipt for normal processing of payment. From inception of the Contact, we have accomplished all requirements under the Contract with no liquidated damages incurred. We expect to progress to move through the production phase with minimal to no liquidated damages through the completion of this Contract.  We anticipate entering into the manufacturing phase in early 2009, at which time we anticipate an increase in our revenues and gross margins.

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

On December 3, 2008, Astrata entered into a joint venture agreement with PassTime™, a Colorado based company that provides code-based, wireless and GSM technologies used in high technology payment solutions for the finance industry (specifically with automotive sales and leasing) throughout North America.  PassTime has over 400,000 telematics devices installed in the United States.  These products range from basic ignition control systems for sub-prime auto payment assurance to advanced personal vehicle management units.  PassTime is deeply involved with all of the value chain partners that are integral to the deployment of wireless telematics systems including the sales channels, network operators and financing companies.  The new company will be 51% owned by Astrata and known as PassTime Telematics Inc., an Astrata Group Company (“PTT”).  The purpose of PTT is to facilitate and optimize Astrata’s entry into the North American telematics market.  PTT will distribute a combination of Astrata’s and PassTime’s technology through PassTime’s well established distribution network and offer substantially competitive solutions to North American customers.  The initial target markets for PTT are the quickly expanding U.S. vehicle fleet and asset tracking industry and homeland security.

Management is projecting growth in Telematics sales during fiscal 2009 and 2010, and has announced sales orders in this sector valued at a total of approximately $99 million (which includes the Contract) for the next two years. Other sales contracts are under negotiation, but at this time there can be no assurance regarding the ultimate success of these negotiations.

Results of Operations for the Three Months Ended November 30, 2008 Compared to November 30, 2007

Revenues

Net sales from continuing operations were approximately $2.9 million for the three months ended November 30, 2008; a decrease of approximately $1.8 million compared to the three months ended November 30, 2007 of approximately $4.7 million.  This decrease is directly attributable to our long sales cycle in orders to provide customer specific requirements and the reduced recognition on the fixed-price Contract with a Singapore entity. During the three months ended November 30, 2008, we continued with the development phase of our Contract which covers a larger period of time for completion; recognizing approximately $1 million in revenue.  During the three months ended November 30, 2007, we recognized approximately $2.3 million in revenue on the Contract. We are currently in the later stage of the development phase, completing recent customer change orders and recognize revenue using the percentage of completion method of accounting.  The design and development phase is where we have designed the functionality of the system to meet the customer’s needs and then developed the functionalities into a working environment for testing and acceptance to move into production.  Throughout the last nineteen months, we have accomplished all requirements under the Contract with no liquidation damages incurred. Upon completion of the development phase, we will move into the production phase which includes the units for delivery over approximately fifteen months to the customer.   We expect to progress through the production phase with minimal to no liquidation damages through the completion of this Contract.

Our business strategy is to focus on the homeland security, hazardous materials, civil defense and business-to-business markets by providing our customers with comprehensive solutions to their needs. Frequently this involves additional integration such as sensors ranging from Radio Frequency Identification to biometrics, remote displays or augmenting technologies to allow tracking in tunnels.  Management is projecting growth in Telematics sales during fiscal 2009 and 2010. Other sales contracts are under negotiation, but at this time there can be no assurance regarding the ultimate success of these negotiations.  Based on our current estimates, we project recording revenue under the Contract of approximately $4.5 million and $62.6 million in fiscal 2009 and 2010, respectively.

Margins

Gross profit from continuing operations was approximately $1.1 million for the three months ended November 30, 2008 and approximately $1.2 million for the three months ended November 30, 2007.  Total gross profit as a percentage of revenue increased to 39% for the three months ended November 30, 2008 compared to approximately 26% for the three months ended November 30, 2007.  This is attributable to an increase in orders with higher margins in addition to our fixed-price Contract.

Operating Expenses

Selling general and administrative expenses from continuing operations for the three months ended November 30, 2008 were approximately $1.4 million, a decrease of approximately $0.1 million compared to the three months ended November 30, 2007 of approximately $1.5 million.  For the three months ended November 30, 2008, we experienced approximately $0.3 million increase related to Europe; and approximately $0.1 million related to the United States; offset by a decrease of approximately $0.5 million in our South East Asia operations.  The majority of the administrative expenses primarily include marketing, salaries, facilities and travel expenses.  Corporate overhead of approximately $0.9 million includes public company expenses of approximately $0.3 million, investor relations and investment banker service expenses of approximately $0.1 million and administrative expenses of approximately $0.5 million.  Public company expenses include audit expenses, legal fees, and director’s fees.  We expect our expenses to remain consistent or decrease as we progress through the manufacturing phase on the Contract.  A non-cash expense was recorded for stock based compensation amounting to approximately $0.2 million for the three month period ending November 30, 2008.

Research and Development

Research and development expenses not directly related to the Contract were approximately $0.1 million for the three months ended November 30, 2008.  During the prior year period, our research and development team devoted the majority of their time on the Contract in which their costs became direct charges to cost of goods sold during the development phase.  We expect to incur approximately $0.7 million during fiscal 2009 for the addition of enhanced features to become available with our current products.

Operating Loss

Our operating loss for the three months ended November 30, 2008 and 2007 was approximately $0.4 million.  This primarily reflects expenses incurred related to supporting current orders in process during the three months ended November 30, 2008 for future shipments.

Certain Non-Operating Items

Interest expense decreased by approximately $0.5 million to $0.2 million for three months ended November 30, 2008 compared to approximately $0.7 million for three months ended November 30, 2007.  This was directly related to interest on the loans provided by officers and shareholders for working capital.

Net Results of Operations

We reported a net loss of approximately $0.6 million or $0.02 per common share for the three months ended November 30, 2008 compared to a net loss of approximately $1.1 million or $0.04 per common share for the three months ended November 30, 2007.  Our discontinued operations had no effect on net results from operations for the three months ended November 30, 2008 and 2007.

Results of Operations for the Nine Months Ended November 30, 2008 Compared to November 30, 2007

Revenues

Net sales from continuing operations were approximately $8.6 million for the nine months ended November 30, 2008; a decrease of approximately $1.8 million compared to the nine months ended November 30, 2007 of approximately $10.4 million.  This was attributable to decreased related revenues on the fixed-price Contract with a Singapore entity. During the nine months ended November 30, 2008, we recognized approximately $5.1 million related to Telematics capabilities and approximately $3.5 million related to the development phase of the fixed-price Contract.  During the nine months ended November 30, 2007 we recognized approximately $3.7 million related to Telematics capabilities and approximately $6.7 million related to the fixed-price Contract. We are currently in the later stage of the development phase on the Contract, completing customer change orders and recognize revenue using the percentage of completion method of accounting.  The design and development phase is where we have designed the functionality of the system to meet the customer’s needs and then developed the functionalities into a working environment for testing and acceptance to move into production.  Throughout the last nineteen months, we have accomplished all requirements under the Contract with no liquidation damages incurred. Upon completion of the development phase, we will move into the production phase which includes the units for delivery over approximately fifteen months to the customer.   We expect to progress through the production phase with minimal to no liquidation damages through the completion of this Contract.

Our business strategy is to focus on the homeland security, hazardous materials, civil defense and business-to-business markets by providing our customers with comprehensive solutions to their needs. Frequently this involves additional integration such as sensors ranging from Radio Frequency Identification to biometrics, remote displays or augmenting technologies to allow tracking in tunnels.  Management is projecting growth in Telematics sales during fiscal 2009 and 2010. Other sales contracts are under negotiation, but at this time there can be no assurance regarding the ultimate success of these negotiations.  Based on our current estimates, we project recording revenue under the Contract of approximately $4.5 million and $62.6 million in fiscal 2009 and 2010, respectively.

Margins

Gross profit from continuing operations increased approximately $0.4 million to approximately $3.3 million for the nine months ended November 30, 2008 compared to the nine months ended November 30, 2007 of approximately $2.9 million.  Total gross profit as a percentage of revenue increased to 39% for the nine months ended November 30, 2008 compared to approximately 28% for the nine months ended November 30, 2007.  This is attributable to an increase in orders with higher margins in addition to our fixed-price Contract.

Operating Expenses

Selling general and administrative expenses from continuing operations for the nine months ended November 30, 2008 were approximately $5.3 million, a decrease of approximately $2.5 million compared to the nine months ended November 30, 2007 of approximately $7.8 million.  The $2.5 million decrease was primarily due to compensation awards that related to obtaining the Contract that was issued during April 2007.   For the nine months ended November 30, 2008, we experienced a decrease of approximately $3.1 million related to our South East Asia operations offset by an increase of approximately $0.5 million relating to the United States and approximately $0.1 million relating to Europe.  The majority of these expenses are specifically related to staffing, facilities and travel. Administrative expenses primarily include marketing, salaries, facilities and travel expenses.  Corporate overhead of approximately $2.9 million includes public company expenses of approximately $0.5 million, investor relations and investment banker service expenses of approximately $0.3 million and administrative expenses of approximately $2.1 million.  Public company expenses include audit expenses, legal fees, and director’s fees.  We expect our expenses to remain consistent or decrease as we progress through the manufacturing phase on the Contract.  A non-cash expense was recorded for stock based compensation amounting to approximately $0.6 million for the nine month periods ended November 30, 2008.

Research and Development

Research and development expenses not directly related to the Contract were approximately $0.5 million for the nine months ended November 30, 2008.  During the prior year period, our research and development team devoted the majority of their time on the Contract in which their costs became direct charges to cost of goods sold during the design and development phase.  We expect to incur approximately $0.7 million during fiscal 2009 for the addition of enhanced features to become available with our current products.

Operating Loss

Our operating loss for the nine months ended November 30, 2008 was approximately $2.4 million, a decrease of approximately $2.5 million from approximately $4.9 million for the nine months ended November 30, 2007.  This primarily reflects a decrease in expenses incurred related to the award of the Contract during the nine months ended November 30, 2007.

Certain Non-Operating Items

Interest expense decreased by approximately $0.4 million to $0.6 million for nine months ended November 30, 2008 compared to approximately $1 million for nine months ended November 30, 2007.  This was directly related to interest on the loans provided by officers and shareholders for working capital.

Net Results of Operations

We reported a net loss of approximately $2.6 million (and a net loss applicable to common stockholders of approximately $14.3 million) or $0.48 per common share for the nine months ended November 30, 2008 compared to a net loss of approximately $6.5 million or $0.28 per common share for the nine months ended November 30, 2007.  The fiscal 2008 amount includes an undeclared non-cash dividend on preferred stock of approximately $11.8 million related to the fair value of the exchange of warrants for Series C Preferred Stock during the nine months ended November 30, 2008. Our discontinued operations had no effect on net results from operations for the nine months ended November 30, 2008.  Our discontinued operations resulted in a loss of approximately $0.3 million or $0.01 per common share for the nine months ended November 30, 2007.

Liquidity and Capital Resources

Total assets increased by approximately $2.9 million from approximately $7.5 million as of February 29, 2008 to approximately $10.4 million as of November 30, 2008. The increase is primarily due to the increase of approximately $3.6 million in costs in excess of billings and estimated earnings related to the Contract offset by a decrease in cash of approximately $0.5 million and a decrease in accounts receivable of approximately $0.2 million.

Total liabilities increased by approximately $0.1 million from approximately $16.1 million as of February 29, 2008 to approximately $16.2 million as of November 30, 2008.  The increase is primarily due to a net increase in salaries and benefits payable to officers and directors of approximately $1.3 million, an increase in accrued interest of approximately $0.4 million and an increase in credit line of approximately $0.6 million; offset by a decrease in accounts payable and accrued liabilities of approximately $1 million, a decrease in registration rights penalties of approximately $0.3 million,  a decrease in income tax and related penalties payable of approximately $0.5 million and a decrease in deferred income of approximately $0.3 million.

At November 30, 2008, the Company had negative working capital of approximately $7.4 million and negative working capital of approximately $10 million at February 29, 2008; a decrease of approximately $2.6 million.  The primary reason for the decrease in the working capital deficit is an increase in the cost in excess of billings and estimated earnings on uncompleted contract of approximately $3.6 million, a net decrease in accounts payable and accrued liability and salaries of approximately $1 million; a decrease in registration rights penalties of approximately $0.3 million, a decrease in income tax and related penalties payable of approximately $0.5 million;  offset by an increase in salaries and benefits payable to officers and directors of approximately $1.3 million, an increase in accrued interest of approximately $0.4 million, a increase in line of credit of approximately $0.6 million and a decrease in cash of approximately $0.5 million.

Our operating activities used approximately $5.1 million in cash for the nine months ended November 30, 2008.  Our net loss of approximately $2.6 million, an increase in cost in excess of billings and estimated earnings on uncompleted contract of approximately $3.9 million and decrease in income tax and related penalties payable of approximately $0.5 million; offset by stock-based compensation of approximately $0.6 million,  depreciation and amortization of approximately $0.3 million and a decrease in accounts payable and accrued liabilities of approximately $1 million was the primary components of the net cash used in operating activities.

Our operating activities provided approximately $0.2 million in cash for the nine months ended November 30, 2007.  Our net loss of approximately $6.5 million and an increase in accounts receivable and inventories of approximately $0.5 million; was offset by certain non-cash expenses such as stock-based compensation and depreciation and amortization in the total amount of approximately $2.6 million.  Increases in accounts payables, accrued liabilities, other assets, income taxes and penalties payable of approximately $4 million and an increase in billings in excess of costs and estimated earnings on uncompleted contract of approximately $0.6 million was the primary components of the net cash used in operating activities.

Under the terms of the Contract, the Company was required to provide a performance bond for the benefit of the customer.  In lieu of such bond, a certificate of deposit was initiated to guarantee this bond.  The CD in the amount of $413,000 bears interest at 5.1% per annum and matures in December 2011. Under the terms of the Company’s arrangement with the bank that issued the CD, the funds will not be available for withdrawal until December 2011. Thus, the CD is a restricted account which has been reported as a non-current asset in the Company’s condensed consolidated balance sheets.

On December 19, 2007, Astrata Group Incorporated entered into a Series B Convertible Preferred Stock Purchase Agreement with Investors.  Under the terms of the Stock Purchase Agreement, the Investors purchased an aggregate of (i) $3,000,000 of Series B Convertible Preferred Stock and (ii) warrants to purchase a total of approximately 8.6 million shares of our common stock and warrants to purchase a total of approximately 2.1 million shares of our preferred stock.  The Company used the proceeds for working capital and general corporate purposes.

Following approval of the Board of Directors and a majority of its shareholders, the Company entered into a $4 million Warrant Exchange Agreement, a Warrant Amendment Agreement, and a Preferred Stock Exchange Agreement (collectively, the “Amended and Restated Rights Agreements”), dated as of May 29, 2008, between Company and each of the holders of certain warrants, and holders of certain series of preferred shares issued by the Company (individually, a “Holder” and collectively, the “Holders”) relating to the Company’s Series A and Series B Preferred shares. The Amended and Restated Rights Agreements eliminated the anti-dilution and cashless exercise provisions of the Series A and Series B warrants.  The Company received net cash proceeds of approximately $4 million which it has used the proceeds for working capital purposes.  For additional information on this transaction, see Note 8 in the accompanying footnotes to these condensed consolidated financial statements.

During December 2008, Astrata entered into negotiations with an existing shareholder and officer to issue $1 million of convertible preferred stock at $0.25 per share in addition to a long-term loan of $2 million; for a total proposed financing of $3 million.  These funds are intended to be used  for working capital purposes, however there can be no assurance of the outcome of these events.

Liquidity and Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming we will continue in our present form, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  For the nine months ended November 30, 2008, we had a net loss of approximately $2.6 million and negative cash flows from operating activities of approximately $5.1 million.  In addition, we had a working capital deficit of approximately $7.4 million and an accumulated deficit of approximately $49 million and stockholders’ deficit of approximately $5.8 million as of November 30, 2008.

Because of the matters discussed in the immediately preceding paragraph, the Company’s independent registered public accounting firm added a going concern paragraph to their audit report on our February 29, 2008 consolidated financial statements.  The going concern paragraph states that there is substantial doubt about the Company’s ability to continue as a going concern.  Such consolidated financial statements have been prepared assuming that the Company will continue as a going concern (based upon management’s plans discussed in our February 29, 2008 consolidated financial statements) which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  Accordingly, the aforementioned consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

The Company’s capital requirements depend on numerous factors, including the rate of market acceptance of the Company’s products and services, the Company’s ability to service its customers, the ability to maintain and expand our customer base, the level of resources required to expand the Company’s marketing and sales organization, research and development activities and other factors.  Management presently believes execution of the Contract combined with the Company’s debt and/or equity financing recently completed and proposals now under consideration, will be sufficient to meet the Company’s anticipated liquidity requirements through February 2010. In order for us to fund our operations and continue this growth plan, substantial additional funding will be required from external sources.  Management currently intends to fund operations through a combination of borrowings, letters of credit, debt, and if necessary, equity-based transactions.  Management is in discussion with lending facilities and certain investors, who have expressed an interest in providing the Company with such investments.  These discussions are ongoing; however, there can be no assurance of the outcome of these negotiations.

Astrata’s Telematics operations were strengthened during fiscal 2007 by our increased presence in South East Asia based primarily on the successful execution of the fixed-price Contract.  Deliveries began in January 2008 and we anticipated beginning major shipments in the early part of 2009 over fifteen months. The Contract includes a provision for substantial liquidated damages for unexcused delays in product deliveries and/or failure to satisfy certain customer-specified criteria. The Company’s proprietary Telematics system is undergoing significant customization/modification in order to achieve the functionality required by the customer.  The design and development phase is where we have designed the functionality of the system to meet the customer’s needs and then developed the functionalities into a working environment for testing and acceptance to move into production.  Throughout the last nineteen months, we have accomplished all requirements with no liquidation damages incurred. Upon completion of the development phase, we will move into the production phase which includes the units for delivery over approximately fifteen months to the customer.   We expect to progress through the production phase with minimal to no liquidation damages through the completion of this Contract.  Funding for the manufacturing phase is covered by the customer providing a letter of credit for each shipment.  Profits from these shipments will partially fund our operations and begin to result in a strengthening of our balance sheet, cash flow and equity position; however, there can be no assurance of the outcome of these events.

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

In September 2008, the Company received a $1.2 million line of credit which carries an annual interest rate based on the Prime Rate plus 3% (7% as of November 30, 2008).  Principal and interest is due within six months and upon payment in full the $1.2 million line of credit will be re-established with the same terms.  The balance of the line of credit is $600,000 at November 30, 2008.

On December 3, 2008, Astrata entered into a joint venture agreement with PassTime™, a Colorado based company that provides code-based, wireless and GSM technologies used in high technology payment solutions for the finance industry (specifically with automotive sales and leasing) throughout North America.  PassTime has over 400,000 telematics devices installed in the United States.  These products range from basic ignition control systems for sub-prime auto payment assurance to advanced personal vehicle management units.  PassTime is deeply involved with all of the value chain partners that are integral to the deployment of wireless telematics systems including the sales channels, network operators and financing companies.  The new company will be 51% owned by Astrata and known as PassTime Telematics Inc., an Astrata Group Company (“PTT”).  The purpose of PTT is to facilitate and optimize Astrata’s entry into the North American telematics market.  PTT will distribute a combination of Astrata’s and PassTime’s technology through PassTime’s well established distribution network and offer substantially competitive solutions to North American customers.  The initial target markets for PTT are the quickly expanding U.S. vehicle fleet and asset tracking industry and homeland security.

Off Balance Sheet Arrangements

As of November 30, 2008, there were no off balance sheet arrangements.  Please refer to the Commitment and Contingencies footnote (Note 9 to our condensed consolidated financial statements included elsewhere herein) for additional information.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting policies” in the Management Discussion and Analysis or Plan of Operations.  The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of our financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We believe that the following accounting policies fit this definition as they relate to our consolidated financial statements.

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

Registration Rights Penalties

In December 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements” (the “FSP”). Under this pronouncement, contingently payable registration payment arrangements are accounted for separately from and do not affect the classification of the underlying shares, warrants or other financial instruments subject to the registration payment provisions. A liability for a registration payment arrangement should be recognized when payment is probable and the amount is reasonably estimable (whether at inception or during the life of the arrangement) in accordance with SFAS No. 5, “Accounting for Contingencies”.

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

Recently Issued Accounting Pronouncements

On December 4, 2007, the FASB, issued SFAS No. 141 (Revised 2007), “Business Combinations”. Statement 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, as follows:

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

Statement 141R also includes a substantial number of new disclosure requirements. Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing GAAP until January 1, 2009.  The Company does not believe the application of this standard will materially impact its consolidated financial statements.

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

This Statement is effective November 15, 2008 and the Company intends to adhere to this statement.

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

	High	Low
For the nine months ended November 30, 2008:
First Quarter	$0.60	$0.35
Second Quarter	0.49	0.21
Third Quarter	0.37	0.09

For the fiscal year ended February 29, 2008:
First Quarter	$1.52	$0.93
Second Quarter	1.23	0.50
Third Quarter	0.99	0.54
Fourth Quarter	0.80	0.40

On January 8, 2009 the last sales price of our common stock was $0.14.

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

Holders of Our Common Stock

As of January 8, 2009, there were approximately 533 holders of record of our common stock.

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

Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of November 30, 2008, Company management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2008, the Company's disclosure controls and procedures are not effective for the purposes of recording, processing, summarizing and timely reporting of material information relating to the Company and required to be included in its periodic reports.

For the reasons discussed in “Management’s Report on Internal Control over Financial Reporting” below, Company management, including the Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2008, the Company’s internal control over financial reporting was not effective due to material weaknesses in internal control over financial reporting.  Notwithstanding the identified control deficiencies, management has concluded that the condensed consolidated financial statements included in this quarterly report present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Management has evaluated the impact of these gaps on the Company’s internal control over financial reporting, and is now utilizing its risk-based approach to designing controls to remediate these gaps as part of its implementation of the Company’s SOX Compliance Plan.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock

During the quarter ended November 30, 2008, the Company issued approximately 100,000 shares of its restricted common stock in exchange for services provided by employees.  Such shares were valued at approximately $25,000 (estimated to be the closing value based on the trading price on the issuance date).  This transaction constituted an exempt offering under Section 4(2) of the Securities Act.

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

None

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

ASTRATA GROUP INCORPORATED

Dated: January 14, 2009	By:	/s/MARTIN G. EULER Martin G. Euler Chief Executive Officer and Chief Operations Officer

Dated: January 14, 2009	By:	/s/THOMAS A. WAGNER Thomas A. Wagner Chief Financial Officer