Form 10KSB/A
period 2008-02-29
ASTRATA GROUP INC
filed 2009-02-26
CIK 1071157

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

State issuer's revenues for its most recent fiscal year:	$13,445,124

State the aggregate market value of the voting and non-voting comon equity held by non-affiliates computed by reference to the price at which the common equity was sold or the average bid and asked price of such
common equity, as of May 29, 2008:	$7,869,084

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